Form 10-Q
period 1996-03-31
GRANITE BROADCASTING CORP
filed 1996-05-10
CIK 839621

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________


Commission File Number  0-19728

                        GRANITE BROADCASTING CORPORATION
             (exact name of registrant as specified in its charter)

              DELAWARE                                  13-3458782
(State or other jurisdiction of incorporation        (I.R.S. Employer
           or organization)                          Identification No.)

                                767 Third Avenue
                                   34th Floor
                           New York, New York  10017

                       Telephone number:  (212) 826-2530

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X           No_____
      ------

                    (APPLICABLE ONLY TO CORPORATE ISSUERS:)


  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Class A Voting Common Stock, par value $.01 per share - 178,500 shares outstanding at March 31, 1996; Common Stock (Nonvoting), par value $.01 per share - 8,298,966 shares outstanding at March 31, 1996.

                         PART I.  FINANCIAL INFORMATION
                        GRANITE BROADCASTING CORPORATION
                           CONSOLIDATED BALANCE SHEET

                                                                 March 31,    December 31,
ASSETS                                                             1996           1995
- - ------                                                           ---------    ------------
                                                                (Unaudited)
Current assets:
 Cash and cash equivalents                                     $  4,354,430   $     95,123
 Accounts receivable, net                                        22,633,125     26,186,579
 Film contract rights                                             4,516,019      5,813,366
 Other assets                                                     4,231,351      3,854,774
                                                               ------------   ------------
       Total current assets                                      35,734,925     35,949,842

Property and equipment, net                                      32,204,637     32,132,126
Film contract rights and other noncurrent assets                  4,281,976      3,725,612
Deferred financing fees, net                                     14,045,461     14,849,529
Intangible assets, net                                          363,503,529    365,564,029
                                                               ------------   ------------
                                                               $449,770,528   $452,221,138
                                                               ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
- - ------------------------------------
Current liabilities:
 Accounts payable                                              $  2,703,803   $  4,770,793
 Accrued interest                                                 8,477,344      5,595,610
 Other accrued liabilities                                        3,511,490      3,252,518
 Film contract rights and other current liabilities               8,231,029      7,708,442
                                                               ------------   ------------
         Total current liabilities                               22,923,666     21,327,363

Long-term debt                                                  344,454,700    341,000,000
Film contract rights payable                                      3,881,370      3,669,534

Deferred tax and other noncurrent liability                      31,886,678     31,869,240

Redeemable preferred stock                                       45,487,500     45,487,500

Stockholders' equity:
 Common Stock:  41,000,000 shares authorized consisting of
   1,000,000 shares of Voting Common Stock, $.01 par value,
   and 40,000,000 shares of Common Stock (Nonvoting), $.01
   par value; 178,500 shares of Voting Common Stock and
   8,298,966  shares of Common Stock (Nonvoting) (8,218,240
   shares at December 31,1995) issued and outstanding                84,774         83,967
 Additional paid in capital                                      45,982,076     46,864,202
 Accumulated deficit                                            (43,554,303)   (36,590,198)
 Less: Unearned compensation                                     (1,375,933)    (1,490,470)
                                                               ------------   ------------
         Total stockholders' equity                               1,136,614      8,867,501
                                                               ------------   ------------
                                                               $449,770,528   $452,221,138
                                                               ============   ============



                            See accompanying notes.

                        GRANITE BROADCASTING CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                     Three Months Ended March 31,
                                                     ----------------------------

                                                          1996          1995
                                                          ----          ----
                                                              (Unaudited)

Net revenues                                          $28,629,635   $16,455,798
Station operating expenses                             17,517,927    10,337,693
Depreciation expense                                    1,473,380       804,940
Amortization expense                                    2,951,278     1,447,547
Corporate expense                                         990,014       811,816
Non-cash compensation expense                             114,537        80,913
                                                      -----------   -----------

 Operating income                                       5,582,499     2,972,889

Other expenses:
 Interest expense, net                                  8,849,730     3,710,095
 Other                                                    125,633        94,260
                                                      -----------   -----------

Loss before income taxes and extraordinary item        (3,392,864)     (831,466)
Provision for income taxes                                (61,089)            -
                                                      -----------   -----------

Loss before extraordinary item                         (3,453,953)     (831,466)
Extraordinary loss on early extinguishment of debt     (3,510,152)            -
                                                      -----------   -----------

Net loss                                              $(6,964,105)  $  (831,466)
                                                      ===========   ===========

Net loss attributable to common stockholders          $(7,845,424)  $(1,769,942)
                                                      ===========   ===========

Per common share:
 Loss before extraordinary item                       $     (0.51)       $(0.39)
 Extraordinary loss on early extinguishment
  of debt                                                   (0.42)            -
                                                      -----------   -----------
 Net loss                                             $     (0.93)       $(0.39)
                                                      ===========   ===========

Weighted average common shares outstanding              8,464,012     4,577,524



                            See accompanying notes.

                        GRANITE BROADCASTING CORPORATION
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                       Three Months Ended March 31, 1996
                                  (Unaudited)



                                             Class A     Common     Additional                                      Total
                                              Common      Stock      Paid-in        Accumulated     Unearned     Stockholders'
                                              Stock    (Nonvoting)   Capital          Deficit     Compensation      Equity
                                             -------   ----------   ----------      -----------   ------------   -------------
Balance at December 31, 1995                  $1,785     $82,182   $46,864,202     $(36,590,198)   $(1,490,470)   $8,867,501
Dividend on Cumulative
  Convertible Exchangeable
  Preferred Stock                                                     (881,319)                                     (881,319)
Issuance of Common Stock
  (Nonvoting)                                                807          (807)
Stock expense related to
  Management Stock Plan                                                                                114,537       114,537
Net loss                                                                             (6,964,105)                  (6,964,105)
                                              ------     -------   -----------     ------------    -----------    ----------
Balance at March 31, 1996                     $1,785     $82,989   $45,982,076     $(43,554,303)   $(1,375,933)   $1,136,614
                                              ======     =======   ===========     ============    ===========    ==========

                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                   Three Months Ended March 31,
                                   ----------------------------


                                         1996           1995
                                         ----           ----
                                             (Unaudited)
Cash flows from operating
 activities:
 Net loss                           $ (6,964,105)    $ (831,466)
 Adjustments to reconcile net
  loss to net cash
   provided by (used in)
    operating activities:
    Amortization of intangible
     assets and deferred
     financing fees                    2,951,278      1,447,547
    Depreciation                       1,473,380        804,940
    Extraordinary loss on early
     extinguishment of debt            3,510,152              -
    Non-cash compensation expense        114,537         80,913

   Change in assets and
    liabilities:
     Decrease in accounts
      receivable                       3,553,454            989
   Increase (decrease) in accrued
     liabilities                       3,140,706     (1,106,304)
     (Decrease) increase in
      accounts payable                (2,066,990)       476,695
     Decrease (increase) in film
      contract rights
      and other noncurrent assets        740,983       (733,385)
     Increase in film contract
      rights payable
     and other liabilities               734,423        844,303
     Increase in other assets           (823,238)    (1,756,072)
                                   -------------   ------------

    Net cash provided by (used
     in) operating activities          6,364,580       (771,840)
                                   -------------   ------------

Cash flows from investing
 activities:
 Payment for acquisition of
  station, net of
   cash acquired                               -    (53,922,975)
 Capital expenditures                 (1,443,898)    (2,184,307)
                                   -------------   ------------
    Net cash used investing
     activities                       (1,443,898)   (56,107,282)
                                   -------------   ------------

Cash flows from financing
 activities:
 Proceeds from bank financing          1,000,000     62,250,000
 Proceeds from senior
  subordinated notes                 109,450,000              -
 Repayment of bank debt             (107,000,000)             -
 Payment of deferred financing
  fees                                (3,230,056)    (1,919,009)
 Dividends paid                         (881,319)      (917,320)
 Redemption of Adjustable Rate
  Preferred Stock                              -     (2,000,000)
                                   -------------   ------------

    Net cash (used in) provided
     by financing activities            (661,375)    57,413,671
                                   -------------   ------------

Net increase in cash and cash
 equivalents                           4,259,307        534,549
Cash and cash equivalents,
 beginning of period                      95,123      1,947,562
                                   -------------   ------------

Cash and cash equivalents, end
 of period                         $   4,354,430   $  2,482,111
                                   =============   ============

Supplemental information:
 Cash paid for interest            $   5,967,996   $  4,622,939
 Income taxes paid                        12,500              -
 Non-cash capital expenditures           101,993              -

                            See accompanying notes.

                        GRANITE BROADCASTING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


Note 1 -  Basis of presentation
- - --------------------------------

The accompanying unaudited consolidated financial statements include the accounts of Granite Broadcasting Corporation and its subsidiaries (the "Company") and have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the Company's consolidated financial statements and notes thereto for the year ended December 31, 1995 which were included in the Company's Form 10-K dated March 28, 1996. All significant intercompany accounts and transactions have been eliminated. Data at December 31, 1995 is derived from the Company's audited consolidated financial statements.

In the opinion of management, all adjustments of a normal recurring nature which are necessary for a fair presentation of the results for the interim periods have been made.

Note 2 - Long Term Debt
- - -----------------------

On February 22, 1996, the Company completed an offering of $110,000,000 principal amount of its 9 3/8% Series A Senior Subordinated Notes (the "9 3/8% Notes") due December 1, 2005. Proceeds from the sale of the 9 3/8% Notes were used to repay all outstanding term loan and revolving credit borrowings under the existing bank credit agreement and for general working capital purposes. In connection with the repayment of the term loan (which is not subject to being reborrowed), the Company incurred an extraordinary loss on the early extinguishment of debt of $3,510,152 related to the write-off of deferred financing fees.

Note 3 - Net loss per common share
- - ----------------------------------

Net loss per common share for the three month periods ended March 31, 1996 and 1995 is calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding. The inclusion of additional shares assuming the exercise of outstanding stock options and the conversion of certain convertible preferred stock would have been antidilutive for the three month periods ended March 31, 1996 and 1995.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction
- - ------------

The consolidated financial statements of the Company reflect significant increases between the three months ended March 31, 1996 and 1995 in substantially all line items. The principal reasons for such increases are the acquisition of KEYE-TV on February 1, 1995, the acquisition of WWMT-TV on June 1, 1995 and the acquisition of WKBW-TV on June 29, 1995. It is anticipated that the Company's consolidated financial statements for the year ended December 31, 1996 will reflect significant increases in substantially all line items compared to the prior year due to the acquisitions of KEYE-TV, WWMT-TV and WKBW-TV. The Company may recognize significant taxable income as a result of the acquisition of WKBW-TV. Such taxable income could potentially eliminate substantially all of the Company's net operating losses for federal income tax purposes available for future utilization, and could result in the Company being in a taxable position in present and future years. For financial reporting purposes, any taxes paid arising from the consummation of the acquisition of WKBW-TV is considered additional purchase price and allocated to goodwill.

The Company's revenues are derived principally from local and national advertising and, to a lesser extent, from network compensation for the broadcast of programming and revenues from studio rental and commercial production activities. The primary operating expenses involved in owning and operating television stations are employee salaries, depreciation and amortization and programming, advertising and promotion expenses. Numbers referred to in the following discussion have been rounded to the nearest thousand.

The following table sets forth certain operating data for the three months ended March 31, 1996 and 1995:

                                  Three months ended March 31,
                                  ----------------------------
                                       1996           1995
                                       ----           ----

Operating income                     $ 5,582,000    $2,973,000
Add:
 Depreciation and amortization         4,425,000     2,252,000
 Corporate expense                       990,000       812,000
 Non-cash compensation                   115,000        81,000
                                     -----------    ----------

Broadcast cash flow                  $11,112,000    $6,118,000
                                     ===========    ==========

"Broadcast cash flow" means operating income plus depreciation, amortization, corporate expense and non-cash compensation. The Company has included broadcast cash flow data because such data are commonly used as a measure of performance for broadcast companies and are also used by investors to measure a company's ability to service debt. Broadcast cash flow is not, and should not be used as, an indicator or alternative to operating income, net income or cash flow as reflected in the consolidated financial statements, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

The Company believes that the adoption of Statements of Financial Accounting Standards No. 115 (Accounting for Certain Investments in Debt and Equity Securities), No. 119 (Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments), No. 121 (Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of) and No. 123 (Accounting for Stock Based Compensation) have not, to the extent in effect, and will not have a material effect on its financial position and results of operations.

Three months ended March 31, 1996 and 1995
- - ------------------------------------------

Net revenues for the three months ended March 31, 1996 totaled $28,630,000, an increase of $12,174,000 or 74% compared to $16,456,000 for the three months ended March 31, 1995. Of this increase, $11,084,000 was due to the inclusion of one additional month of operations of KEYE-TV and three months of operations of WWMT-TV and WKBW-TV. The remaining increase of $1,090,000 resulted primarily from increased network compensation and increased political spending in an election year. Net revenue at the Company's nine stations (including revenue derived by KEYE-TV, WWMT-TV and WKBW-TV prior to their acquisition by the Company) increased $1,621,000, or 6.0% during the three months ended March 31, 1996 as compared to the same period in 1995.

Station operating expenses totaled $17,518,000, an increase of $7,180,000 or 69% compared to $10,338,000 for the three months ended March 31, 1995. Of this increase, $6,088,000 was due to the inclusion of one additional month of operations of KEYE-TV and three months of operations of WWMT-TV and WKBW-TV.
The remaining increase of $1,092,000 resulted from increased news expenses, primarily associated with the launch of a news operation at KEYE-TV, and increased promotion expenses. Station operating expenses at the Company's nine stations (including station operating expenses of KEYE-TV, WWMT-TV and WKBW-TV prior to their acquisition by the Company) increased $947,000, or 5.7% during the three months ended March 31, 1996 as compared to the same period in 1995.

Depreciation and amortization increased $2,173,000, or 96% during the three months ended March 31, 1996 compared to the same period a year earlier primarily due to the inclusion of one additional month of operations of KEYE-TV and three months of operations of WWMT-TV and WKBW-TV.

Corporate expense increased $178,000 or 22% during the three months ended March 31, 1996 compared to the same period a year earlier, primarily due to higher administrative expenses resulting from the acquisitions of KEYE-TV, WWMT-TV and WKBW-TV during 1995. Non-cash compensation expense increased $34,000 during the three months ended March 31, 1996 compared to the same period a year earlier due to the granting of additional shares of Common Stock (Nonvoting) to certain executive employees under the Company's Management Stock Plan.

As a result of the above, operating income totaled $5,582,000, an increase of $2,609,000 or 88% compared to $2,973,000 for the three months ended March 31, 1995.

Net interest expense was $8,850,000 compared to $3,710,000 a year earlier, an increase of $5,140,000 or 139%, due primarily to higher levels of outstanding indebtedness as a result of the acquisitions of KEYE-TV, WWMT-TV and WKBW-TV in 1995.

Loss before extraordinary item for the three months ended March 31, 1996 totaled $3,454,000 compared to $831,000 for the same period a year earlier, an increase of $2,623,000.

The Company completed an offering of $110,000,000 principal amount of its 9 3/8% Series A Senior Subordinated Notes due December 2005 (the "9 3/8% Notes"). Proceeds from the sale of the 9 3/8% Notes were used to repay all outstanding term loan and revolving credit borrowings under the Company's bank credit agreement (the "Credit Agreement") and for general working capital purposes.
As a result of repaying the term loan, which is not subject to being reborrowed, the Company incurred an extraordinary loss of $3,510,000 due to the write-off of related deferred financing fees.

Net loss totaled $6,964,000 during the three months ended March 31, 1996 compared to a net loss of $831,000 during the same period a year earlier, an increase of $6,133,000. This change is due to the changes in the line items described above.

Broadcast cash flow totaled $11,112,000 for the three month period ended March 31, 1996, an increase of $4,994,000 or 82% compared to $6,118,000 during the same period a year earlier. Of this increase, $5,026,000 was due to the inclusion of one additional month of operations of KEYE-TV and three months of operations of WWMT-TV and WKBW-TV. Broadcast cash flow at the Company's nine stations (including broadcast cash flow derived by KEYE-TV, WWMT-TV and WKBW-TV prior to their acquisition by the Company) increased $674,000, or 6.5% during the three months ended March 31, 1996 as compared to the same period in 1995.

Liquidity and Capital Resources
- - -------------------------------

On February 22, 1996, the Company completed an offering of $110,000,000 principal amount of its 9 3/8% Notes due December 2005. Proceeds from the sale of the 9 3/8% Notes were used to repay all outstanding term loan and revolving credit borrowings under the Company's Credit Agreement and for general working capital purposes. As of April 30, 1996, the Company had the entire $60,000,000 revolving credit facility under the Credit Agreement available for working capital purposes.

Cash flows provided by operating activities were $6,365,000 during the three months ended March 31, 1996 compared to cash flows used in operating activities of $772,000 during the three months ended March 31, 1995, an increase of $7,137,000. The increase was primarily due to an increase in broadcast cash flow and a decrease in net operating assets offset, in part, by higher cash interest expense.

Cash flows used in investing activities were $1,444,000 during the three months ended March 31, 1996, compared to $56,107,000 during the three months ended March 31, 1995. Cash flows used in investing activities during the first quarter of 1995 related primarily to the acquisition of KEYE-TV while cash flows used in investing activities during the first quarter of 1996 were entirely related to capital expenditures.

Cash flows used in financing activities were $661,000 during the three months ended March 31, 1996 compared to cash flows provided by financing activities of $57,414,000 during the three months ended March 31, 1995. The decrease in 1996 resulted primarily from a net decrease in bank borrowings and an increase in payments for deferred financing fees partially offset by proceeds from the sale of the 9 3/8% Notes in 1996 and redemption of the Company's Adjustable Rate Preferred Stock in 1995.

The Company believes that internally generated funds from operations, and borrowings under its revolving working capital facility, if necessary, will be sufficient to satisfy the Company's cash requirements for its existing operations for the next twelve months and for the foreseeable future thereafter.

                                    PART II
                                    -------

                               OTHER INFORMATION
                               -----------------



ITEM 1.  Legal Proceedings
         -----------------

         Not applicable

ITEM 2.  Changes in Securities
         ---------------------

         Not applicable

ITEM 3.  Defaults upon Senior Securities
         -------------------------------

         Not applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         On February 20, 1996, the holders of the Company's voting common stock adopted resolutions by unanimous written consent in lieu of a special meeting amending the Company's Bylaws. The Company's Bylaws, as amended to date, were filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, filed on March 28, 1996.

ITEM 5.  Other Information
         -----------------

         Not applicable


ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         a.  Exhibits
             --------

              11. Statement of Computation of Per Share Earnings.

         b. Reports on Form 8-K
            -------------------

            Not applicable

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by an officer and the principal accounting officer on its behalf by the undersigned thereunto duly authorized.



                                GRANITE BROADCASTING CORPORATION
                                            Registrant


Date May 10, 1996               /s/       W. DON CORNWELL
     ------------               --------------------------------------------
                                            (W. Don Cornwell)
                                          Chief Executive Officer


Date May 10, 1996               /s/       LAWRENCE I. WILLS
     ------------               --------------------------------------------
                                            (Lawrence I. Wills)
                                    Vice President, Finance and Controller
                                       (Principal Accounting Officer)