Form 10-Q
period 1996-06-30
GRANITE BROADCASTING CORP
filed 1996-08-13
CIK 839621

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes_____X                    No_____  _______


                    (APPLICABLE ONLY TO CORPORATE ISSUERS:)


  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Class A Voting Common Stock, par value $.01 per share - 178,500 shares outstanding at June 30, 1996; Common Stock (Nonvoting), par value $.01 per share
- - 8,498,966 shares outstanding at June 30, 1996.

                         PART I.  FINANCIAL INFORMATION
                        GRANITE BROADCASTING CORPORATION
                           CONSOLIDATED BALANCE SHEET

                                                                 June 30,     December 31,
ASSETS                                                             1996           1995
- ------                                                         -------------  -------------
                                                                (Unaudited)
Current assets:
 Cash and cash equivalents                                     $  1,191,735   $     95,123
 Accounts receivable, net                                        27,197,034     26,186,579
 Film contract rights                                             3,183,925      5,813,366
 Other assets                                                     4,667,932      3,854,774
                                                               ------------   ------------
       Total current assets                                      36,240,626     35,949,842

Property and equipment, net                                      33,021,295     32,132,126
Film contract rights and other noncurrent assets                  4,158,089      3,725,612
Deferred financing fees, net                                     13,276,798     14,849,529
Intangible assets, net                                          361,642,870    365,564,029
                                                               ------------   ------------
                                                               $448,339,678   $452,221,138
                                                               ------------   ------------
         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------

Current liabilities:
 Accounts payable                                              $  2,156,278   $  4,770,793
 Accrued interest                                                 5,574,376      5,595,610
 Other accrued liabilities                                        3,960,885      3,252,518
 Film contract rights and other current liabilities               6,790,741      7,708,442
                                                               ------------   ------------
         Total current liabilities                               18,482,280     21,327,363

Long-term debt                                                  346,536,300    341,000,000

Film contract rights payable                                      3,261,236      3,669,534

Deferred tax and other noncurrent liability                      31,773,090     31,869,240

Redeemable preferred stock                                       45,487,500     45,487,500

Stockholders' equity:
 Common Stock:  41,000,000 shares authorized consisting of
   1,000,000 shares of Voting Common Stock, $.01 par value,
   and 40,000,000 shares of Common Stock (Nonvoting), $.01
   par value; 178,500 shares of Voting Common Stock and
   8,498,966  shares of Common Stock (Nonvoting) (8,218,240
   shares at December 31,1995) issued and outstanding                86,774         83,967
 Additional paid-in capital                                      46,923,331     46,864,202
 Accumulated deficit                                            (41,125,645)   (36,590,198)
 Less: Unearned compensation                                     (2,198,313)    (1,490,470)
       Note receivable from officer                                (886,875)           ---
                                                               ------------   ------------
         Total stockholders' equity                               2,799,272      8,867,501
                                                               ------------   ------------
                                                               $448,339,678   $452,221,138
                                                               ------------   ------------




                            See accompanying notes.

                        GRANITE BROADCASTING CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                       Three Months Ended June 30,     Six Months Ended June 30,
                                       ---------------------------     -------------------------
                                          1996          1995              1996          1995
                                       ------------  ------------       -----------  ------------
                                                (Unaudited)                    (Unaudited)

Net revenues                           $33,961,195   $22,669,068      $ 62,590,830   $39,124,869
Station operating expenses              17,009,608    11,908,009        34,527,535    22,246,904
Depreciation expense                     1,529,169       835,563         3,002,549     1,640,502
Amortization expense                     2,883,335     1,869,352         5,834,613     3,316,900
Corporate expense                        1,021,882       652,617         2,011,896     1,464,433
Non-cash compensation expense              115,319        79,834           229,856       160,747
                                       -----------   -----------        ----------   -----------

 Operating income                       11,401,882     7,323,693        16,984,381    10,295,383

Other (income) expenses:
 Equity in net income of investee              ---      (439,033)             ---       (439,033)
 Interest expense, net                   9,198,301     4,772,474        18,048,031     8,482,567
 Other                                     219,225       176,740           344,858       271,001
                                       -----------   -----------        ----------   -----------

Income (loss) before income taxes
 and extraordinary items                 1,984,356     2,813,512        (1,408,508)    1,980,848
Provision for income taxes                (174,600)      (91,000)         (235,689)      (91,000)
                                       -----------   -----------        ----------   -----------

Income (loss) before extraordinary
 items                                   1,809,756     2,722,512        (1,644,197)    1,889,848
Extraordinary gain (loss)                  618,902           ---        (2,891,250)          ---
                                       -----------   -----------        ----------   -----------

Net income (loss)                      $ 2,428,658   $ 2,722,512      $ (4,535,447)  $ 1,889,848
                                       ===========   ===========      ============   ===========

Net income (loss) attributable to
 common stockholders                   $ 1,547,338   $ 1,841,192      $ (6,298,085)  $    91,208
                                       ===========   ===========      ============   ===========

Per common share:
 Income (loss) before extraordinary
   items                               $      0.10    $     0.22      $      (0.40)  $      0.01
 Extraordinary gain (loss)                    0.07           ---             (0.34)          ---
                                       -----------   -----------      ------------   -----------
 Net income (loss)                     $      0.17         $0.22      $      (0.74)  $      0.01
                                       ===========   ===========      ============   ===========

Weighted average shares and
 equivalents outstanding                 9,184,842     8,529,130         8,545,183     8,495,594




                            See accompanying notes.

                       GRANITE BROADCASTING CORPORATION
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                        Six Months Ended June 30, 1996
                                  (Unaudited)



                             Class A    Common     Additional                                                         Total
                              Common    Stock       Paid-in      Accumulated       Unearned     Note Receivable   Stockholders'
                              Stock   (Nonvoting)   Capital        Deficit        Compensation   from Officer        Equity
                              --------------------------------------------------- -----------------------------   --------------

Balance at December 31, 1995   $1,785   $82,182    $46,864,202    $(36,590,198)   $(1,490,470)                     $8,867,501
Dividend on Cumulative
  Convertible Exchangeable
  Preferred Stock                                 (1,762,638)                                                      (1,762,638)
Exercise of Stock Options               2,000        884,875                                       (886,875)          -
Issuance of Common Stock
  (Nonvoting)                             807           (807)                                                         -
Grant of Stock Award Under
  Management Stock Plan                              937,699                         (937,699)                        -
Stock expense related to
  Management Stock Plan                                                               229,856                         229,856
Net loss                                                          (4,535,447)                                      (4,535,447)
                               ------   -------    -----------    -------------   -----------       ---------     -----------

Balance at June 30, 1996       $1,785   $84,989    $46,923,331    $(41,125,645)   $(2,198,313)      $(886,875)     $2,799,272
                               ======   =======    ===========    ============    ===========       =========      ==========



                            See accompanying notes.

                        GRANITE BROADCASTING CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                          Six Months Ended June 30,
                                      ------------------------------
                                           1996            1995
                                      --------------  --------------
                                              (Unaudited)
Cash flows from operating
 activities:
 Cash flows from operating
  activities:
 Net (loss) income                    $  (4,535,447)  $   1,889,848
 Adjustments to reconcile net
  (loss) income to net cash
   provided by operating activities:
    Amortization of intangible
     assets and deferred
     financing fees                       5,834,613       3,316,900
    Depreciation                          3,002,549       1,640,502
    Non-cash compensation expense           229,856         160,747
    Equity in net income of investee            ---        (439,033)
    Extraordinary loss                    2,891,250             ---

   Change in assets and liabilities
    net of effects from
     acquisitions of stations:
     Increase in accounts receivable     (1,010,455)     (3,725,178)
     Increase in accrued liabilities
      and interest                          687,133       1,734,757
     (Decrease) increase in
      accounts payable                   (2,614,515)      1,250,681
     Decrease in film contract
      rights
      and other noncurrent assets         2,196,964         364,423
     (Decrease) increase in film
      contract rights
      payable and other liabilities      (1,325,999)        153,981
     Increase in other assets              (951,601)     (2,020,871)
                                      -------------   -------------
   Net cash provided by operating
    activities                            4,404,348       4,326,757

Cash flows from investing
 activities:
 Payment for acquisitions of
  stations, net of
   cash acquired                                ---    (227,263,218)
 Capital expenditures                    (3,689,327)     (4,987,773)
                                      -------------   -------------
   Net cash used in investing
    activities                           (3,689,327)   (232,250,991)

Cash flows from financing
 activities:
 Proceeds from bank loan                 18,500,000     170,250,000
 Proceeds from senior subordinated
  notes                                 109,450,000     175,000,000
 Repayment of bank debt                (107,000,000)   (101,500,000)
 Repurchase of senior subordinated
  notes                                 (15,500,000)            ---
 Dividends paid                          (1,762,638)     (1,798,640)
 Payment of deferred financing fees      (3,305,771)    (10,003,802)
 Proceeds from exercise of stock
  options                                       ---           1,500
 Redemption of Adjustable Rate
  Preferred Stock                               ---      (2,000,000)
                                      -------------   -------------
   Net cash provided by financing
    activities                              381,591     229,949,058
                                      -------------   -------------

Net increase in cash and cash
 equivalents                              1,096,612       2,024,824
Cash and cash equivalents,
 beginning of period                         95,123       1,947,562
                                      -------------   -------------

Cash and cash equivalents, end of
 period                               $   1,191,735   $   3,972,386
                                      =============   =============

Supplemental information:
 Cash paid for interest               $  17,957,728   $   7,261,883
 Income taxes paid                           42,000         204,250
 Non-cash capital expenditures              277,902         123,658
 Other non-cash financing activity          886,875             ---

                            See accompanying notes.

                        GRANITE BROADCASTING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


Note 1 -  Basis of presentation
- --------------------------------

The accompanying unaudited consolidated financial statements include the accounts of Granite Broadcasting Corporation and its subsidiaries (the "Company"), have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three and six-month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the Company's consolidated financial statements and notes thereto for the year ended December 31, 1995 which were included in the Company's Form 10-K dated March 28, 1996. All significant intercompany accounts and transactions have been eliminated. Data at and for the year ended December 31, 1995 are derived from the Company's audited consolidated financial statements.

In the opinion of management, all adjustments of a normal recurring nature which are necessary for a fair presentation of the results for the interim periods have been made.

Note 2 - Long Term Debt
- -----------------------

On February 22, 1996, the Company completed an offering of $110,000,000 principal amount of its 9-3/8% Series A Senior Subordinated Notes (the "9-3/8% Notes") due December 1, 2005. Proceeds from the sale of the 9-3/8% Notes were used to repay all outstanding term loan and revolving credit borrowings under the Company's existing bank credit agreement and for general working capital purposes. In connection with the repayment of the term loan (which is not subject to being reborrowed), the Company incurred an extraordinary loss on the early extinguishment of debt of $3,510,152 related to the write-off of deferred financing fees.

On May 6, 1996, the Company purchased $2,000,000 face amount of its 10-3/8% Senior Subordinated Notes due May 1, 2005 at a discount. On June 19, 1996, the Company purchased $13,500,000 face amount of its 9-3/8% Notes at a discount. As a result of these transactions, the Company recognized an extraordinary gain, after the write-off of a portion of related deferred financing fees, of $618,902 during the second quarter of 1996.

Note 3 -  Net income (loss) per common share
- --------------------------------------------

Net income per common share for the three month periods ended June 30, 1996 and 1995 and the six month period ended June 30, 1995 is calculated by dividing net income attributable to common stockholders by the weighted average number of shares of common stock and common stock equivalents outstanding. The calculation assumes the conversion of certain convertible preferred stock and the exercise of certain outstanding stock options. Net loss per common share for the six month period ended June 30, 1996 is calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding. The inclusion of additional shares assuming the exercise of outstanding stock options would have been antidilutive for six months ended June 30, 1996.

Note 4 - Related Party Transactions
- -----------------------------------

On April 23, 1996, the Company made a loan to an officer in the amount of $886,875 to pay the exercise price incurred in connection with exercising options. The loan is a term loan which provides for an annual interest rate of 8%, payable annually on April 23 of each year, with all principal and remaining interest due on April 23, 2001. The amount of the loan is shown in the balance sheet at June 30, 1996 as a reduction to stockholders' equity.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The consolidated financial statements of the Company reflect significant increases between the three and six months ended June 30, 1996 and 1995 in substantially all line items. The principal reasons for such increases are the acquisition of WWMT-TV on June 1, 1995, the acquisition of WKBW-TV on June 29, 1995 and improvements in the Company's operations. It is anticipated that the Company's consolidated financial statements for the year ended December 31, 1996 will reflect significant increases in substantially all line items compared to the prior year due to the acquisitions of WWMT-TV and WKBW-TV. The Company may recognize significant taxable income as a result of the acquisition of WKBW-TV. Such taxable income could potentially eliminate substantially all the Company's net operating losses for federal income tax purposes available for future utilization, and could result in the Company being in a taxable position in present and future years. For financial reporting purposes, any taxes paid arising from the consummation of the acquisition of WKBW-TV has been considered additional purchase price and allocated to goodwill.

The Company's revenues are derived principally from local and national advertising and, to a lesser extent, from network compensation for the broadcast of programming and revenues from studio rental and commercial production activities. The primary operating expenses involved in owning and operating television stations are employee salaries, depreciation and amortization, programming and advertising and promotion expenses. Numbers referred to in the following discussion have been rounded to the nearest thousand.

The following table sets forth certain operating data for the three month and six month periods ended June 30, 1996 and 1995:


                                  Three Months Ended June 30,  Six Months Ended June 30,
                                  ---------------------------  -------------------------
                                      1996           1995          1996         1995
                                  -------------  ------------  ------------  -----------

Operating income                    $11,402,000   $ 7,323,000   $16,984,000  $10,295,000
Add:
 Depreciation and amortization        4,412,000     2,705,000     8,837,000    4,958,000
 Corporate expense                    1,022,000       653,000     2,012,000    1,464,000
 Non-cash compensation                  115,000        80,000       230,000      161,000
                                    -----------   -----------   -----------  -----------

Broadcast cash flow                 $16,951,000   $10,761,000   $28,063,000  $16,878,000
                                    -----------   -----------   -----------  -----------


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

The Company believes that the adoption of Statement of Financial Accounting Standards No. 123 (Accounting for Stock Based Compensation) has not, to the extent in effect, and will not have a material effect on its financial position and results of operations.

Three Months Ended June 30, 1996 and 1995
- -----------------------------------------

Net revenues for the three months ended June 30, 1996 totaled $33,961,000, an increase of $11,292,000 or 50 percent compared to $22,669,000 for the three months ended June 30, 1995. Of the increase, $10,178,000 was due to the inclusion of three months of operations of WKBW-TV and two additional months of operations of WWMT-TV. The remaining increase was primarily due to increased local advertising and political spending in an election year and increased network compensation. Net revenues at the Company's nine stations (including revenue derived by WKBW-TV and WWMT-TV prior to their acquisition by the Company) increased $962,000 or 3 percent during the three months ended June 30, 1996 as compared to the same period in 1995.

Station operating expenses totaled $17,010,000, an increase of $5,102,000 or 43
percent compared to $11,908,000 for the three months ended June 30, 1995.   Of
the increase, $4,560,000 was due to the inclusion of three months of operations of WKBW-TV and two additional months of operations of WWMT-TV. The remaining increase was primarily due to higher programming expenses and increased news expenses associated with the launch of a news operation at KEYE-TV. Station operating expenses at the Company's nine stations (including operating expenses derived by WKBW-TV and WWMT-TV prior to their acquisition by the Company) decreased $231,000 or 1 percent during the three months ended June 30, 1996 as compared to the same period in 1995.

Depreciation and amortization increased by $1,708,000, or 63 percent during the three months ended June 30, 1996 compared to the same period a year earlier primarily due to the inclusion of three months of operations of WKBW-TV and two additional months of operations of WWMT-TV. Corporate expense increased $369,000, or 57 percent during the three months ended June 30, 1996 compared to the same period a year earlier, primarily due to higher administrative costs associated with the expansion of the Company's corporate office to manage its expanded station group.

Net interest expense was $9,198,000 compared to $4,772,000 a year earlier, an increase of 93 percent, primarily due to higher levels of outstanding indebtedness as a result of the acquisitions of WKBW-TV and WWMT-TV in 1995.

The Company purchased $2,000,000 face amount of its 10-3/8% Senior Subordinated Notes due May 1, 2005 (the "10-3/8% Notes") and $13,500,000 face amount of its 9-3/8% Series A Senior Subordinated Notes due December 1, 2005 (the "9-3/8% Notes") at a discount during the three months ended June 30, 1996. As a result of these transactions, the Company recognized an extraordinary gain, after the write-off of a portion of related deferred financing fees, of $618,902 during the second quarter of 1996.

Broadcast cash flow (operating income before depreciation, amortization, corporate expense and non-cash compensation) totaled $16,951,000, an increase of $6,190,000 or 58 percent compared to $10,761,000 for the three months ended June 30, 1995. Of the increase, $5,618,000 was due to the inclusion of three months of operations of WKBW-TV and two additional months of operations of WWMT-TV. Broadcast cash flow at the Company's nine stations (including broadcast cash flow derived by WKBW-TV and WWMT-TV prior to their acquisition by the Company) increased $1,192,000 or 8 percent during the three months ended June 30, 1996 as compared to the same period in 1995.

Six Months Ended June 30, 1996 and 1995
- ---------------------------------------

Net revenues for the six months ended June 30, 1996 totaled $62,591,000, an increase of $23,466,000 or 60 percent compared to $39,125,000 for the six months ended June 30, 1995. Of the increase, $21,262,000 resulted from the inclusion of one additional month of operations of KEYE-TV, five additional months of operations of WWMT-TV and six months of operations of WKBW-TV in 1996. The remaining increase was primarily a result of increased local advertising and political spending in an election year and increased network compensation. Net revenues at the Company's nine stations (including revenue derived by KEYE-TV, WKBW-TV and WWMT-TV prior to their acquisition by the Company) increased $2,583,000 or 4 percent during the six months ended June 30, 1996 as compared to the same period in 1995.

Station operating expenses totaled $34,528,000, an increase of $12,281,000 or 55 percent compared to $22,247,000 for the six months ended June 30, 1995. Of the increase, $10,648,000 was due to the inclusion of one additional month of operating expenses of KEYE-TV, five additional months of operating expenses of WWMT-TV and six months of operating expenses of WKBW-TV. The remaining increase was primarily due to higher programming expenses and increased news expenses associated with the launch of a news operation at KEYE-TV. Station operating expenses at the Company's nine stations (including operating expenses derived by KEYE-TV, WKBW-TV and WWMT-TV prior to their acquisition by the Company) decreased $1,845,000 or 2 percent during the six months ended June 30, 1996 as compared to the same period in 1995.

Depreciation and amortization increased by $3,880,000, or 78 percent during the six months ended June 30, 1996 compared to the same period a year earlier primarily due to the inclusion of one additional month of operations of KEYE-TV, five additional months of operations of WWMT-TV and six additional months of operations of WKBW-TV. Corporate expense increased $547,000, or 37 percent during the six months ended June 30, 1996 compared to the same period a year earlier, primarily due to higher administrative costs associated with the expansion of the Company's corporate office to manage its expanded station group. Non-cash compensation expense increased $69,000 during the six months ended June 30, 1996 compared to the same period a year earlier due to the granting of additional awards payable in cash or Common Stock (Nonvoting) to certain executive employees under the Company's Management Stock Plan.

Net interest expense was $18,048,000 compared to $8,483,000 a year earlier, an increase of 113 percent, primarily due to higher levels of outstanding bank indebtedness as a result of the acquisitions of KEYE-TV, WKBW-TV and WWMT-TV in 1995.

The Company completed an offering of $110,000,000 principal amount of its 9-3/8% Notes during the first quarter of 1996. The proceeds from this offering were used to repay all outstanding term loan and revolving credit borrowings under the Company's existing bank credit agreement and for general working capital purposes. In connection with the repayment of the term loan (which is not subject to being reborrowed), the Company incurred an extraordinary loss on the early extinguishment of debt of $3,510,000 related to the write-off of deferred financing fees. This extraordinary loss has been partially offset by an extraordinary gain recognized during the second quarter, resulting in a net extraordinary loss for the six months ended June 30, 1996 of $2,891,000.

Broadcast cash flow (operating income before depreciation, amortization, corporate expense and non-cash compensation) totaled $28,063,000, an increase of $11,185,000 or 66 percent compared to $16,878,000 for the six months ended June 30, 1995. Of the increase, $10,614,000 was due to the inclusion of one additional month of operations of KEYE-TV, five additional months of operations of WWMT-TV and a full six months of operations of WKBW-TV. Broadcast cash flow at the Company's nine stations (including broadcast cash flow derived by KEYE-TV, WKBW-TV and WWMT-TV prior to their acquisition by the Company) increased $1,867,000 or 7 percent during the six months ended June 30, 1996 as compared to the same period in 1995.

Liquidity and Capital Resources
- -------------------------------

On February 22, 1996, the Company completed an offering of $110,000,000 principal amount of its 9 3/8% Notes. The proceeds from this offering were used to repay all outstanding term loan and revolving credit borrowings under the Company's existing bank credit agreement and for general working capital purposes. As of July 31, 1996, the Company had $45,000,000 of the revolving credit facility under the credit agreement available for working capital purposes.

Cash flows provided by operating activities were $4,404,000 during the six months ended June 30, 1996 compared to cash flows provided by operating activities of $4,327,000 during the six months ended June 30, 1995, an increase of $77,000 or less than 2 percent.

Cash flows used in investing activities were $3,689,000 during the six months ended June 30, 1996, compared to $232,251,000 during the six months ended June 30, 1995. Cash flows used in investing activities during the six months ended June 30, 1995 related primarily to the acquisitions of KEYE-TV, WWMT-TV and WKBW-TV while cash flows used in investing activities during the six months ended June 30, 1996 were related entirely to capital expenditures.

Cash flows provided by financing activities were $382,000 during the six months ended June 30, 1996 compared to cash flows provided by financing activities of $229,949,000 during the six months ended June 30, 1995. The decrease resulted primarily from a decrease in net borrowings offset in part by a decrease in payments for deferred financing fees.

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

         Not applicable

ITEM 5.  Other Information
         -----------------

         Not applicable

ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         a.  Exhibits
             --------

              10.1 Granite Broadcasting Corporation Stock Option Plan, as amended on July 24, 1996.

              10.15 Granite Broadcasting Corporation Management Stock Plan, as amended on July 24, 1996.

              11.    Statement of Computation of Per Share Earnings.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by an officer and the principal accounting officer on its behalf by the undersigned thereunto duly authorized.



                                GRANITE BROADCASTING CORPORATION
                                            Registrant


Date   August 14, 1996            /s/       W. DON CORNWELL
       ---------------            -------------------------------
                                           (W. Don Cornwell)
                                          Chief Executive Officer


Date   August 14, 1996            /s/       LAWRENCE I. WILLS
       ---------------            ----------------------------------------
                                            (Lawrence I. Wills)
                                     Vice President, Finance and Controller
                                       (Principal Accounting Officer)