Form 10-Q
period 1996-09-30
GRANITE BROADCASTING CORP
filed 1996-11-08
CIK 839621

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE   ACT OF 1934

For the quarterly period ended September 30, 1996

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
Yes   X     No
   -------     -------

                    (APPLICABLE ONLY TO CORPORATE ISSUERS:)


  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
  Class A Voting Common Stock, par value $.01 per share - 178,500 shares outstanding at September 30, 1996; Common Stock (Nonvoting), par value $.01 per share - 8,499,716 shares outstanding at September 30, 1996.

                         PART I.  FINANCIAL INFORMATION
                        GRANITE BROADCASTING CORPORATION
                           CONSOLIDATED BALANCE SHEET

                                                               September 30,   December 31,
ASSETS                                                              1996           1995
------                                                         -------------   ------------
                                                                (Unaudited)
Current assets:
 Cash and cash equivalents                                      $  3,259,171   $     95,123
 Accounts receivable, net                                         22,670,334     26,186,579
 Film contract rights                                              7,811,272      5,813,366
 Other assets                                                      5,577,677      3,854,774
                                                                ------------   ------------
       Total current assets                                       39,318,454     35,949,842

Property and equipment, net                                       33,017,759     32,132,126
Film contract rights and other noncurrent assets                   4,650,220      3,725,612
Deferred financing fees, net                                      14,774,432     14,849,529
Intangible assets, net                                           359,287,343    365,564,029
                                                                ------------   ------------
                                                                $451,048,208   $452,221,138
                                                                ============   ============
         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------

Current liabilities:
 Accounts payable                                               $  2,652,180   $  4,770,793
 Accrued interest                                                 10,450,837      5,595,610
 Other accrued liabilities                                         3,390,355      3,252,518
 Film contract rights and other current liabilities               11,157,466      7,708,442
                                                                ------------   ------------
         Total current liabilities                                27,650,838     21,327,363

Long-term debt                                                   344,548,600    341,000,000

Film contract rights payable                                       3,478,828      3,669,534

Deferred tax and other noncurrent liabilities                     31,340,201     31,869,240

Redeemable preferred stock                                        45,487,500     45,487,500

Stockholders' equity:
 Common Stock:  41,000,000 shares authorized consisting of
   1,000,000 shares of Voting Common Stock, $.01 par value,
   and 40,000,000 shares of Common Stock (Nonvoting), $.01
   par value; 178,500 shares of Voting Common Stock and
   8,499,716  shares of Common Stock (Nonvoting) (8,218,240
   shares at December 31,1995) issued and outstanding                 86,782         83,967
 Additional paid-in capital                                       46,566,934     46,864,202
 Accumulated deficit                                             (44,631,697)   (36,590,198)
 Less: Unearned compensation                                      (2,592,903)    (1,490,470)
       Note receivable from officer                                 (886,875)           ---
                                                                ------------   ------------
         Total stockholders' equity                               (1,457,759)     8,867,501
                                                                ------------   ------------
                                                                $451,048,208   $452,221,138
                                                                ============   ============

                            See accompanying notes.

                        GRANITE BROADCASTING CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS

                              Three Months Ended September 30,  Nine Months Ended September 30,
                              --------------------------------  -------------------------------
                                         1996          1995            1996         1995
                                     ------------  ------------     ----------  ------------
                                              (Unaudited)                  (Unaudited)

Net revenues                         $29,467,805   $28,187,056    $92,058,635   $67,311,925
Station operating expenses            17,440,319    15,811,684     51,967,854    38,058,588
Depreciation expense                   1,571,252     1,404,108      4,573,801     3,044,610
Amortization expense                   2,985,076     3,054,687      8,819,689     6,371,587
Corporate expense                      1,235,343       731,686      3,247,239     2,196,119
Non-cash compensation expense            126,402        93,021        356,258       253,768
                                     -----------   -----------      ---------   -----------

 Operating income                      6,109,413     7,091,870     23,093,794    17,387,253

Other (income) expenses:
 Equity in net income of investee              -             -              _      (439,033)
 Interest expense, net                 9,172,025     8,981,023     27,220,056    17,463,590
 Other                                   366,433       201,112        711,291       472,113
                                     -----------   -----------      ---------   -----------

Loss before income taxes and
 extraordinary items                  (3,429,045)   (2,090,265)    (4,837,553)     (109,417)
Provision for income taxes               (77,007)     (155,147)      (312,696)     (246,147)
                                     -----------   -----------      ---------   -----------

Loss before extraordinary
 items                                (3,506,052)   (2,245,412)    (5,150,249)     (355,564)
Extraordinary loss                             -             -     (2,891,250)            -
                                     -----------   -----------   ------------   -----------

Net loss                             $(3,506,052)  $(2,245,412)   $(8,041,499)  $  (355,564)
                                     ===========   ===========    ===========   ===========

Net loss attributable to
 common stockholders                 $(4,387,372)  $(3,126,732)  $(10,685,456)  $(3,035,524)
                                     ===========   ===========    ===========   ===========

Per common share:
 Loss before extraordinary items          $(0.51)       $(0.55)  $      (0.91)  $     (0.60)
 Extraordinary loss                          ---           ---          (0.34)          ---
                                     -----------   -----------      ---------   -----------
 Net loss                                 $(0.51)       $(0.55)  $      (1.25)  $     (0.60)
                                     ===========   ===========   =  =========   ===========

Weighted average shares
 outstanding                           8,677,841     5,726,513      8,589,403     5,094,811

                            See accompanying notes.

                       GRANITE BROADCASTING CORPORATION
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                     Nine Months Ended September 30, 1996
                                  (Unaudited)


                            Class A       Common     Additional                                                       Total
                             Common       Stock       Paid-in     Accumulated      Unearned      Note Receivable   Stockholders'
                             Stock      (Nonvoting)   Capital       Deficit      Compensation      from Officer        Equity
                            --------   -----------   ----------  -------------  ------------     ---------------   ------------
Balance at December 31, 1995 $1,785    $82,182       $46,864,202  $(36,590,198)  $(1,490,470)                      $8,867,501
Dividend on Cumulative
  Convertible Exchangeable
  Preferred Stock                                    (2,643,957)                                                   (2,643,957)
Exercise of Stock Options                2,008          888,805                                      $(886,875)         3,938
Issuance of Common Stock
  (Nonvoting)                              807             (807)                                                            -
Grant of Stock Award Under
  Management Stock Plan                               1,458,691                   (1,458,691)                               -
Stock expense related to
  Management Stock Plan                                                              356,258                          356,258
Net loss                                                            (8,041,499)                                    (8,041,499)
                            --------   -----------   ----------  -------------  ------------     ---------------   ------------
Balance at September         $1,785    $84,997      $46,566,934   $(44,631,697)  $(2,592,903)      $(886,875)     $(1,457,759)
  30, 1996                  =======    ==========   ===========   ============   ===========      =============   ============


                            See accompanying notes.

                        GRANITE BROADCASTING CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                               Nine Months Ended September 30,
                                               -------------------------------

                                                     1996            1995
                                                --------------  --------------
                                                         (Unaudited)

Cash flows from operating activities:
 Net loss                                       $  (8,041,499)    $  (355,564)
 Adjustments to reconcile net loss to net cash
   provided by operating activities:
    Amortization of intangible assets and
     deferred
     financing fees                                 8,819,689       6,371,587
    Depreciation                                    4,573,801       3,044,610
    Non-cash compensation expense                     356,258         253,768
    Non-cash deferred income taxes                        ---         146,000
    Extraordinary loss                              2,891,250             ---
    Equity in net income of investee                      ---        (439,033)

 Change in assets and liabilities net of
  effects from
   acquisitions of stations:
     Decrease (increase) in accounts
      receivable                                    3,516,245      (4,953,802)
     Increase in accrued liabilities                4,993,064       5,687,431
     (Decrease) increase in accounts payable       (2,118,613)      1,924,532
     Increase in film contract rights
      and other noncurrent assets                  (2,922,514)     (4,632,085)
     Increase in film contract rights
      payable and other liabilities                 2,729,279       6,124,873
     Increase in other assets                      (1,989,039)     (2,030,469)
                                                -------------   -------------
   Net cash provided by operating activities       12,807,921      11,141,848
                                                -------------   -------------

Cash flows from investing activities:
 Payment for acquisitions of stations, net of
   cash acquired                                          ---    (227,263,218)
 Capital expenditures                              (5,062,410)     (6,337,247)
                                                -------------   -------------
    Net cash used in investing activities          (5,062,410)   (233,600,465)
                                                -------------   -------------

Cash flows from financing activities:
 Net borrowings under credit facility              16,500,000     170,250,000
 Proceeds from senior subordinated notes          109,450,000     175,000,000
 Repayment of bank debt                          (107,000,000)   (105,500,000)
 Retirement of senior subordinated notes          (15,500,000)            ---
 Dividends paid                                    (2,643,957)     (2,679,960)
 Payment of deferred financing fees                (5,391,444)    (10,473,452)
 Proceeds from exercise of stock options                3,938          32,950
 Redemption of Adjustable Rate Preferred Stock            ---      (2,000,000)
                                                -------------   -------------
    Net cash (used in) provided by financing
     activities                                    (4,581,463)    224,629,538
                                                -------------   -------------

Net increase in cash and cash equivalents           3,164,048       2,170,921
Cash and cash equivalents, beginning of period         95,123       1,947,562
                                                -------------   -------------

Cash and cash equivalents, end of period        $   3,259,171   $   4,118,483
                                                =============   =============

Supplemental information:
 Cash paid for interest                         $  22,472,970   $  11,251,635
 Income taxes paid                                    116,593         169,893
 Non-cash capital expenditures                        397,024         200,623

                            See accompanying notes.

                        GRANITE BROADCASTING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


Note 1 -  Basis of presentation
--------------------------------

The accompanying unaudited consolidated financial statements include the accounts of Granite Broadcasting Corporation and its subsidiaries (the "Company"), have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three and nine-month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the Company's consolidated financial statements and notes thereto for the year ended December 31, 1995 which were included in the Company's Form 10-K dated March 28, 1996. All significant intercompany accounts and transactions have been eliminated. Data at and for the year ended December 31, 1995 are derived from the Company's audited consolidated financial statements.

In the opinion of management, all adjustments of a normal recurring nature which are necessary for a fair presentation of the results for the interim periods have been made.

Note 2 - Long term debt
-----------------------

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

On May 6, 1996, the Company purchased $2,000,000 face amount of its 10-3/8% Senior Subordinated Notes (the "10-3/8% Notes") due May 1, 2005 at a discount. On June 19, 1996, the Company purchased $13,500,000 face amount of its 9-3/8% Notes at a discount. As a result of these transactions, the Company recognized an extraordinary gain, after the write-off of a portion of related deferred financing fees, of $618,902 during the second quarter of 1996.

In September 1996, the Company amended and restated its existing credit agreement to increase the total amount of revolving credit borrowings available thereunder from $60,000,000 to $200,000,000. The bank facility can be used to fund future acquisitions of broadcast stations and for general corporate purposes. As of October 31, 1996, the Company had $184,500,000 of the revolving credit facility under the credit agreement available for acquisitions and working capital purposes.

Note 3 -  Net loss per common share
-----------------------------------

Net loss per common share for the three and nine month periods ended September 30, 1996 and 1995 is calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding. The inclusion of additional shares assuming the exercise of outstanding stock options and the conversion of certain preferred stock into Common Stock (Nonvoting) would have been antidilutive for all periods presented.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction
------------

The consolidated financial statements of the Company reflect significant increases between the nine month periods ended September 30, 1996 and 1995 in substantially all line items. The principal reasons for such increases are the acquisition of WWMT-TV on June 1, 1995, the acquisition of WKBW-TV on June 29, 1995 and improvements in the Company's operations. It is anticipated that the Company's consolidated financial statements for the year ended December 31, 1996 will reflect significant increases in substantially all line items compared to the prior year due to the acquisitions of WWMT-TV and WKBW-TV. The Company may recognize significant taxable income as a result of the acquisition of WKBW-TV. Such taxable income could potentially eliminate substantially all the Company's net operating losses for federal income tax purposes available for future utilization, and could result in the Company being in a taxable position in present and future years. For financial reporting purposes, any taxes paid arising from the consummation of the acquisition of WKBW-TV has been considered additional purchase price and allocated to goodwill.

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

The following table sets forth certain operating data for the three month and nine month periods ended September 30, 1996 and 1995:



                                     Three Months Ended        Nine Months Ended
                                  ------------------------  ------------------------
                                       September 30,             September 30,
                                  ------------------------  ------------------------
                                     1996         1995         1996         1995
                                  -----------  -----------  -----------  -----------

Operating income                  $ 6,109,000  $ 7,092,000  $23,094,000  $17,387,000
Add:
 Depreciation and amortization      4,556,000    4,459,000   13,394,000    9,416,000
 Corporate expense                  1,235,000      732,000    3,247,000    2,196,000
 Non-cash compensation                127,000       93,000      356,000      254,000
                                  -----------  -----------  -----------  -----------

Broadcast cash flow               $12,027,000  $12,376,000  $40,091,000  $29,253,000
                                  ===========  ===========  ===========  ===========


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

The Company has chosen not to adopt Statement of Financial Accounting Standards No. 123 (Accounting for Stock Based Compensation) and will continue to report under Accounting Principles Board Opinion No. 25.

Three months ended September 30, 1996 and 1995
----------------------------------------------

Net revenues for the three months ended September 30, 1996 totaled $29,468,000, an increase of $1,281,000 or 4.5% compared to $28,187,000 for the three months ended September 30, 1995. The increase was primarily due to increased local advertising, political spending and network compensation, offset, in part, by a decline in national advertising.

Station operating expenses for the three months ended September 30, 1996 totaled $17,440,000, an increase of $1,628,000 or 10.3% compared to station operating expenses of $15,812,000 for the same period a year earlier. The increase was primarily due to increased expenses for programming and local news.

Broadcast cash flow totaled $12,027,000 during the three months ended September 30, 1996 compared to $12,376,000 during the same period a year earlier, a decrease of $349,000 or 2.8%.

Depreciation and amortization increased by $97,000 or 2.2% during the three months ended September 30, 1996 compared to the same period a year earlier. Corporate expense increased $503,000 or 68.7% during the three months ended September 30, 1996 compared to the same period a year earlier, primarily due to higher administrative costs associated with the expansion of the Company's corporate office to manage its expanded station group. Non-cash compensation expense increased $34,000 or 36.6% during the three months ended September 30, 1996 compared to the same period a year earlier due to the granting of additional awards payable in Common Stock (Nonvoting) to certain executive employees of the Company under the Management Stock Plan.

As a result of the factors discussed above, operating income decreased $983,000 or 13.9% during the three months ended September 30, 1996 compared to the same period a year earlier.

Net interest expense totaled $9,172,000 during the three months ended September 30, 1996, an increase of $191,000 or 2.1% compared to net interest expense of $8,981,000 during the same period a year earlier, primarily due to slightly higher interest rates.

Net loss totaled $3,506,000 during the three months ended September 30, 1996 compared to net loss of $2,245,000 during the same period a year earlier, an increase of $1,261,000. This change is primarily due to the changes in the line items discussed above.

Nine months ended September 30, 1996 and 1995
---------------------------------------------

Net revenues for the nine months ended September 30, 1996 totaled $92,059,000, an increase of $24,747,000 or 36.8% compared to net revenue of $67,312,000 for the nine months ended September 30, 1995. Of this increase, $21,262,000 resulted from the inclusion of one additional month of operations of KEYE-TV, five additional months of operations of WWMT-TV and six additional months of operations of WKBW-TV in 1996. The remaining increase was primarily a result of increased local advertising, political spending and increased network compensation, partially offset by lower national advertising. Net revenues at the Company's nine stations (including revenues derived by KEYE-TV, WKBW-TV and WWMT-TV prior to their acquisition by the Company) increased $3,709,000 or 4.2 percent during the nine months ended September 30, 1996 as compared to the same period in 1995.

Station operating expenses for the nine months ended September 30, 1996 totaled $51,968,000, an increase of $13,909,000 or 36.6% compared to station operating expenses of $38,059,000 for the same period a year earlier. Of this increase, $10,648,000 was due to the inclusion of one additional month of operating expenses of KEYE-TV, five additional months of operating expenses of WWMT-TV and six additional months of operating expenses of WKBW-TV. The remaining increase was primarily due to higher programming expenses and increased news expenses associated with the launch of a news operation at KEYE-TV. Station operating expenses at the Company's nine stations (including operating expenses derived by KEYE-TV, WKBW-TV and WWMT-TV prior to their acquisition by the Company) increased $2,298,000 or 4.6 percent during the nine months ended September 30, 1996 as compared to the same period in 1995.

Broadcast cash flow totaled $40,091,000 during the nine months ended September 30, 1996 compared to $29,253,000 during the same period a year earlier, an increase of $10,838,000 or 37%. Of the increase, $10,614,000 was due to the inclusion of one additional month of operations of KEYE-TV, five additional months of operations of WWMT-TV and six additional months of operations of WKBW-TV. Broadcast cash flow at the Company's nine stations (including broadcast cash flow derived by KEYE-TV, WKBW-TV and WWMT-TV prior to their acquisition by the Company) increased $1,411,000 or 3.7 percent during the nine months ended September 30, 1996 as compared to the same period in 1995.

Depreciation and amortization increased by $3,978,000 or 42.2% during the nine months ended September 30, 1996 compared to the same period a year earlier primarily due to the inclusion of one additional month of operations of KEYE-TV, five additional months of operations of WWMT-TV and six additional months of operations of WKBW-TV. Corporate expense increased $1,051,000 or 47.9% during the nine months ended September 30, 1996 compared to the same period a year earlier, primarily due to higher administrative costs associated with the expansion of the Company's corporate office to manage its expanded station group. Non-cash compensation expense increased $102,000 during the nine months ended September 30, 1996 compared to the same period a year earlier due to the granting of additional awards payable in Common Stock (Nonvoting) to certain executive employees under the Company's Management Stock Plan.

As a result of the factors discussed above, operating income increased $5,707,000 or 33% during the nine months ended September 30, 1996 compared to the same period a year earlier.

The equity in net income of investee of $439,000 for the nine months ended September 30, 1995 resulted from the Company recognizing its pro rata share of the earnings of Queen City III Limited Partnership, the ultimate parent of WKBW-TV, under the equity method of accounting. On June 29, 1995, the Company acquired the remaining interest in Queen City III Limited Partnership.

Net interest expense totaled $27,220,000 during the nine months ended September 30, 1996, an increase of $9,756,000, or 55.9% compared to net interest expense of $17,464,000 during the same period a year earlier, primarily due to higher levels of outstanding indebtedness as a result of the acquisitions of WWMT-TV and WKBW-TV in June of 1995.

The Company completed an offering of $110,000,000 principal amount of its 9-3/8% Notes during the first quarter of 1996. The proceeds from this offering were used to repay all outstanding term loan and revolving credit borrowings under the Company's existing bank credit agreement and for general working capital purposes. In connection with the repayment of the term loan (which is not subject to being reborrowed), the Company incurred an extraordinary loss on the early extinguishment of debt of $3,510,000 related to the write-off of deferred financing fees. During the second quarter, the Company purchased $2,000,000 face amount of its 10-3/8% Notes and $13,500,000 face amount of its 9-3/8% Notes at a discount. As a result of these transactions, the Company recognized an extraordinary gain during the second quarter of $619,000 and a net extraordinary loss for the nine months ended September 30, 1996 of $2,891,000.

Net loss totaled $8,041,000 during the nine months ended September 30, 1996 compared to net loss of $356,000 during the same period a year earlier, an increase of $7,685,000. This change is primarily due to the changes in the line items discussed above.

Liquidity and capital resources
-------------------------------

On February 22, 1996, the Company completed an offering of $110,000,000 principal amount of its 9 3/8% Notes. The proceeds from this offering were used to repay all outstanding term loan and revolving credit borrowings under the Company's then existing bank credit agreement and for general working capital purposes.

In September 1996, the Company amended and restated its existing credit agreement to increase the total amount of revolving credit borrowings available thereunder from $60,000,000 to $200,000,000. The bank facility can be used to fund future acquisitions of broadcast stations and for general corporate purposes. As of October 31, 1996, the Company had $184,500,000 of the revolving credit facility under the credit agreement available for acquisitions and working capital purposes.

Cash flows provided by operating activities were $12,808,000 during the nine months ended September 30, 1996 compared to cash flows provided by operating activities of $11,142,000 during the nine months ended September 30, 1995, an increase of $1,666,000 or 15 percent. The increase was primarily due to higher broadcast cash flow offset, in part by higher cash interest expense.

Cash flows used in investing activities were $5,062,000 during the nine months ended September 30, 1996, compared to $233,600,000 during the nine months ended September 30, 1995. Cash flows used in investing activities during the nine months ended September 30, 1995 related primarily to the acquisitions of KEYE-TV, WWMT-TV and WKBW-TV while cash flows used in investing activities during the nine months ended September 30, 1996 were related entirely to capital expenditures.

Cash flows used in financing activities were $4,581,000 during the nine months ended September 30, 1996 compared to cash flows provided by financing activities of $224,630,000 during the nine months ended September 30, 1995. The decrease resulted primarily from a decrease in net borrowings offset in part by a decrease in payments for deferred financing fees.

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

         Not applicable

ITEM 3.  Defaults upon Senior Securities
         -------------------------------

         Not applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         On July 24, 1996, the holders of all of the Company's Voting Common Stock, par value $.01 per share, adopted resolutions by written consent in lieu of a special meeting amending the Granite Broadcasting Corporation Stock Option Plan and the Granite Broadcasting Corporation Management Stock Plan (a copy of the Stock Option Plan and the Management Stock Plan were filed as exhibits 10.1 and 10.15, respectively, to the Company's quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 1996).

ITEM 5.  Other Information
         -----------------

         Not applicable

ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         a.  Exhibits
             --------

              4.35  Third Amended and Restated Credit Agreement dated as of
                  September 4, 1996 among Granite Broadcasting Corporation, as borrower, the lenders party thereto, Bankers Trust Company, as agent and The Bank of New York, First Union National Bank of North Carolina, Goldman Sachs Credit Partners L.P. and Union Bank of California, N. A., as co-agents.

              11. Statement of Computation of Per Share Earnings

              27. Financial Data Schedule

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



                                GRANITE BROADCASTING CORPORATION
                                            Registrant


Date November 8, 1996
     ----------------
                                 /s/  W. DON CORNWELL
                                ------------------------------------
                                       (W. Don Cornwell)
                                     Chief Executive Officer


Date November 8, 1996
     ----------------
                                 /s/ LAWRENCE I. WILLS
                                ------------------------------------
                                       (Lawrence I. Wills)
                                 Vice President, Finance and Controller
                                     (Principal Accounting Officer)