Form 10-K
period 1996-12-31
GRANITE BROADCASTING CORP
filed 1997-03-21
CIK 839621

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      Form 10-K
                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                                     --------------

For the fiscal year ended December 31, 1996     Commission file number 0-19728

                           GRANITE BROADCASTING CORPORATION
                (Exact name of registrant as specified in its charter)

    Delaware                                                  13-3458782
  (State of Incorporation)                                  (I.R.S. Employer
                                                           Identification No.)

                             767 Third Avenue, 34th Floor
                               New York, New York 10017
                                    (212) 826-2530
                 (Address, including zip code, and telephone number,
          including area code, of registrant's principal executive offices)

                                      ---------------

             Securities Registered Pursuant to Section 12(b) of the Act:

                                         None

             Securities Registered Pursuant to Section 12(g) of the Act:

                  Common Stock (Nonvoting), $.01 par value per share
  Cumulative Convertible Exchangeable Preferred Stock, $.01 par value per share


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                  ---    ---

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.   / /

    As of March 10, 1997, 8,582,091 shares of Granite Broadcasting Corporation Common Stock (Nonvoting) and 1,819,500 shares of Granite Broadcasting Corporation Cumulative Convertible Exchangeable Preferred Stock were outstanding. The aggregate market value (based upon the last reported sale price on the Nasdaq National Market on March 10, 1997) of the shares of Common Stock (Nonvoting) held by non-affiliates was approximately $82,148,005. The aggregate market value (based upon the last reported sale price on the Nasdaq National Market on March 10, 1997) of shares of Cumulative Convertible Exchangeable Preferred Stock held by non-affiliates was approximately $97,337,287. (For purposes of calculating the preceding amounts only, all directors and executive officers of the registrant are assumed to be affiliates.) As of March 10, 1997, 178,500 shares of Granite Broadcasting Corporation Class A Voting Common Stock were outstanding, all of which were held by affiliates.

                              -----------------

                         DOCUMENTS INCORPORATED BY REFERENCE

    Portions of Item 14 of Part IV are incorporated by reference to: Granite Broadcasting Corporation's Registration Statement No. 33-43770, filed on November 5, 1991; Granite Broadcasting Corporation's Registration Statement No. 33-52988, filed on October 6, 1992; Granite Broadcasting Corporation's Current Report on Form 8-K, filed on June 25, 1993; Granite Broadcasting Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, filed on November 15, 1993; Amendment No. 2 to Granite Broadcasting Corporation's Registration Statement No. 33-71172, filed on December 16, 1993; Granite Broadcasting Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, filed on November 14, 1994; Granite Broadcasting Corporation's Annual Report on Form 10-K for the year ended December 31, 1994, filed on March 29, 1995; Granite Broadcasting Corporation's Current Report on Form 8-K, filed on May 19, 1995; Granite Broadcasting Corporation's Current Report on Form 8-K, filed on July 14, 1995; Granite Broadcasting Corporation's Registration Statement No. 33-94862, filed on July 21, 1995; Amendment No. 2 to Granite Broadcasting Corporation's Registration Statement No. 33-94862, filed on October 6, 1995; Granite Broadcasting Corporation's Annual Report on Form 10-K for the year ended December 31, 1995, filed on March 28, 1996; Granite Broadcasting Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed on August 13, 1996; Granite Broadcasting Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, filed on November 14, 1996; and Granite Broadcasting Corporation's Current Report on Form 8-K, filed on December 17, 1996.

                                        PART I

Item 1.  Business

    Granite Broadcasting Corporation ("Granite" or the "Company"), a Delaware corporation, is a group broadcasting company founded in 1988 to acquire and manage network-affiliated television stations and other media and communications-related properties. The Company's goal is to identify and acquire properties that management believes have the potential for substantial long-term appreciation and to aggressively manage such properties to improve their operating results. The Company currently owns and operates ten network-affiliated television stations: KNTV(TV), the ABC affiliate serving San Jose, California and the Salinas-Monterey, California television market ("KNTV"); WTVH-TV, the CBS affiliate serving Syracuse, New York ("WTVH"); KSEE-TV, the NBC affiliate serving Fresno-Visalia, California ("KSEE"); WPTA-TV, the ABC affiliate serving Fort Wayne, Indiana ("WPTA"); WEEK-TV, the NBC affiliate serving Peoria-Bloomington, Illinois ("WEEK-TV"); KBJR-TV, the NBC affiliate serving Duluth, Minnesota and Superior, Wisconsin ("KBJR"); KEYE-TV, the CBS affiliate serving Austin, Texas ("KEYE"); WWMT-TV, the CBS affiliate serving Grand Rapids-Kalamazoo-Battle Creek, Michigan ("WWMT"); WKBW-TV, the ABC affiliate serving Buffalo, New York ("WKBW"); and WXON-TV, the WB affiliate serving Detroit, Michigan ("WXON"). KBJR and WEEK were acquired in separate transactions in October 1988, WPTA was acquired in December 1989, KNTV was acquired in February 1990, WTVH and KSEE were acquired in December 1993, KEYE was acquired in February 1995, WWMT and WKBW were acquired in separate transactions in June 1995 and WXON was acquired in January 1997. WLAJ-TV, the ABC affiliate serving Lansing, Michigan ("WLAJ") is currently being operated by the Company pursuant to a time brokerage agreement that was entered into in October 1996. The Company owns each of KNTV, WTVH, KSEE, WPTA, KBJR, KEYE, WWMT, WKBW and WXON through separate wholly owned subsidiaries (collectively, the "Subsidiaries"; references herein to the "Company" or to "Granite" include Granite Broadcasting Corporation and its subsidiaries). The Company's long-term objective is to acquire additional television stations and to pursue acquisitions of other media and communications-related properties in the future.

Recent Developments

   Acquisitions

    On January 31, 1997, the Company acquired substantially all the assets used in the operation of WXON, the WB affiliate serving Detroit, Michigan (the "WXON Acquisition"), for approximately $175,000,000 in cash and the assumption of certain liabilities. On January 8, 1997, the Company completed the acquisition of WIVR-FM in Eureka, Illinois for $1,000,000 in cash. The Company also changed the station's call letters to WEEK-FM. The radio station will be run in combination with Granite-owned WEEK-TV, the leading television station in the Peoria- Bloomington, Illinois television market.

   Time Brokerage Agreement and Acquisition Agreement

    In October 1996, the Company entered into agreements (the "WLAJ Agreements") with the owner of WLAJ, the ABC affiliate serving Lansing, Michigan, including a time brokerage agreement pursuant to which the Company operates WLAJ. The Company has an agreement to acquire substantially all the assets used in the operation of WLAJ for approximately $19.4 million in cash (subject to certain adjustments) and the assumption of certain liabilities.

   Other Developments

    In April 1996, the Company joined Datacast LLC, a company formed to establish and operate a national data center and network for the broadcast of digital data through television station broadcast signals. The other equity investors in Datacast LLC include Chris-Craft Industries, Inc., Lin Television Corporation and Schurz Communications Inc. The Company has committed to invest up to $2,500,000 in Datacast LLC, of which $1,750,000 has been invested to date.

    In June 1996, the Company began an alliance with Yahoo! Inc. which is intended to extend the news franchise of each Granite station by providing additional information about local and national news stories on Granite Station web sites at www.granitetv.com. Both companies are working together to develop local Yahoo! directories in all markets for which Granite stations will serve as local advertising representative. The Company believes the alliance with Yahoo! will enhance its efforts to develop the Internet into a complementary advertising medium and additional revenue source.

    In September 1996, the Company named Robert E. Selwyn, Jr. to the
newly-created position of Chief Operating Officer.   Mr. Selwyn has over 20
years of experience in television broadcasting. Most recently, he was Chairman and Chief Executive Officer of the New World Television Station Group, where he had oversight responsibility for stations in a wide variety of markets including Dallas, Detroit, Atlanta, Cleveland, San Diego and Milwaukee.

    Company and Industry Overview

    The following table sets forth general information for each of the Company's television stations:



                                                                                         Other
                                                                                       Commercial
                  Market            Date of        Channel/    Network      Market      Stations         Date of
Station            Area            Acquisition    Frequency   Affiliation   Rank(1)      in DMA       FCC License
-------           ------           -----------    ---------   -----------   ------     ----------     -----------

WXON-TV           Detroit, MI        01/31/97       20/UHF         WB          9            5           10/01/97

WWMT-TV           Grand Rapids -
                  Kalamazoo -
                  Battle Creek, MI   06/01/95        3/VHF         CBS        37             6          10/01/97

WKBW-TV           Buffalo, NY        06/29/95        7/VHF         ABC        39             4          06/01/99

KNTV(TV)          San Jose,
                  Salinas -
                  Monterey, CA       02/05/90       11/VHF         ABC        52            5(2)          12/01/98

KSEE-TV           Fresno-
                  Visalia, CA        12/23/93       24/UHF         NBC        55            9(3)          12/01/98

KEYE-TV           Austin, TX         02/01/95       42/UHF         CBS        63             6          08/01/98

WTVH-TV           Syracuse, NY       12/23/93        5/VHF         CBS        68             4          06/01/99

WPTA-TV           Fort Wayne, IN     12/11/89       21/UHF         ABC       103             4          08/01/97

WLAJ-TV           Lansing, MI        Pending(4)       53/UHF         ABC       106             3          10/01/97

WEEK-TV           Peoria -
                  Bloomington, IL    10/31/88       25/UHF         NBC       110            3           12/01/97

KBJR-TV           Duluth, MN -
                  Superior, WI       10/31/88       6/VHF          NBC       134            2           12/01/97


----------------


1 "Market rank" refers to the size of the television market or Designated Market Area ("DMA") as defined by the A.C. Nielsen Company ("Nielsen"), except for San Jose. KNTV, whose DMA is the Salinas-Monterey television market, primarily serves San Jose and Santa Clara County (which are part of the San Francisco-Oakland-San Jose DMA). If Santa Clara County were a separate DMA, it would rank as the 52nd largest DMA in the United States. All market rank data is derived from an average of the Nielsen Station Index for November 1996, May 1996, February 1996 and November 1995, unless otherwise noted.

2 Includes KSMS, Salinas-Monterey and KCU, Salinas, both of which broadcast entirely in Spanish.

3 Includes KFTV Hanford-Fresno and KMSG, Sanger-Fresno, both of which broadcast entirely in Spanish.

4 WLAJ is currently being operated by the Company pursuant to a time brokerage agreement. The Company intends to acquire WLAJ. Before the Company acquires WLAJ, the station's licensed facilities will be modified to eliminate certain signal coverage overlap with WWMT so that the Company can obtain an FCC waiver of the restriction on the number of television stations that may be under common ownership within the same geographic market. Although there can be no assurance that the waiver will be obtained, the Company believes that it will be able to obtain such a waiver.

    Commercial television broadcasting began in the United States on a regular basis in the 1940s. Currently, there are a limited number of channels available for broadcasting in any one geographic area and the license to operate a broadcast station is granted by the FCC. Television stations can be distinguished by the frequency on which they broadcast. Television stations which broadcast over the very high frequency ("VHF") band of the spectrum generally have some competitive advantage over television stations that broadcast over the ultra-high frequency ("UHF") band of the spectrum because the former usually have better signal coverage and operate at a lower transmission cost. In television markets in which all local stations are UHF stations, such as Fort Wayne, Indiana, Peoria-Bloomington, Illinois and Fresno-Visalia, California, no competitive disadvantage exists.

    Television station revenues are primarily derived from local, regional and national advertising and, to a lesser extent, from network compensation and revenues from studio rental and commercial production activities. Advertising rates are based upon a program's popularity among the viewers an advertiser wishes to attract, the number of advertisers competing for the available time, the size and demographic make-up of the market served by the station, and the availability of alternative advertising media in the market area. Because broadcast television stations rely on advertising revenues, declines in advertising budgets, particularly in recessionary periods, adversely affect the broadcast industry, and as a result may contribute to a decrease in the valuation of broadcast properties.

   The Company's Stations

    Set forth below are the principal types of television gross revenues (before agency and representative commissions) received by the Company's television stations for the periods indicated and the percentage contribution of each to the gross television revenues of the television stations owned by the Company.

                             GROSS REVENUES, BY CATEGORY,
                              FOR THE COMPANY'S STATIONS
                                (dollars in thousands)




                                                                  Years Ended December 31,
                      --------------------------------------------------------------------------------------------------------
                             1992                  1993               1994                    1995                  1996
                      -----------------     ----------------    ----------------       -----------------     -----------------
                      Amount        %       Amount       %      Amount       %         Amount        %       Amount        %
                      ------       ----     ------      ----    ------      ----       ------       ----     ------       ----

Local/Regional(1). .    $23,088      53.5%    $25,416     56.3%    $38,802    50.9%      $60,969      51.0%    $73,491      47.5%
National(2) . .          15,367      35.6      16,290     36.1      28,548    37.5        48,995      41.0      61,945      40.0
Network Compensation(3) . 1,427       3.3       1,286      2.8       2,244     2.9         4,154       3.5       7,289       4.7
Political(4). .           1,246       2.9         133      0.3       4,060     5.3         1,498       1.3       7,265       4.7
Other Revenue(5) . .      2,023       4.7       2,041      4.5       2,559     3.4         3,849       3.2       4,851       3.1
                      -------     -----     -------    -----     -------   -----       -------     -----     -------     -----
Total. .              $43,151     100.0%    $45,166    100.0%    $76,213   100.0%     $119,465     100.0%   $154,841     100.0%
                      -------     -----     -------    -----     -------   -----      --------     -----    --------     -----
                      -------     -----     -------    -----     -------   -----      --------     -----    --------     -----


------------------------

1 Represents sale of advertising time to local and regional advertisers or agencies representing such advertisers and other local sources.

2 Represents sale of advertising time to agencies representing national advertisers.

3   Represents payment by networks for broadcasting network programming.

4   Represents sale of advertising time to political advertisers.

5 Represents miscellaneous revenue, including payment for production of commercials.

    Automobile advertising constitutes the Company's single largest source of gross revenues, accounting for approximately 20% of the Company's total gross revenues in 1996. Gross revenues from restaurants and entertainment-related businesses accounted for approximately 12% of the Company's total gross revenues in 1996. Each other category of advertising revenue represents less than 5% of the Company's total gross revenues.

    The following is a description of each of the Company's television stations:

   WXON: Detroit, Michigan

    WXON began operating in 1962 and began operating as a WB affiliate in 1995.

    Detroit is the 9th largest DMA in the United States with a total of 1,770,000 television households and a population of 4,730,000 according to Nielsen. Detroit's economy is based on manufacturing, retail and health services. The largest employers are General Motors, Ford Motor Company, Chrysler, Detroit Medical Center, Henry Ford Health System and Blue Cross Blue Shield of Michigan. The median household income in the DMA is $51,392 according to estimates provided in the BIA Investing in Television 1996 Report (the "BIA Report").

   WWMT: Grand Rapids - Kalamazoo - Battle Creek, Michigan

    WWMT began operations in 1950 and is affiliated with CBS.

    The Grand Rapids - Kalamazoo - Battle Creek economy is centered around manufacturing, health services, education and financial services. The median household income in the DMA was $44,818, according to estimates provided in the BIA Report. Leading employers in the area include Pharmacia-UpJohn, Bronson Medical Center, Borgess Medical Center, Butterworth Hospital, St. Mary's Health Services, Steel Case, Inc., Amway Corporation, Meijer, Inc., James River Corporation, General Motors Corporation and The Kellogg Company.

   WKBW: Buffalo, New York

    WKBW began operations in 1958 and is affiliated with ABC.

    The Buffalo economy is centered around manufacturing, government, health services and financial services. The median household income in the DMA was $39,726, according to estimates provided in the BIA Report. Leading employers in the area include General Motors, Ford Motor Company, American Axle and Manufacturing, M&T Bank, Fleet Bank, Roswell Park Cancer Institute, Buffalo General Hospital, NYNEX, Tops Markets and DuPont.

   KNTV: San Jose, California

    KNTV began operations in 1955 and is affiliated with ABC.

    KNTV is the only network-affiliated station and only VHF station licensed to serve San Jose, California, the largest city in Northern California and the eleventh largest city in the United States. Its VHF signal is broadcast on Channel 11 and covers all of Santa Clara County, which includes an area that has come to be known as "Silicon Valley." Although the Nielsen rating service designates KNTV as the ABC affiliate for the Salinas-Monterey market (which is southwest of and adjacent to San Jose), according to the February 1996 Nielsen Monterey/Salinas Viewers In Profile Report more than 62% of the station's audience resides in the San Francisco-Oakland-San Jose television market (the fifth largest DMA in the country). The Company believes that substantially all of such audience resides in Santa Clara County. If Santa Clara County were a separate DMA with its 522,980 television households, it would rank as the 52nd largest DMA in the United States.

    Santa Clara County has a diverse and affluent economy. The average effective buying income by household was $57,028, according to the 1995 Demographics USA Report. The area is home to over 2,800 technological companies as well as numerous institutions and companies of national reputation. Prominent corporations located in Santa Clara County include Hewlett-Packard, Lockheed/Martin, IBM, Apple, Intel, Sun Microsystems, Amdahl, Tandem Computers, National Semiconductor, Syntex, Conner Peripherals, Varian Associates and Chips & Technologies.

Santa Clara County is also the home of several universities including Stanford University, San Jose State University and Santa Clara University with enrollments aggregating approximately 51,000 students.

   KSEE: Fresno-Visalia, California

    KSEE began operations in 1953 and is affiliated with NBC.

    Fresno and the San Joaquin Valley is one of the most productive agricultural areas in the world with over 6,000 square miles planted with more than 250 different crops. Although farming continues to be the single most important part of the Fresno area economy, the area now attracts a variety of service-based industries and manufacturing and industrial operations. No single employer or industry dominates the local economy. The median income by household in the DMA was $38,732, according to estimates provided in the BIA Report. The Fresno-Visalia DMA is also the home of several universities, including Fresno State University, with enrollment estimated at 40,000.

   KEYE: Austin, Texas

    KEYE began operations in 1983. The station, formerly a Fox affiliate, became a CBS affiliate on July 2, 1995.

    The Austin economy benefits from having large private sector employers such as IBM, Motorola, HEB Stores, Advanced Micro Devices, Abbott Laboratories, Texas Instruments, Dell Computers, 3M Corporation, Applied Materials and SEMATECH. Approximately 825 high tech firms employ nearly 85,000 people in the area. This fact, plus the terrain of the region's Hill Country, has resulted in the Austin area being nicknamed "Silicon Hills." Since Austin, the nation's 27th largest city, is the state capital, as well as home to the University of Texas, it also provides a substantial amount of public sector employment opportunities. The median income per household in the DMA was $45,741, according to estimates provided in the BIA Report. In addition to the University of Texas, Southwestern University, Saint Edwards University and Southwest Texas University are located in the DMA. Total university enrollment in the DMA is approximately 100,000 students.

   WTVH: Syracuse, New York

    WTVH began operations in 1948 and is affiliated with CBS.

    The Syracuse economy is centered on manufacturing, education and government. The median income by household in the DMA was $43,036, according to estimates provided in the BIA Report. Prominent corporations located in the area include Carrier Corporation, New Venture Gear, Bristol-Myers Squibb, Crouse-Hinds, Nestle Foods and Lockheed/Martin. The Syracuse DMA is also the home of several universities, including Syracuse University, Cornell University and Colgate University, with enrollments aggregating over 50,000 students.

   WPTA: Fort Wayne, Indiana

    WPTA began operations in 1957 and is affiliated with ABC.

    The Fort Wayne economy is centered on manufacturing, government, insurance, financial services and education. The median income by household in the DMA was $42,368, according to estimates provided in the BIA Report. Prominent corporations located in the area include Magnavox, Lincoln National Life Insurance, General Electric, General Motors, North American Van Lines, GTE, Dana, Phelps Dodge, ITT, and Tokheim. Fort Wayne is also the home of several universities, including the joint campus of Indiana University and Purdue University at Fort Wayne, with enrollments aggregating over 11,000 students.

   WLAJ: Lansing, Michigan

    WLAJ began operations in 1990 and is an ABC affiliate.

    Lansing is the 106th largest DMA in the United States with a total of 229,000 television households and a population of 639,000. Lansing is the state capital and its economy is centered around government employment, education and manufacturing. The largest employers are General Motors, the State of Michigan, Michigan State University, Meijer Inc., Michigan Capital Healthcare, Sparrow Hospital and Lansing Community College. The median household income in the DMA is $46,143 according to estimates provided in the BIA Report.

   WEEK-TV and WEEK-FM: Peoria-Bloomington, Illinois

    WEEK began operations in 1953 and is affiliated with NBC. WEEK-FM, acquired in January 1997, will be run in combination with WEEK-TV.

    The Peoria economy is centered on agriculture and heavy equipment manufacturing but has achieved diversification with the growth of service-based industries such as conventions, healthcare and higher technology manufacturing. Prominent corporations located in Peoria include Caterpillar, Bemis, Central Illinois Light Company, Commonwealth Edison Company, Komatsu-Dresser Industries, IBM, Trans-Technology Electronics and Keystone Steel & Wire. In addition, the United States Department of Agriculture's second largest research facility is located in Peoria, and the area has become a major regional healthcare center. The economy of Bloomington, on the other hand, is focused on insurance, education, agriculture and manufacturing. Prominent corporations located in Bloomington include State Farm Insurance Company, Country Companies Insurance Company and Diamond-Star Motors Corporation (a subsidiary of Mitsubishi). The median income by household in the DMA was $44,705, according to estimates provided in the BIA Report. The Peoria-Bloomington area is also the home of numerous institutions of higher education including Bradley University, Illinois Central College, Illinois Wesleyan University, Illinois State University, Eureka College and the University of Illinois College of Medicine, with enrollments aggregating over 38,000 students.

   KBJR: Duluth, Minnesota and Superior, Wisconsin

    KBJR began operations in 1954 and is affiliated with NBC.

    The area's primary industries include mining, fishing, food products, paper, medical, shipping, tourism and timber. The median income by household in the DMA was $34,860, according to estimates provided in the BIA Report. Duluth is one of the major ports in the United States out of which iron ore, coal, limestone, cement, grain, paper and chemicals are shipped. Northwest Airlines has completed construction of two airplane maintenance facilities in the Duluth area that management estimates added approximately 1,000 jobs to the Duluth area's economy. Prominent corporations located in the area include Minnesota Power, U.S. West, Mesabi & Iron Range Railway Co., Walmart, Jeno Paulucci International, Lake Superior Industries, Potlatch Corporation, Boise Cascade, Burlington Northern Railway, Target (Dayton-Hudson Corporation), ConAgra, International Multifoods, Peavey, Cargill, U.S. Steel, Cleveland-Cliffs Corporation, NorWest Bank, Shopko, Cub Foods and Advanstar. The Duluth-Superior area is also the home of numerous educational institutions such as the University of Minnesota-Duluth, the University of Wisconsin-Superior and the College of St. Scholastica, with enrollments aggregating over 12,000 students.

   Network Affiliation

    Whether or not a station is affiliated with one of the four major networks, NBC, ABC, CBS or Fox (collectively, the "Networks"), has a significant impact on the composition of the station's revenues, expenses and operations. A typical Network affiliate receives the significant portion of its programming each day from the Network. This programming, along with cash payments, is provided to the affiliate by the Network in exchange for a substantial majority of the advertising inventory during Network programs. The Network then sells this advertising time and retains the revenues so generated.

    In contrast, a fully independent station purchases or produces all of the programming which it broadcasts, resulting in generally higher programming costs, although the independent station is, in theory, able to retain its entire inventory of advertising and all of the revenue obtained therefrom. However, barter and cash-plus-barter arrangements are becoming increasingly popular. Under such arrangements, a national program distributor typically retains up to 50% of the available advertising time for programming it supplies, in exchange for reduced fees for such programming.

    Each of the Company's stations other than WXON is affiliated with a Network pursuant to an affiliation agreement. KSEE, WEEK and KBJR are affiliated with NBC; KNTV, WPTA, WKBW and WLAJ are affiliated with ABC; and KEYE, WTVH and WWMT are affiliated with CBS. The Network affiliation agreements provide for contract terms of ten years (other than the NBC agreements for which the terms are seven years). WXON has an affiliation arrangement with the WB Network, which is terminable by either party at will.

    Under each of the Company's affiliation agreements, the Networks may increase or decrease network compensation and, under certain circumstances, terminate the agreement upon advance written notice. Under the Company's ownership, none of its stations has received a termination notice from its respective Network.

    In substance, each affiliation agreement provides the stations with the right to broadcast all programs transmitted by the Network with which it is affiliated. In exchange, the Network has the right to sell a substantial majority of the advertising time during such broadcast. In addition, for every hour that the station elects to broadcast Network programming, the Network pays the station a fee, specified in each affiliation agreement, which varies with the time of day. Typically, "prime-time" programming (Monday through Saturday 8-11 p.m. and Sunday 7-11 p.m. Eastern Time) generates the highest hourly rates. Rates are subject to increase or decrease by the Network during the term of each affiliation agreement, with provisions for advance notice to and right of termination by the station in the event of a reduction in rates.

   Competition

    The financial success of the Company's television and radio stations is dependent on audience ratings and revenues from advertisers within each station's geographic market. The Company's stations compete for revenues with other television stations in their respective markets, as well as with other advertising media, such as newspapers, radio, magazines, outdoor advertising, transit advertising, yellow page directories, direct mail and local cable systems. Some competitors are part of larger companies with substantially greater financial resources than the Company.

    Competition in the broadcasting industry occurs primarily in individual markets. Generally, a television broadcasting station in one market does not compete with stations in other market areas. The Company's television stations are located in highly competitive markets.

    In addition to management experience, factors that are material to a television station's competitive position include signal coverage, local program acceptance, Network affiliation, audience characteristics, assigned frequency and strength of local competition. The broadcasting industry is continuously faced with technological change and innovation, the possible rise in popularity of competing entertainment and communications media, changes in labor conditions and governmental restrictions or actions of federal regulatory bodies, including the FCC and the Federal Trade Commission, any of which could possibly have a material adverse effect on the Company's operations and results.

    Conventional commercial television broadcasters also face competition from other programming, entertainment and video distribution systems, the most common of which is cable television. These other programming, entertainment and video distribution systems can increase competition for a broadcasting station by bringing into its market distant broadcasting signals not otherwise available to the station's audience and also by serving as distribution systems for non-broadcast programming. Programming is now being distributed to cable television systems by both terrestrial microwave systems and by satellite. Other sources of competition include home entertainment systems (including video cassette recorders and playback systems, video discs and television game devices), multi-point distribution systems, multichannel multi-point distribution systems, video programming services available through the Internet and other video delivery systems. The Company's television stations also face competition from direct broadcast satellite services which transmit programming directly to homes equipped with special receiving antennas and competition from video signals delivered over telephone lines. Satellites may be used not only to distribute non-broadcast programming and distant broadcasting signals but also to deliver certain local broadcast programming which otherwise may be available to a station's audience.

    The broadcasting industry is continuously faced with technological change and innovation, which could possibly have a material adverse effect on the Company's operations and results. Commercial television broadcasting may face future competition from interactive video and data services that provide two-way interaction with commercial video programming, along with information and data services that may be delivered by commercial television stations, cable television, direct broadcast satellites, multi-point distribution systems, multichannel multi-point distribution systems or other video delivery systems. In addition, recent actions by the FCC, Congress and the courts all presage significant future involvement in the provision of video services by telephone companies. The Telecommunications Act of 1996 lifts the prohibition on the provision of cable television services by telephone companies in their own telephone areas subject to regulatory safeguards and permits telephone companies to own cable systems under certain circumstances.
 It is not possible to predict the impact on the Company's television stations of any future relaxation or elimination of the existing limitations on the ownership of cable systems by telephone companies. The elimination or further relaxation of the restriction, however, could increase the competition the Company's television stations face from other distributors of video programming.

   FCC Licenses

    Television broadcasting is subject to the jurisdiction of the FCC under the Communications Act. The Communications Act prohibits the operation of television broadcasting stations except under a license issued by the FCC and empowers the FCC, among other things, to issue, revoke and modify broadcasting licenses, determine the locations of stations, regulate the equipment used by stations, adopt regulations to carry out the provisions of the Communications Act and impose penalties for violation of such regulations. The Telecommunications Act of 1996, which amends major provisions of the Communications Act, was enacted on February 8, 1996. The FCC has commenced, but not yet completed, implementation of the provisions of the Telecommunications Act of 1996.

    The Communications Act prohibits the assignment of a license or the transfer of control of a licensee without prior approval of the FCC. In addition, foreign governments, representatives of foreign governments, non-citizens, representatives of non-citizens, and corporations or partnerships organized under the laws of a foreign nation are barred from holding broadcast licenses. Non-citizens, however, may own up to 20% of the capital stock of a licensee and up to 25% of the capital stock of a United States corporation that, in turn, owns a controlling interest in a licensee. A broadcast license may not be granted to or held by any corporation that is controlled, directly or indirectly, by any other corporation of which more than one-fourth of the capital stock is owned or voted by non-citizens or their representatives, by foreign governments or their representatives, or by non-U.S. corporations, if the FCC finds that the public interest will be served by the refusal or revocation of such license. Under the Telecommunications Act of 1996, non-citizens may serve as officers and directors of a broadcast licensee and any corporation controlling, directly or indirectly, such licensee. The Company, which is the licensee of one of the existing stations, is restricted by the Communications Act from having more than one-fifth of its capital stock owned by non-citizens, foreign governments or foreign corporations, but not from having an officer or director who is a non-citizen.

    Television broadcasting licenses are generally granted and renewed for a period of five years, but may be renewed for a shorter period upon a finding by the FCC that the "public interest, convenience and necessity" would be served thereby. The Telecommunications Act of 1996 extends the license period for television stations to eight years. At the time application is made for renewal of a television license, parties in interest as well as members of the public may apprise the FCC of the service the station has provided during the preceding license term and urge the grant or denial of the application. Under the Telecommunications Act of 1996 as implemented in the FCC's rules, a competing application for authority to operate a station and replace the incumbent licensee may not be filed against a renewal application and considered by the FCC in deciding whether to grant a renewal application. The statute modified the license renewal process to provide for the grant of a renewal application upon a finding by the FCC that the licensee (1) has served the public interest, convenience, and necessity; (2) has committed no serious violations of the Communications Act or the FCC's rules; and (3) has committed no other violations of the Communications Act or the FCC's rules which would constitute a pattern of abuse. If the FCC cannot make such a finding, it may deny a renewal application, and only then may the FCC accept other applications to operate the station of the former licensee. In the vast majority of cases, broadcast licenses are renewed by the FCC even when petitions to deny are filed against broadcast license renewal applications. All of the Company's existing licenses that have come up for renewal have been renewed and are in effect. Such licenses are subject to renewal at various times during 1997, 1998 and 1999. Although there can be no assurance that the Company's licenses will be renewed, the Company is not aware of any facts or circumstances that would prevent the Company from having its licenses renewed.

    FCC regulations govern the multiple ownership of broadcast stations and other media on a national and local level. The Telecommunications Act of 1996 directs the FCC to eliminate or modify certain rules regarding the multiple ownership of broadcast stations and other media on a national and local level. Pursuant to this directive, the FCC has revised its rules to eliminate the limit on the number of television stations that an individual or entity may own or control nationally, provided that the audience reach of all television stations owned does not exceed 35% of all U.S. households.
The FCC also has initiated a rulemaking proceeding, in accordance with the Telecommunications Act of 1996, to determine whether to retain, eliminate, or modify its limitations on the number of television stations (currently one in most instances) that an individual or entity may own within the same geographic market.

    Pursuant to the Telecommunications Act of 1996, the FCC has eliminated the limit on the number of radio broadcast stations that an individual or entity may own or control nationally. The FCC also has relaxed its local radio multiple ownership rules governing the common ownership of radio broadcast stations in the same geographic market. In accordance with the Telecommunications Act of 1996, the FCC's rules permit the common ownership of up to eight commercial radio stations, not more than five of which are in the same service (i.e., AM or FM), in markets with 45 or more commercial radio stations. In markets with 30 to 44 commercial radio stations, an individual or entity may own up to seven commercial radio stations, not more than four of which are in the same service. In markets with 15 to 29 commercial radio stations, an individual or entity may own up to six commercial radio stations, not more than four of which are in the same service. In markets with 14 or fewer commercial radio stations, an individual or entity may own up to five commercial radio stations, not more than three of which are in the same service, provided that the commonly owned stations represent no more than 50% of the stations in the market.

    The Telecommunications Act of 1996 does not eliminate the FCC's rules restricting the common ownership of a radio station and a television station in the same geographic market ("one-to-a-market rule") and the common ownership of a daily newspaper and a broadcast station located in the same geographic market. The statute, however, does relax the FCC's one-to-a-market rule by authorizing the FCC to extend its waiver policy to stations located in the 50 largest television markets. As directed by the Telecommunications Act of 1996, the FCC has eliminated its prior restriction on the common ownership of a cable system and a television network. Although the statute lifts the prior statutory restriction on the common ownership of a cable television system and a television station located in the same geographic market, the FCC is not statutorily required to eliminate its regulatory restriction on such common ownership. The FCC has initiated a proceeding to solicit comments on retaining, modifying, or eliminating this regulatory restriction. The Telecommunications Act of 1996 authorizes the FCC to permit the common ownership of multiple television networks under certain circumstances. Furthermore, in accordance with the statute, the FCC has initiated a review of all of its ownership rules to determine whether they continue to serve the public interest.

    Ownership of television licensees generally is attributed to officers, directors and shareholders who own 5% or more of the outstanding voting stock of a licensee, except that certain institutional investors who exert no control or influence over a licensee may own up to 10% of such outstanding voting stock before attribution results. Under FCC regulations, debt instruments, non-voting stock and certain limited partnership interests (provided the licensee certifies that the limited partners are not "materially involved" in the media-related activities of the partnership) and voting stock held by minority shareholders where there is a single majority shareholder generally will not result in attribution. Under the FCC's multiple and cross-ownership rules, which have been or will be revised in accordance with the Telecommunications Act of 1996, an officer or director of the Company or a holder of the Company's voting common stock who has an attributable interest in other broadcast stations, a cable television system or a daily newspaper may violate the FCC regulations depending on the number and location of the other broadcasting stations, cable television systems or daily newspapers attributable to such person. In addition, the FCC's cross-interest policy, which precludes an individual or entity from having an attributable interest in one media property and a "meaningful" (but not attributable) interest in another media property in the same area, may be invoked in certain circumstances to reach interests not expressly covered by the multiple ownership rules. None of the Company's officers, directors or holders of voting common stock have attributable or non-attributable interests in broadcasting stations, cable television systems or daily newspapers that violate the FCC's multiple and cross-ownership rules or the cross-interest policy.

    Irrespective of the FCC rules, the Justice Department and the Federal Trade Commission (together the "Antitrust Agencies") have the authority to determine that a particular transaction presents antitrust concerns. The Antitrust Agencies have recently increased their scrutiny of the television and radio industries, and have indicated their intention to review matters related to the concentration of ownership within markets (including local marketing agreements ("LMAs")) even when the ownership or LMA in question is permitted under the regulations of the FCC. There can be no assurance that future policy and rulemaking activities of the Antitrust Agencies will not impact the Company's operations.

    The Telecommunications Act of 1996 authorizes the FCC to issue additional licenses for advanced television ("ATV") services only to Existing Broadcasters (as defined herein). ATV is a technology that will improve the technical quality of television service. The Telecommunications Act of 1996 directs the FCC to adopt rules to permit Existing Broadcasters to use their ATV channels for various purposes, including foreign language, niche, or other specialized programming. The statute also authorizes the FCC to collect fees from Existing Broadcasters who use their ATV channels to provide services for which payment is received. Prior to the enactment of the Telecommunications Act of 1996, members of Congress sought assurance from the FCC that it would not implement any plan to award spectrum for ATV service until additional legislation is enacted to resolve spectrum issues such as whether broadcasters would be required to pay for ATV licenses. In response to this request, the FCC stated that it would not award licenses or construction permits for ATV service until such additional legislation is enacted to address ATV spectrum issues. Such legislation, if adopted, may require existing television broadcasters to pay for ATV licenses.

   The Cable Television Consumer Protection and Competition Act

    The Cable Television Consumer Protection and Competition Act of 1992 (the "Cable Act") and the FCC's implementing regulations give television stations the right to control the use of their signals on cable television systems. Under the Cable Act, at three year intervals beginning in June 1993, each television station is required to elect whether it wants to avail itself of must-carry rights or, alternatively, to grant retransmission consent. If a television station elects to exercise its authority to grant retransmission consent, cable systems are required to obtain the consent of that television station for the use of its signal and could be required to pay the television station for such use. The Cable Act further requires mandatory cable carriage of all qualified local television stations electing their must-carry rights or not exercising their retransmission rights. Under the FCC's rules, television stations were required to make their election between must-carry and retransmission consent status by October 1, 1996, for the period from January 1, 1997 through December 31, 1999. Television stations that failed to make an election by the specified deadline were deemed to have elected must-carry status for the relevant three year period. Each of the Company's stations has either elected its must-carry rights or entered into retransmission consent agreements with substantially all cable systems in its DMA. KNTV has elected to exercise its must-carry rights in both the Salinas-Monterey DMA and Santa Clara County. The Company's other stations have elected to require retransmission consent in substantially all cases. Approximately 60% of the households in the geographic areas with respect to which the Company's stations have elected to exercise their retransmission rights subscribe to cable television.

    In April 1993 the U.S. District Court for the District of Columbia upheld the constitutionality of the must-carry provisions of the Cable Act.
However, on June 27, 1994, the U.S. Supreme Court vacated the lower court's judgment and remanded the case to the District Court for further proceedings.
 Although the Supreme Court found the must-carry rules to be content-neutral, it also found that genuine issues of material fact still remained that must be resolved on a more detailed evidentiary record. On remand, on December 13, 1995, the District Court upheld the constitutionality of the must-carry rules. An appeal of the District Court's decision is pending before the Supreme Court. In the meantime, however, the FCC's must-carry regulations implementing the Cable Act remain in effect. The Company cannot predict the outcome of such challenges. If the Supreme Court finds the must-carry rules to be unconstitutional, some cable systems may delete carriage of signals of some of the Company's stations and it is likely that either Congress or the FCC will attempt to enact new must-carry requirements intended to withstand constitutional scrutiny.

   Proposed Legislation and Regulations

    The FCC currently has under consideration and the Congress and the FCC may in the future consider and adopt new or modify existing laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect the operation, ownership, and profitability of the Company's broadcast properties, result in the loss of audience share and advertising revenues for the Company's stations, and affect the ability of the Company to acquire additional stations or finance such acquisitions.
Such matters include: (i) spectrum use or other fees on FCC licensees; (ii) the FCC's equal employment opportunity rules and other matters relating to minority and female involvement in the broadcasting industry; (iii) rules relating to political broadcasting; (iv) technical and frequency allocation matters; (v) changes in the FCC's cross-interest, multiple ownership and cross-ownership rules and policies; (vi) changes to broadcast technical requirements; (vii) limiting the tax deductibility of advertising expenses by advertisers; and (viii) changes to the standards governing the evaluation and regulation of television programming directed towards children, and violent and indecent programming. The Company cannot predict whether such changes will be adopted or, if adopted, the effect that such changes would have on the business of the Company.

    As an example of the above proposed changes, the FCC has initiated rulemaking proceedings to solicit comments on its multiple ownership, attribution and minority ownership rules. More particularly, the FCC has initiated proceedings requesting comment on: (i) narrowing the geographic area where common ownership restrictions would be triggered by limiting it to overlapping "Grade A" contours rather than "Grade B" contours and by permitting (or granting waivers or exceptions for) certain UHF or UHF/VHF station combinations; (ii) relaxing the rules prohibiting cross-ownership of radio and television stations in the same market to allow certain combinations where there remain alternative outlets and suppliers to ensure diversity; (iii) treating television LMAs the same as radio LMAs, which would currently preclude certain television LMAs where the programmer owns or has an attributable interest in another television station in the same market;
(iv) establishing a grandfathering policy for certain television LMAs in the event the FCC decides to treat interests in such LMAs as attributable; and
(v) treating a company's interest in a joint sales agreement for a television station as an attributable interest for purposes of the FCC's ownership rules. The FCC also has a rulemaking proceeding pending where it seeks comment on whether it should relax attribution and other rules to facilitate greater minority and female ownership. This proceeding currently is being held in abeyance due to uncertainty created by a 1995 Supreme Court decision which narrowed the legal basis for affirmative action programs. The Company cannot predict the outcome of the FCC's rulemaking proceedings or how FCC changes in its multiple and cross-ownership rules, made in accordance with the Telecommunications Act of 1996, will affect the Company's business.

     The FCC also has initiated a notice of inquiry proceeding seeking comment on whether the public interest would be served by establishing limits on the amount of commercial matter broadcast by television stations. No prediction can be made at this time as to whether the FCC will impose any limits on commercials at the conclusion of its deliberation. The imposition of limits on the commercial matter broadcast by television stations may have an adverse effect on the Company's revenues.

    The FCC has begun adopting rules and proposing others to implement advanced television service ("ATV") which includes high definition television systems. ATV is a technology that will improve television audio and video quality. The FCC has "set aside" channels within the existing television system for ATV and has limited initial ATV eligibility to existing television stations and certain applicants for new television stations ("Existing Broadcasters"). The FCC has determined that ATV will be a digital system which is incompatible with current television transmitters and receivers.
The rules for phasing in ATV service permit each television station to provide conventional television service on its regular channel until some point after ATV service has commenced. The FCC is seeking comments on a timetable for requiring broadcasters to convert to ATV. Broadcasters will have to convert to ATV by the conversion deadline and surrender then one channel back to the FCC. The FCC issued for public comment a proposed ATV Table of Allotments intended to provide an ATV channel for each Existing Broadcaster, in a manner that attempts to replicate each station's existing coverage area while taking into account interference to existing television stations and between ATV stations. On December 26, 1996, the FCC adopted a standard for the transmission of digital television in the United States, which is consistent with a consensus agreement voluntarily developed by a broad cross-section of parties, including the broadcasting, equipment manufacturing and computer industries. Implementation of ATV service will impose substantial additional costs on television stations to provide the new service, due to increased equipment costs. It is also possible that advances in technology may permit Existing Broadcasters to enhance the picture quality of existing systems without the need to implement ATV service. Although the Company believes the FCC will authorize ATV service, the Company cannot predict when such authorization might be given or the effect such authorization might have on the Company's business or capital expenditure requirements.

   Seasonality

    The Company's operating revenues are generally lower in the first calendar quarter and generally higher in the fourth calendar quarter than in the other two quarters, due in part to increases in retail advertising in the fall months in preparation for the holiday season, and in election years due to increased political advertising.

   Employees

    The Company and its subsidiaries currently employ approximately 1,170 persons, of whom approximately 277 are represented by two unions (including 11 bargaining units) pursuant to contracts expiring in 1997, 1998, 1999 and 2000 at the Company's stations. The Company believes its relations with its employees are good.

Item 2.  Properties

    The Company's principal executive offices are located in New York, New York. The lease agreement, for approximately 6,800 square feet of office space in New York, expires January 31, 2011.

    The types of properties required to support each of the Company's stations include offices, studios, transmitter sites and antenna sites. A station's studios are generally housed with its offices in downtown or business districts. The transmitter sites and antenna sites are generally located so as to provide maximum market coverage.

     The following table contains certain information describing the general character of the Company's properties:


         Metropolitan                  Owned or                    Expiration
Station  Area and Use                   Leased    Approximate Size  of Lease
-------  ------------                  --------   ---------------- ----------

KNTV     San Jose, California
          Office and Studio              Owned     26,469 sq. feet      --
          Tower Site                    Leased      2,080 sq. feet    9/30/97
          Low Power Transmission Site   Leased        100 sq. feet  1/1/2001(1)

WTVH     Syracuse, New York
          Office and Studio              Owned     41,500 sq. feet      --

         Onondaga, New York
          Tower Site                     Owned      2,300 sq. feet      --

KSEE     Fresno, California
          Office and Studio              Owned     32,000 sq. feet      --

         Bear Mountain, Fresno
         County, California
          Tower Site                    Leased      9,300 sq. feet  3/22/2034

WPTA     Fort Wayne, Indiana
          Office, Studio and
          Tower Site                     Owned     18,240 sq. feet      --

WEEK     Peoria, Illinois
          Office, Studio and
          Tower Site                     Owned     20,000 sq. feet      --

         Bloomington, Illinois
          Studio and Sales Office       Leased        617 sq. feet   12/31/97

KBJR     Duluth, Minnesota,
         Superior, Wisconsin
          Office and Studio              Owned     15,749 sq. feet      --
          Tower Site                     Owned      3,125 sq. feet      --

KEYE     Austin, Texas
          Office and Studio              Owned     14,000 sq. feet      --
          Tower Site                    Leased      1,600 sq. feet     5/1/98

WWMT     Kalamazoo, Michigan
          Office and Studio              Owned     45,000 sq. feet      --
         Gun Lake, Michigan
          Tower Site                     Owned      3,580 sq. feet      --

WKBW     Buffalo, New York
          Office and Studio              Owned     32,000 sq. feet      --
         Colden, New York
          Tower Site                     Owned      3,406 sq. feet      --

WXON     Southfield, Michigan
          Office                        Leased      8,850 sq. feet     5/31/99
         Southfield, Michigan
          Studio and Tower Site         Leased(2)    30,000 sq. feet   9/30/06

---------
1   Assuming exercise of all of the Company's renewal options under such lease.
2   The Company owns a 3,400 square foot building on the property.

Item 3.  Legal Proceedings

    Not Applicable


Item 4.  Submission of Matters to a Vote of Security Holders

    Not Applicable

                                      PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

    The Company's Common Stock (Nonvoting) is traded over-the-counter on the Nasdaq National Market under the symbol GBTVK. As of March 10, 1997, the approximate number of record holders of Common Stock (Nonvoting) was 126.

    The range of high and low prices for the Common Stock (Nonvoting) for each full quarterly period during 1995 and 1996 is set forth in Note 13 to the Consolidated Financial Statements in Item 8 hereof. At March 10, 1997, the closing price of the Common Stock (Nonvoting) was $10.50 per share.

    The Company's publicly traded Cumulative Convertible Exchangeable Preferred Stock, par value $.01 per share (the "Cumulative Convertible Exchangeable Preferred Stock") is traded over-the-counter on the Nasdaq National Market under the symbol GBTVP. The range of high and low prices for each full quarterly period during 1995 and 1996, is set forth in Note 13 to the Consolidated Financial Statements in Item 8 hereof. As of March 10, 1997, the closing price for the Cumulative Convertible Exchangeable Preferred Stock was $54.75 per share.

    There is no established public trading market for the Company's Class A Voting Common Stock, par value $.01 per share (the "Voting Common Stock;" the Voting Common Stock and the Common Stock (Nonvoting) are referred to herein collectively as the "Common Stock"). As of March 10, 1997, the number of record holders of Voting Common Stock was 2.

    The Company has declared and paid quarterly cash dividends at a quarterly rate of $.4844 per share on the Cumulative Convertible Exchangeable Preferred Stock each quarter since its issuance and anticipates continuing to pay such dividends. The Company has, however, never declared or paid a cash dividend on its Common Stock and does not anticipate paying a dividend on its Common Stock in the foreseeable future. The payment of cash dividends on Common Stock is subject to certain limitations under the Indentures governing the Company's 12.75% Senior Subordinated Debentures due September 1, 2002, 10 3/8% Senior Subordinated Notes due May 15, 2005 and 9 3/8% Senior Subordinated Notes due December 1, 2005, respectively, and is restricted under the Company's credit agreement (the "credit agreement"). The Company is also prohibited from paying dividends on any Common Stock: (i) until all accrued but unpaid dividends on the Cumulative Convertible Exchangeable Preferred Stock and the Company's Series A Convertible Preferred Stock, par value $.01 per share (the "Series A Preferred Stock"), are paid in full. All outstanding shares of Series A Preferred Stock were converted into Common Stock (Nonvoting) in August 1995. Accrued dividends on the Series A Preferred Stock, which totaled $262,844 at December 31, 1996, are payable on the later of December 31, 1999 or the date on which such dividends may be paid under the Company's existing debt instruments. If unpaid, dividends on outstanding shares of Cumulative Convertible Exchangeable Preferred Stock will accrue at an annual rate of $1.9375 per share.

Item 6.  Selected Financial Data

    The information set forth below should be read in conjunction with the consolidated financial statements and notes thereto included at Item 8 herein. The selected consolidated financial data for the years ended December 31, 1992, 1993, 1994, 1995 and 1996 are derived from the Company's audited Consolidated Financial Statements.

    The acquisitions by the Company of its operating properties during the periods reflected in the following selected financial data materially affect the comparability of such data from one period to another.


                                         Years Ended December 31,
                           ----------------------------------------------------
                             1992       1993       1994       1995       1996
                           --------   --------   --------   --------   --------

Statement of Operations
 Data:                         (Dollars in thousands except per share data)

Net revenue                $ 35,957   $ 37,499   $ 62,856   $ 99,895   $129,164
Station operating expenses   21,638     22,790     37,764     55,399     72,089
Depreciation                  2,279      2,398      3,420      4,514      6,144
Amortization                  3,983      3,865      4,715      9,330     11,824
Corporate expense             1,192      1,374      2,162      3,132      4,800
Non-cash compensation             -        123        282        363        496
                           --------   --------   --------   --------   --------
Operating income              6,865      6,949     14,513     27,157     33,811

Other expenses                  487        479        309        798      1,034
Equity in net loss (income)
 of investee                      -          -          -       (439)       995
Interest expense, net        11,675     10,977     10,707     27,026     36,915
                           --------   --------   --------   --------   --------
Income (loss) before
 income taxes and
 extraordinary item          (5,297)    (4,507)     3,497       (228)    (5,133)
(Provision) benefit for
 income tax                     471        472       (450)      (555)      (761)
                           --------   --------   --------   --------   --------
Income (loss) before
 extraordinary item          (4,826)    (4,035)     3,047       (783)    (5,894)
Extraordinary loss on
 extinguishment of debt      (5,709)    (1,007)         -          -     (2,891)
                           --------   --------   --------   --------   --------

Net income (loss)          $(10,535)  $ (5,042)  $  3,047   $   (783)  $ (8,785)
                           --------   --------   --------   --------   --------
                           --------   --------   --------   --------   --------
Net loss attributable to
 common shareholders       $(10,628)  $ (5,278)  $   (688)  $ (4,333)  $(12,310)
                           --------   --------   --------   --------   --------
                           --------   --------   --------   --------   --------

Loss before extraordinary
 item per common share     $  (1.22)  $  (0.98)  $  (0.15)  $  (0.73)  $  (1.09)
                           --------   --------   --------   --------   --------
                           --------   --------   --------   --------   --------
Net loss per common share  $  (2.63)  $  (1.21)  $  (0.15)  $  (0.73)  $  (1.43)
                           --------   --------   --------   --------   --------
                           --------   --------   --------   --------   --------
Weighted average common
 shares outstanding           4,041      4,365      4,498      5,920      8,612



                                         Years Ended December 31,
                           ----------------------------------------------------
                             1992       1993       1994       1995       1996
                           --------   --------   --------   --------   --------

Selected Balance Sheet
 Data:

Total assets               $140,948   $191,517   $189,881   $452,221   $452,563
Total debt                  101,611     99,000     99,250    341,000    351,561
Redeemable preferred
 stock                        1,574     49,139     49,171     45,488     45,488
Stockholders' (deficit)
 equity                      17,211     12,075     11,729      8,868     (3,135)


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Introduction

    The consolidated financial statements of the Company reflect significant increases between the years ended December 31, 1994, 1995 and 1996 in substantially all line items. The principal reasons for such increases are the acquisition of KEYE on February 1, 1995, the acquisition of WWMT on June 1, 1995 and the acquisition of WKBW on June 29, 1995 and the improvements in the Company's operations.

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

    The following table sets forth certain operating data for the three years ended December 31, 1994, 1995 and 1996:


                                        Year ended December 31,
                                -------------------------------------
                                     1994         1995         1996
                                -----------  -----------  -----------

Operating income                $14,513,000  $27,157,000  $33,811,000
Add:
 Depreciation and amortization    8,135,000   13,843,000   17,968,000
 Corporate expense                2,162,000    3,132,000    4,800,000
 Non-cash compensation              282,000      363,000      496,000
                                -----------  -----------  -----------

Broadcast cash flow             $25,092,000  $44,495,000  $57,075,000
                                -----------  -----------  -----------
                                -----------  -----------  -----------


    "Broadcast cash flow" means operating income plus depreciation, amortization, corporate expense and non-cash compensation. The Company has included broadcast cash flow data because such data are commonly used as a measure of performance for broadcast companies and are also used by investors to measure a company's ability to service debt. Broadcast cash flow is not, and should not be used as, an indicator or alternative to operating income, net income or cash flow from operations as reflected in the Consolidated Financial Statements, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

    The Company has elected as provided under Statement of Financial Accounting Standards No. 123 (Accounting for Stock-Based Compensation) to continue to account for stock-based employee compensation under Accounting Principles Board Opinion No. 25.

   Years ended December 31, 1996 and 1995

    Net revenue for the year ended December 31, 1996 totaled $129,164,000, an increase of $29,269,000, or 29.3% compared to net revenue of $99,895,000 for the year ended December 31, 1995. Of this increase, $21,262,000 resulted from the inclusion of one additional month of operations of KEYE, five additional months of operations of WWMT and six additional months of operations of WKBW in 1996. The remaining increase was primarily a result of increased local and national advertising, political spending and increased network compensation.

    Station operating expenses for the year ended December 31, 1996 totaled $72,089,000, an increase of $16,690,000, or 30.1% compared to station operating expenses of $55,399,000 in the prior year. Of this increase, $10,648,000 was due to the inclusion of one additional month of operating expenses of KEYE, five additional months of operating expenses of WWMT and six additional months of operating expenses of WKBW. The remaining increase was primarily due to higher programming expenses and increased news expenses associated with the launch of a news operation at KEYE.

    Broadcast cash flow totaled $57,075,000 during the year ended December 31, 1996 compared to $44,495,000 during 1995, an increase of $12,580,000, or 28.3%.
Of the increase, $10,614,000 was due to the inclusion of one additional month of operations of KEYE, five additional months of operations of WWMT and six additional months of operations of WKBW.

    Depreciation and amortization increased by $4,125,000, or 29.8% during the year ended December 31, 1996 compared to 1995 primarily due to the inclusion of one additional month of operations of KEYE, five additional months of operations of WWMT and six additional months of operations of WKBW. Corporate expense increased $1,668,000, or 53.3% during the year ended December 31, 1996 compared to 1995, primarily due to higher administrative costs associated with the expansion of the Company's corporate office to manage its expanded station group. Non-cash compensation expense increased $133,000 during the year ended December 31, 1996 compared to 1995 due to the granting of additional awards payable in Common Stock (Nonvoting) to certain executive employees under the Company's Management Stock Plan.

    As a result of the factors discussed above, operating income increased $6,654,000 or 24.5% during the year ended December 31, 1996 compared to 1995.

    The equity in net loss of investee of $995,000 for the year ended December 31, 1996 resulted from the Company recognizing its pro rata share of the losses of Datacast LLC accounted for under the equity method of accounting. The equity in net income of investee of $439,000 for the year ended December 31, 1995 resulted from the Company recognizing its pro rata share of the earnings of Queen City III Limited Partnership, the ultimate parent of WKBW, under the equity method of accounting. On June 29, 1995, the Company acquired the remaining interest in Queen City III Limited Partnership.

    Net interest expense totaled $36,915,000 during the year ended December 31, 1996, an increase of $9,889,000, or 36.6% compared to net interest expense of $27,026,000 during the year ended December 31, 1995, primarily due to higher levels of outstanding indebtedness as a result of the acquisitions of WWMT and WKBW in June of 1995.

    During 1996, the Company incurred an extraordinary loss of $2,891,000 on the early extinguishment of debt. See "--Liquidity and Capital Resources."

    Net loss totaled $8,785,000 during the year ended December 31, 1996 compared to net loss of $783,000 during 1995, an increase of $8,002,000. This change was primarily due to the changes in the line items discussed above.

   Years ended December 31, 1995 and 1994

    Net revenue for the year ended December 31, 1995 totaled $99,895,000, an increase of $37,039,000, or 58.9% compared to net revenue of $62,856,000 for the year ended December 31, 1994. Of this increase, $36,324,000 was due to the inclusion of eleven months of operations of KEYE, seven months of operations of WWMT and six months of operations of WKBW. The remaining increase of $715,000 resulted from a strong advertising environment in the first six months of the year and increased network compensation, offset, in part, by lower political advertising in a non-election year. Net revenue at the Company's nine stations (including revenue derived by KEYE, WWMT and WKBW prior to their acquisition by the Company) increased $2,316,000, or 2.0% during the year ended December 31, 1995 as compared to the same period in 1994.

    Station operating expenses for the year ended December 31, 1995 totaled $55,399,000, an increase of $17,635,000, or 46.7% compared to station operating expenses of $37,764,000 for the same period a year earlier. Of this increase, $16,589,000 was due to the inclusion of eleven months of operations of KEYE, seven months of operations of WWMT and six months of operations of WKBW. The remaining increase of $1,046,000 was primarily due to increased news and sales development costs. Station operating expenses at the Company's nine stations (including station operating expenses of KEYE, WWMT and WKBW prior to their acquisition by the Company) decreased $1,779,000, or 2.7% during the year ended December 31, 1995 as compared to the same period in 1994.

    Broadcast cash flow totaled $44,495,000 during the year ended December 31, 1995 compared to $25,092,000 during the same period a year earlier, an increase of $19,403,000, or 77.3%. Of this increase, $19,735,000 was due to the inclusion of eleven months of operations of KEYE, seven months of operations of WWMT and six months of operations of WKBW, which was offset, in part, by a decrease in broadcast cash flow from the Company's initial six stations (the "Initial Six Stations"). Broadcast cash flow at the Company's nine stations (including broadcast cash flow of KEYE, WWMT and WKBW prior to their acquisition by the Company) increased $537,000, or 1.0% during the year ended December 31, 1995 as compared to the same period in 1994.

    Depreciation and amortization increased by $5,708,000, or 70.2% during the year ended December 31, 1995 compared to the same period a year earlier primarily due to the inclusion of eleven months of operations of KEYE, seven months of operations of WWMT and six months of operations of WKBW. Corporate expense increased $970,000, or 44.9% during the year ended December 31, 1995 compared to the same period a year earlier, primarily due to higher administrative costs associated with the expansion of the Company's corporate office to manage its expanded station group. Non-cash compensation expense increased $81,000 during the year ended December 31, 1995 compared to the same period a year earlier due to the granting of additional awards payable in Common Stock (Nonvoting) to certain executive employees under the Company's Management Stock Plan.

    As a result of the factors discussed above, operating income increased $12,644,000 or 87.1% during the year ended December 31, 1995 compared to the same period a year earlier.

    Net interest expense totaled $27,026,000 during the year ended December 31, 1995, an increase of $16,319,000, or 152.4% compared to net interest expense of $10,707,000 during the same period a year earlier, primarily due to higher levels of outstanding indebtedness as a result of the acquisitions of KEYE, WWMT and WKBW.

    Other expenses increased by $490,000 during the year ended December 31, 1995 compared to the same period a year earlier primarily due to the incurrence of a charge to terminate and change certain service contracts.

    Net loss totaled $783,000 during the year ended December 31, 1995 compared to net income of $3,047,000 during the same period a year earlier, a decrease of $3,830,000. This change is primarily due to the changes in the line items discussed above.

   Liquidity and Capital Resources

    On February 22, 1996, the Company completed an offering of $110,000,000 principal amount of its 9 3/8% Senior Subordinated Notes due December 2005 (the "9 3/8% Notes"). Proceeds from the sale of the 9 3/8% Notes were used to repay all outstanding term loan and revolving credit borrowings under the Company's then existing bank credit agreement and for general working capital purposes.
In connection with the repayment of the term loan (which is not subject to being reborrowed), the Company incurred an extraordinary loss on the early extinguishment of debt of $3,510,000 related to the write-off of deferred financing fees. During the second quarter, the Company purchased $2,000,000 face amount of its 10 3/8% Senior Subordinated Notes due May 2005 and $13,500,000 face amount of its 9 3/8% Notes at a discount. As a result of these transactions, the Company recognized a net extraordinary loss for the year ended December 31, 1996 of $2,891,000.

    In September 1996, the Company amended and restated its existing credit agreement to increase the total amount of committed revolving credit borrowings available thereunder from $60,000,000 to $200,000,000 and to permit borrowings of up to $300,000,000 in the aggregate. The revolving credit facility can be used to fund future acquisitions of broadcast stations and for general corporate purposes. As of February 28, 1997, subject to compliance with financial covenants, the Company had $149,000,000 of the revolving credit facility borrowings available under the credit agreement available for acquisitions and working capital purposes.

    In October 1996, the Company entered into agreements with the owner of WLAJ, the ABC affiliate serving Lansing, Michigan, including a time brokerage agreement pursuant to which the Company operates WLAJ and an agreement to acquire substantially all the assets used in the operation of WLAJ for approximately $19.4 million in cash and the assumption of certain liabilities. The Company anticipates financing the acquisition of WLAJ with borrowings under the credit agreement. In connection with these agreements, the Company agreed to provide a loan guarantee of up to $12,000,000 in favor of the owner of WLAJ.

    On January 31, 1997, the Company acquired substantially all of the assets of WXON, the WB affiliate serving Detroit, Michigan for $175,000,000 and the assumption of certain liabilities. The Company financed the WXON Acquisition using the proceeds from the sale of its 12 3/4% Cumulative Exchangeable Preferred Stock (See Note 8 to the Company's Consolidated Financial Statements) and borrowings of approximately $27,500,000 under the credit agreement.

    Cash flows provided by operating activities were $13,291,000 during the year ended December 31, 1996 compared to $8,806,000 during the year ended December 31, 1995 and $5,808,000 during the year ended December 31, 1994. The increases from year to year resulted primarily from higher broadcast cash flow offset, in part, by higher cash interest expense.

    Cash flows used in investing activities were $14,435,000 during the year ended December 31, 1996, compared to $236,343,000 during the year ended December 31, 1995 and $2,628,000 during the year ended December 31, 1994. Cash flows used in investing activities during the year ended December 31, 1996 related to capital expenditures, the deposit relating to the WXON Acquisition and other capitalized acquisition costs and an investment in Datacast LLC. Cash flows used in investing activities during the year ended December 31, 1995 related primarily to the acquisitions of KEYE, WWMT and WKBW while cash flows used in investing activities during the year ended December 31, 1994 were related entirely to capital expenditures.

    Cash flows provided by financing activities were $1,565,000 during the year ended December 31, 1996 compared to cash flows provided by financing activities of $225,685,000 during the year ended December 31, 1995 and cash flows used in financing activities of $2,780,000 in 1994. The decrease from 1995 to 1996 resulted primarily from a decrease in net borrowings offset in part by a decrease in payments for deferred financing fees. The increase from 1994 to 1995 resulted primarily from a net increase in bank borrowings and the proceeds from the sale of the 10 3/8% Notes, partially offset by higher deferred financing fees and the redemption of the Company's adjustable rate preferred stock.

    The Company may recognize significant taxable income as a result of the acquisition in 1995 of WKBW. Such taxable income would reduce the Company's net operating losses for federal income tax purposes. For financial reporting purposes, in accordance with Statement of Financial Accounting Standards No. 109, any taxable income arising from the consummation of the acquisition of WKBW is considered additional purchase price, which will be amortized in future periods. See Note 10 to the Company's Consolidated Financial Statements.

    The Company believes that internally generated funds from operations and borrowings under the credit agreement's revolving credit facility will be sufficient to satisfy the Company's cash requirements for its operations for the next twelve months and for the foreseeable future thereafter. The Company expects that any additional acquisitions of television stations would be financed through funds generated from operations, borrowings under the credit agreement's revolving credit facility and additional debt and equity financings.

Item 8.  Financial Statements and Supplementary Data


Report of Independent Auditors


The Board of Directors and Stockholders
  Granite Broadcasting Corporation


    We have audited the accompanying consolidated balance sheets of Granite Broadcasting Corporation as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Granite Broadcasting Corporation at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                  ERNST & YOUNG LLP

New York, New York
January 24, 1997

                           GRANITE BROADCASTING CORPORATION
                        CONSOLIDATED STATEMENTS OF OPERATIONS


                                            For the Years Ended December 31,
                                           1994          1995           1996
                                       ------------   -----------   ------------

Net revenue                            $ 62,856,425   $99,894,627   $129,164,353
Station operating expenses               37,763,732    55,398,930     72,089,368
Depreciation                              3,420,850     4,513,919      6,144,193
Amortization                              4,714,721     9,329,444     11,823,775
Corporate expense                         2,162,621     3,131,943      4,799,984
Non-cash compensation expense               281,896       363,384        495,819
                                       ------------   -----------   ------------

  Operating income                       14,512,605    27,157,007     33,811,214

Other (income) expenses:
  Equity in net (income) loss
   of investee                                    -      (439,033)       995,019
  Interest expense, net                  10,707,147    27,026,680     36,915,306
  Other                                     307,929       797,576      1,034,351
                                       ------------   -----------   ------------
  Income (loss) before income
    taxes and extraordinary item          3,497,529      (228,216)    (5,133,462)
  Provision for income taxes                450,125       554,884        761,000
                                       ------------   -----------   ------------

Income (loss) before
  extraordinary item                      3,047,404      (783,100)    (5,894,462)
Extraordinary loss                                -             -     (2,891,250)
                                       ------------   -----------   ------------

    Net income (loss)                  $  3,047,404   $  (783,100)  $ (8,785,712)
                                       ------------   -----------   ------------
                                       ------------   -----------   ------------

Net loss attributable to
  common shareholders                  $   (687,730)  $(4,333,381)  $(12,310,993)
                                       ------------   -----------   ------------
                                       ------------   -----------   ------------

  Per common share:
   Loss before extraordinary
    item                               $      (0.15)  $     (0.73)  $      (1.09)
    Extraordinary loss                            -             -          (0.34)
                                       ------------   -----------   ------------

     Net loss                          $      (0.15)  $     (0.73)  $      (1.43)
                                       ------------   -----------   ------------
                                       ------------   -----------   ------------

Weighted average common
  shares outstanding                      4,497,758     5,920,294      8,611,606




                               See accompanying notes.

                           GRANITE BROADCASTING CORPORATION
                             CONSOLIDATED BALANCE SHEETS


                                                         December 31,
                                                 -----------------------------
                                                     1995             1996
                                                 ------------     ------------

    ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                      $     95,123     $    555,753
  Accounts receivable, less allowance for
   doubtful accounts ($505,759 in 1995 and
   $391,910 in 1996)                               26,186,579       27,057,451
  Film contract rights                              5,813,366        6,276,660
  Other current assets                              3,854,774        9,784,966
                                                 ------------     ------------
          TOTAL CURRENT ASSETS                     35,949,842       43,674,830

PROPERTY AND EQUIPMENT, NET                        32,132,126       33,562,019
FILM CONTRACT RIGHTS AND OTHER NONCURRENT ASSETS    3,725,612        4,284,578
DEFERRED FINANCING FEES, less accumulated
  amortization ($2,947,833 in 1995 and
  $4,049,724 in 1996)                              14,849,529       14,181,662
INTANGIBLE ASSETS, NET                            365,564,029      356,860,115
                                                 ------------     ------------
                                                 $452,221,138     $452,563,204
                                                 ------------     ------------
                                                 ------------     ------------

    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                               $   5,285,619    $  4,016,964
  Accrued interest                                   5,595,610       6,071,378
  Other accrued liabilities.                         3,500,066       4,497,534
  Film contract rights payable and other
    current liabilities                              6,946,068       9,578,365
                                                 ------------     ------------
    TOTAL CURRENT LIABILITIES                       21,327,363      24,164,241

LONG-TERM DEBT                                     341,000,000     351,560,900
FILM CONTRACT RIGHTS PAYABLE                         3,669,534       3,383,428
DEFERRED TAX LIABILITY AND OTHER
  NONCURRENT LIABILITIES                            31,869,240      31,102,272

COMMITMENTS

REDEEMABLE PREFERRED STOCK                          45,487,500      45,487,500

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock: 41,000,000 shares authorized
    consisting of 1,000,000 shares of Class A
    Common Stock, $.01 par value, and 40,000,000
    shares of Common Stock (Nonvoting), $.01 par
    value; 178,500 shares of Voting Common Stock
    and 8,499,716 shares of Common Stock
    (Nonvoting) (8,218,240 shares at December 31,
    1995) issued and outstanding                         83,967         86,782
  Additional paid-in capital                         46,864,202     45,547,145
  Accumulated deficit                               (36,590,198)   (45,375,910)
  Less:  Unearned compensation                       (1,490,470)    (2,506,279)
    Note receivable from officer                              -       (886,875)
                                                   ------------    ------------
         TOTAL STOCKHOLDERS' EQUITY (DEFICIT)         8,867,501     (3,135,137)
                                                   ------------    ------------
                                                   $452,221,138   $452,563,204
                                                   ------------   ------------
                                                   ------------   ------------

                               See accompanying notes.

                            GRANITE BROADCASTING CORPORATION
                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                        For the Years Ended December 31, 1994, 1995 and 1996



                 Class A     Common     Series B   Series C   Additional                                 Note           Total
                 Common      Stock     Preferred  Preferred    Paid-in    (Accumulated    Unearned     Receivable    Stockholders'
                  Stock   (Nonvoting)    Stock      Stock      Capital       Deficit)   Compensation  From Officer  Equity (Deficit)
                 -------  -----------  ---------  ---------  -----------  ------------  ------------  ------------  ----------------

Balance at
 December 31,
 1993             $1,785      $42,546   $ 5,006   $ 10,181   $51,362,550  $(38,854,502)  $ (493,000)    $       -      $12,074,566

Accretion of and
 dividends on
 Series A
 Redeemable
 Preferred Stock                                                 (91,895)                                                  (91,895)
Conversion of
 Redeemable
 Preferred
 Stock and
 Series B and
 Series C
 Preferred
 Stock into
 Common Stock
 (Nonvoting)                    1,080      (373)      (102)       59,359                                                    59,964
Dividend on
 Cumulative
 Convertible
 Exchangeable
 Preferred Stock
 and Adjustable
 Rate Preferred
 Stock                                                        (3,643,239)                                               (3,643,239)
Issuance of 34,000
 shares of Common
 Stock (Nonvoting)                340                               (340)                                                       --
Grant of Stock Award
 under Management
 Stock Plan                                                    1,002,000                 (1,002,000)
Stock expense
 related to
 Management
 Stock Plan                                                                                 281,896                        281,896
Net income                                                                   3,047,404                                   3,047,404
                 -------  -----------  --------   --------   -----------  ------------  -----------     ---------      -----------

Balance at
 December 31,
 1994              1,785       43,966     4,633     10,079    48,688,435   (35,807,098)  (1,213,104)           --       11,728,696
Accretion of
 and dividends
 on Series A
 Redeemable
 Preferred Stock                                                 (35,116)                                                  (35,116)
Conversion of
 Series A
 Redeemable
 Preferred
 Stock and
 Series B and
 C Preferred
 Stock into
 Common Stock
 (Nonvoting)                   36,069    (4,633)   (10,079)    1,200,518                                                 1,221,875
Dividend on
 Cumulative
 Convertible
 Exchangeable
 Preferred Stock
 and Adjustable
 Rate Preferred
 Stock                                                        (3,550,281)                                               (3,550,281)
Exercise of
 Stock Options                  1,574                             31,376                                                    32,950
Issuance of
 Common Stock
 (Nonvoting)                      573                               (573)                                                       --
Grant of Stock
 Award under
 Management
 Stock Plan                                                      640,750                  (640,750)                             --
Stock expense
 related to
 Management
 Stock Plan                                                     (110,907)                   363,384                        252,477
Net loss                                                                      (783,100)                                   (783,100)
                 -------  -----------  ---------  --------   -----------  ------------  -----------   -----------      -----------
Balance at
 December 31,
 1995              1,785       82,182         --        --    46,864,202   (36,590,198)  (1,490,470)           --        8,867,501

Dividend on
 Cumulative
 Convertible
 Exchangeable
 Preferred Stock                                              (3,525,281)                                               (3,525,281)
Exercise of
 Stock Options                  2,008                            888,805                                 (886,875)           3,938
Issuance of
 Common Stock
 (Nonvoting)                      807                               (807)                                                       --
Grant of Stock
 Award under
 Management
 Stock Plan                                                    1,511,628                  (1,511,628)                           --
Stock Expense
 Related to
 Management
 Stock Plan                                                     (191,402)                    495,819                       304,417
Net loss                                                                    (8,785,712)                                 (8,785,712)
                 -------  -----------  --------   --------   -----------  ------------  -----------     ---------      -----------
Balance at
 December 31,
 1996             $1,785      $84,997   $    --   $     --   $45,547,145  $(45,375,910)  $(2,506,279)   $(886,875)     $(3,135,137)
                 -------  -----------  --------   --------   -----------  ------------  -----------     ---------      -----------
                 -------  -----------  --------   --------   -----------  ------------  -----------     ---------      -----------

                               See accompanying notes.

                           GRANITE BROADCASTING CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS


                                         For the Years Ended December 31,
                                   --------------------------------------------
                                        1994            1995           1996
                                   ------------   -------------   -------------

Cash flows from operating
 activities:
 Net income (loss)                 $ 3,047,404    $    (783,100)  $  (8,785,712)
 Adjustments to reconcile net
  income (loss) to net cash
  provided by operating activities:
   Amortization of intangible
    assets and deferred financing
    fees                             4,714,721        9,329,444      11,823,775
   Extraordinary loss                        -                -       2,891,250
   Depreciation                      3,420,850        4,513,919       6,144,193
   Non-cash compensation expense       281,896          363,384         495,819
   Non-cash deferred income taxes            -        1,115,000         975,000
   Deferred income taxes                     -         (824,116)       (589,000)
   Equity in net (income) loss
    of investee                              -         (439,033)        995,019
Change in assets and liabilities
 net of effects from
 acquisitions of stations:
   Increase in accounts receivable  (1,499,860)      (7,528,139)       (870,872)
   Increase in accrued liabilities   1,496,559        2,307,778       1,473,236
   (Decrease) increase in accounts
    payable                           (420,205)       2,689,051      (1,268,655)
   Decrease (increase) in film
    contract rights and
    other noncurrent assets            640,968       (3,448,429)       (517,279)
   (Decrease) increase in film
    contract rights payable
    and other liabilities           (3,390,646)       3,222,796       1,193,223
   Increase in other assets         (2,484,068)      (1,712,859)       (668,776)
                                   ------------   -------------   -------------
Net cash provided by operating
 activities                          5,807,619        8,805,696       13,291,221
                                   ------------   -------------   -------------
Cash flows from investing
 activities:
  Deposit for station
   acquisition and other
   related costs                             -                -      (5,957,000)
  Investment in Datacast, LLC                -                -      (1,500,000)
  Payment for acquisitions of
   stations, net of cash acquired            -     (228,660,507)              -
  Capital expenditures              (2,627,793)      (7,682,188)     (6,938,477)
                                   ------------   -------------   -------------
    Net cash used in investing
     activities                     (2,627,793)    (236,342,695)    (14,395,477)
                                   ------------   -------------   -------------
Cash flows from financing
 activities:
  Proceeds from bank loan            1,500,000      174,250,000      34,000,000
  Retirement of senior
   subordinated notes                        -                -     (15,500,000)
  Proceeds from exercise
   of stock options                          -           32,950           3,938
  Repayment of bank borrowings      (1,250,000)    (107,500,000)   (117,500,000)
  Redemption of Adjustable Rate
   Preferred Stock                           -       (2,000,000)              -
  Payment of deferred financing
   fees                               (129,771)     (10,537,110)     (5,363,771)
  Proceeds from senior
   subordinated notes                        -      175,000,000     109,450,000
  Dividends paid                    (3,564,120)      (3,561,280)     (3,525,281)
  Other financing activities           663,894                -               -
                                   ------------   -------------   -------------
    Net cash provided by (used in)
     financing activities           (2,779,997)     225,684,560       1,564,886
                                   ------------   -------------   -------------
Net increase (decrease) in cash
 and cash equivalents                  399,829       (1,852,439)        460,630
Cash and cash equivalents,
 beginning of year                   1,547,733        1,947,562          95,123
                                   ------------   -------------   -------------
Cash and cash equivalents,
 end of year                       $ 1,947,562    $      95,123   $     555,753
                                   ------------   -------------   -------------
                                   ------------   -------------   -------------
Supplemental information:
  Cash paid for interest           $10,176,398    $  24,699,248   $  36,451,009
  Cash paid for income taxes           251,512          149,751         112,532
  Non-cash investing and
   financing activities:
  Non-cash capital expenditures        350,409          459,786         635,609


                               See accompanying notes.

                           GRANITE BROADCASTING CORPORATION

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 -- Summary of Significant Accounting Policies

   Financial statement presentation

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain amounts in the prior years have been reclassified to conform to the 1996 presentation. The Company accounts for its investment in Datacast, LLC under the equity method of accounting.

   Revenue recognition

    The Company recognizes revenue from the sale of advertising at the time the advertisements are aired.

   Intangibles

    Intangible assets at December 31 are summarized as follows:

                                          1995               1996
                                         -----              -----
    Goodwill                          $ 75,192,619      $ 76,202,853
    Network affiliations               247,941,641       247,941,641
    Broadcast licenses                  67,896,861        67,896,861
                                      ------------      ------------
                                       391,031,121       392,041,355
    Accumulated amortization           (25,467,092)      (35,181,240)
                                      ------------      ------------
                                      $365,564,029      $356,860,115
                                      ------------      ------------
                                      ------------      ------------
    The intangible assets are characterized as scarce assets with long and productive lives and are being amortized on a straight line basis over forty years.

    The Company continually reevaluates the propriety of the carrying amount of intangible assets as well as the related amortization period to determine whether current events and circumstances warrant adjustments to the carrying value and/or revised estimates of useful lives. This evaluation is based on the Company's projections of the undiscounted cash flows over the remaining lives of the amortization period of the related intangible asset. To the extent such projections indicate that the undiscounted cash flows are not expected to be adequate to recover the carrying amounts of intangible assets, such carrying amounts will be written down to their fair market value. At this time, the Company believes that no significant impairment of intangible assets has occurred and that no reduction of the estimated useful lives is warranted.

   Deferred financing fees

    The Company has incurred certain fees in connection with entering into a bank credit agreement, the sale of 12.75% Debentures (as defined), the sale of Cumulative Convertible Exchangeable Preferred Stock (as defined) the sale of 10 3/8% Notes (as defined) and the sale of 9 3/8% Notes (as defined). The deferred financing fees related to the bank credit agreement are being amortized over seven years, ten years for the 12.75% Debentures, the 10 3/8% Notes and the 9 3/8% Notes and twelve years for the Cumulative Convertible Exchangeable Preferred Stock.

                    GRANITE BROADCASTING CORPORATION

   Property and equipment

    Property and equipment are recorded at cost and depreciated on a straight-line basis over their estimated useful lives ranging from three to 32 years.

   Film contract rights

    Film contract rights are recorded as assets at gross value when the license period begins and the films are available for broadcasting, are amortized on an accelerated basis over the estimated usage of the films, and are classified as current or noncurrent on that basis. Film contract rights payable are classified as current or noncurrent in accordance with the payment terms of the various license agreements. Film contract rights are reflected in the consolidated balance sheet at the lower of unamortized cost or estimated net realizable value.

    At December 31, 1996, the obligation for programming that had not been recorded because the program rights were not available for broadcasting aggregated $16,965,469.

   Barter transactions

    Revenue from barter transactions is recognized when advertisements are broadcast and merchandise or services received are charged to expense when received or used.

   Use of estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

   Cash and cash equivalents

    Cash and cash equivalents include funds invested overnight in Eurodollar deposits.

   Net loss per common share

    Net loss per common share for each of the three years in the period ended December 31, 1996 is calculated by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. The inclusion of additional shares assuming the exercise of outstanding stock options and the conversion of convertible preferred stock would have been antidilutive in all three years.

                  GRANITE BROADCASTING CORPORATION

Note 2 -- Acquisitions

    On February 1, 1995, the Company acquired substantially all of the assets of KEYE-TV (formerly known as KBVO-TV), the CBS affiliate serving Austin, Texas from Austin Television for $54,000,000 in cash and the assumption of certain liabilities of KEYE-TV.

    On June 1, 1995, the Company acquired substantially all of the assets and certain liabilities of WWMT-TV, the CBS affiliate serving Grand Rapids, Michigan from Busse Broadcasting Corporation for $98,942,000 in cash (including $3,942,000 of working capital and other adjustments) and the assumption of certain liabilities of WWMT-TV.

    On June 29, 1995, the Company completed its acquisition of WKBW-TV, the ABC affiliate serving Buffalo, New York. The Company paid approximately $16,000,000 (including certain related expenses) for the equity interests it did not already own, assumed approximately $59,000,000 of debt and received working capital of approximately $6,760,000, of which $3,491,000 was cash.

    On January 31, 1997 the Company acquired substantially all the assets used in the operation of WXON-TV, the WB affiliate serving Detroit, Michigan for $175,000,000 in cash and the assumption of certain liabilities.

    The following table summarizes the unaudited consolidated pro forma results of operations for the years ended December 31, 1995 and 1996 assuming the acquisition of WXON-TV, KEYE-TV, WWMT-TV and WKBW-TV had occurred as of January 1, 1995:

                                                 1995           1996
                                                ------         ------
    Net revenue                             $145,532,000   $147,231,000
    Station operating expenses                74,398,000     78,577,000
    Income (loss) before extraordinary item
      in 1996                                  5,187,000     (1,544,000)
    Loss before extraordinary item per
      common share                          $      (2.95)  $      (2.81)

   Time brokerage agreement

    The Company operates WLAJ-TV, the ABC affiliate serving Lansing, Michigan, pursuant to a time brokerage agreement. The terms of the agreement require the Company to pay a monthly fee in exchange for the right to provide station programming and sell related advertising time. The fee is expensed as incurred. The agreement terminates if the Company exercises its option to acquire WLAJ-TV. The agreement to acquire substantially all of the assets used in the operation of WLAJ-TV is for $19,400,000 in cash and the assumption of certain liabilities. The Company classifies the fee as interest expense to the extent interest is imputed based on the purchase price of the station. In connection with this agreement, the Company agreed to provide a loan guarantee of up to $12,000,000 in favor of the owner of WLAJ-TV. The guarantee is collateralized by all of the assets of WLAJ-TV.

                  GRANITE BROADCASTING CORPORATION

Note 3-- Property and Equipment

    The major classifications of property and equipment are as follows:

                                                              December 31,
                                                             -------------
                                                         1995           1996
                                                        ------         -----
    Land                                            $  2,527,708   $  2,527,708
    Buildings and improvements. .                     14,729,378     16,607,496
    Furniture and fixtures .                           4,380,475      5,691,019
    Technical equipment and other                     27,711,903     31,924,360
                                                    ------------   ------------
                                                      49,349,464     56,750,583
    Less:  Accumulated depreciation. .                17,217,338     23,188,564
                                                    ------------   ------------
    Net property and equipment. .                   $ 32,132,126   $ 33,562,019
                                                    ------------   ------------
                                                    ------------   ------------
Note 4 -- Other Accrued Liabilities

    Other accrued liabilities are summarized below:

                                                              December 31,
                                                             -------------
                                                         1995           1996
                                                        ------         -----
    Compensation and benefits . .                    $ 2,001,193    $ 2,367,808
    Other . .                                          1,498,873      2,129,726
                                                    ------------   ------------
    Total . .                                        $ 3,500,066    $ 4,497,534
                                                    ------------   ------------
                                                    ------------   ------------


Note 5 -- Other Current Assets

    Other current assets are summarized below:

                                                              December 31,
                                                             -------------
                                                         1995           1996
                                                        -----          ------
    Barter and other receivables                     $ 2,542,824    $ 2,400,386
    Escrow deposit related to station
      acquisition and other related costs                 --          5,957,000
    Other . .                                          1,311,950      1,427,580
                                                    ------------   ------------
    Total . .                                        $ 3,854,774    $ 9,784,966
                                                    ------------   ------------
                                                    ------------   ------------

                  GRANITE BROADCASTING CORPORATION

Note 6 -- Long-term Debt

    The carrying amounts and fair values of the Company's long-term debt at December 31, are as follows:


                                        December 31, 1995                December 31, 1996
                                        -----------------                -----------------
                                 Carrying Amount    Fair Value   Carrying Amount     Fair Value
                                 ---------------   ------------   ---------------   ------------

    Senior Bank Debt                $106,000,000   $106,000,000    $22,500,000       $22,500,000
    9 3/8% Senior Subordinated Notes,
      net of unamortized discount              -              -     96,060,900        94,087,500
    10 3/8% Senior Subordinated
      Notes                          175,000,000    180,278,000    173,000,000       178,622,500
    12.75% Senior Subordinated
      Notes                           60,000,000     65,559,600     60,000,000        65,625,000
                                 ---------------   ------------   ---------------   -------------

    Total                           $341,000,000   $351,837,600   $351,560,900      $360,835,000
                                 ---------------   ------------   ---------------   -------------
                                 ---------------   ------------   ---------------   -------------


    The fair value of the Company's Senior Subordinated Notes is estimated based on quoted market prices. The carrying amount of the Company's borrowings under its credit facility approximates fair value.

   Senior bank debt

    The Company's existing bank credit agreement was amended and restated on February 1, 1995 (as amended and restated the "Amended and Restated Credit Agreement") to permit term borrowings of up to $100,000,000 plus a revolving working capital facility permitting borrowings of up to $15,000,000. The Amended and Restated Credit Agreement was amended and restated on May 19, 1995 (as amended and restated the "Second Amended and Restated Credit Agreement") to permit term borrowings of up to $102,000,000 plus a revolving working capital facility permitting borrowings of up to $60,000,000.
Proceeds from the incremental borrowings under the Second Amended and Restated Credit Agreement along with the proceeds from the sale of $175,000,000 principal amount of the Company's 10 3/8% Senior Subordinated Notes due May 15, 2005 (the "10 3/8% Notes") were used to fund the acquisition of WWMT-TV and WKBW-TV and to pay fees and expenses incurred in connection with the offering of the 10 3/8% Notes and the Second Amended and Restated Credit Agreement.

    The Second Amended and Restated Credit Agreement was further amended and restated on September 4, 1996 (as amended and restated the "Third Amended and Restated Credit Agreement") to create a reducing revolving credit facility of up to $200,000,000 and permits borrowings of up to $300,000,000 in the aggregate. The proceeds from this facility are available for acquisitions and for general working capital purposes as defined in the agreement.

    Outstanding principal balances under the Third Amended and Restated Credit Agreement bear interest at floating rates equal to LIBOR (the "LIBOR Rate") plus marginal rates between 1.125% and 2.375% or the prime rate plus marginal rates between 0.0% and 1.125%. The LIBOR Rate was 5.6875% plus a marginal rate of 2.375% at December 31, 1996. The LIBOR Rate was 5.75% - 5.938% plus a marginal rate of 2.50% at December 31, 1995. The marginal rate is subject to change based upon changes in the ratio of outstanding principal balances to operating cash flow. The principal amount of the revolving loans are subject to reduction in installments commencing December 31, 1998 through December 31, 2003, when the final payment is due.

                  GRANITE BROADCASTING CORPORATION

Note 6 -- Long-term Debt -- (Continued)

    The Third Amended and Restated Credit Agreement is secured by substantially all of the assets of the Company, as well as a pledge of all issued and outstanding shares of capital stock of the Company's present and future subsidiaries and guaranteed by all present and future subsidiaries of the Company. The Third Amended and Restated Credit Agreement requires the Company to maintain compliance with certain financial ratios. Other provisions place limitations on the incurrence of additional debt, payments for capital expenditures, prepayment of subordinated debt, merger or consolidation with or acquisition of another entity, the declaration or payment of cash dividends other than on the Cumulative Convertible Exchangeable Preferred Stock and other transactions by the Company.

   Senior Subordinated Debentures

    The Company has outstanding $60,000,000 aggregate principal amount of its 12.75% Senior Subordinated Debentures (the "12.75% Debentures") due September 1, 2002.

    The 12.75% Debentures are redeemable after September 1, 1997, at the option of the Company, in whole or in part from time to time, at certain prices declining annually to 100% of the principal amount on or after September 1, 1999, plus accrued interest. The Company is required to offer to repurchase all outstanding 12.75% Debentures at 101% of the principal amount plus accrued interest in the event of a Change of Control (as defined in the Indenture governing the 12.75% Debentures).

    The 12.75% Debentures are subordinated in right of payment to the Third Amended and Restated Credit Agreement and to future Senior Debt (as defined in the Indenture governing the 12.75% Debentures) and rank pari passu with all senior subordinated debt and senior to all subordinated debt of the Company. The Indenture governing the 12.75% Debentures contains certain covenants that, among other things, limit the ability of the Company and its subsidiaries to incur debt, pay cash dividends on or repurchase capital stock, enter into agreements prohibiting the creation of liens or restricting the ability of a subsidiary to pay money or transfer assets to the Company, enter into certain transactions with their affiliates, dispose of certain assets and engage in mergers and consolidations.

   Senior Subordinated Notes

    The Company issued $175,000,000 aggregate principal amount of its 10 3/8% Senior Subordinated Notes (the "10 3/8% Notes") due May 15, 2005. On May 6, 1996, the Company purchased $2,000,000 face amount of its 10 3/8% Notes at a discount and recognized an extraordinary loss, after the write-off of a portion of related deferred financing fees, of $44,150.

    The 10 3/8% Notes will be redeemable in the event that on or before May 15, 1998 the Company receives net proceeds from the sale of its Capital Stock (other than Disqualified Stock (each as defined in the Indenture governing the 10 3/8% Notes)), in which case the Company may, at its option and from time to time, use all or a portion of any such net proceeds to redeem certain amounts of the 10 3/8% Notes with certain limitations. In addition, the 10 3/8% Notes are redeemable at any time on or after May 15, 2000, at the option of the Company, in whole or in part from time to time, at certain prices declining annually to 100% of the principal amount on or after May 15, 2002, plus accrued interest. The Company is required to offer to purchase all outstanding 10 3/8% Notes

                  GRANITE BROADCASTING CORPORATION
at 101% of the principal amount plus accrued interest in the event of a Change of Control (as defined in the Indenture governing the 10 3/8% Notes).

    The 10 3/8% Notes are subordinated in right of payment to the Third Amended and Restated Credit Agreement and to future Senior Debt (as defined in the Indenture governing the 10 3/8% Notes) and rank pari passu with all senior subordinated debt and senior to all subordinated debt of the Company. The Indenture governing the 10 3/8% Notes contains certain covenants that, among other things, limit the ability of the Company and its subsidiaries to incur debt, pay cash dividends on or repurchase capital stock, enter into agreements prohibiting the creation of liens or restricting the ability of a subsidiary to pay money or transfer assets to the Company, enter into certain transactions with their affiliates, dispose of certain assets and engage in mergers and consolidations.

    On February 22, 1996, the Company completed an offering of $110,000,000 principal amount of its 9 3/8% Senior Subordinated Notes (the "9 3/8% Notes") due December 1, 2005. Proceeds from the sale of the 9 3/8% Notes were used to repay all outstanding term loan and revolving credit borrowings under the Company's then existing bank credit agreement and for general working capital purposes. In connection with the repayment of the term loan, the Company incurred an extraordinary loss on the early extinguishment of debt of $3,510,152 related to the write-off of deferred financing fees.

    The 9 3/8% Notes will be redeemable in the event that on or before February 22, 1999 the Company receives proceeds from any sale of its Capital Stock (other than Disqualified Stock) in one or more offerings, in which case the Company may, at its option and from time to time, use all or a portion of any such net proceeds within 75 days of receipt to redeem certain amounts of the 9 3/8% Notes with certain limitations. In addition, the 9 3/8% Notes are redeemable at any time on or after December 1, 2000, at the option of the Company, in whole or in part, at certain prices declining annually to 100% of the principal amount on or after December 1, 2002, plus accrued interest.
The Company is required to offer to purchase all outstanding 9 3/8% Notes at 101% of the principal amount plus accrued interest in the event of a Change of Control (as defined in the Indenture governing the 9 3/8% Notes).

    The 9 3/8% Notes are subordinate in right of payment to all existing and future Senior Debt (as defined in the Indenture) and rank pari passu with all senior subordinated debt and senior to all subordinated debt. The provisions of the Indenture contains certain covenants that, among other things, limit the ability of the Company and its subsidiaries to incur debt, make certain restricted payments, enter into certain transactions with their affiliates, dispose of certain assets, incur liens securing subordinated debt of the Company, engage in mergers and consolidations and restrict the ability of the subsidiaries of the Company to make distributions and transfers to the Company.

    On June 19, 1996, the Company purchased $13,500,000 face amount of its 9 3/8% Notes at a discount and recognized an extraordinary gain, after the write-off of a portion of related deferred financing fees, of $663,052.

    There are no scheduled principal maturities on all long-term debt for the five years subsequent to December 31, 1996.

                         GRANITE BROADCASTING CORPORATION

Note 7 -- Commitments

    Future minimum lease payments under long-term operating leases as of December 31, 1996 are as follows:

    1997                                             $  839,000
    1998                                                699,000
    1999                                                598,000
    2000                                                411,000
    2001                                                295,000
    2002 and thereafter                               2,402,000
                                                     ----------
                                                     $5,244,000
                                                     ----------
                                                     ----------

    Rent expense, including escalation charges, was $116,000, $559,000 and $929,000 for the years ended December 31, 1994, 1995 and 1996, respectively.


Note 8 -- Redeemable Preferred Stock

   Series A Preferred Stock

    The Company authorized 100,000 shares of its Series A Convertible Preferred Stock ("Series A Stock"), par value $.01 per share, which were issued at an aggregate price of $1,210,000. All outstanding shares of the Series A Stock were converted into shares of the Company's Common Stock (Nonvoting), par value $.01 per share (the "Common Stock (Nonvoting)") in August 1995. Prior to conversion, dividends accrued on the Series A Stock at an annual rate of $.40 per share which accumulated, without interest, if unpaid. Accrued but unpaid dividends on the Series A Stock totaled $262,844 at December 31, 1995 and 1996. Accrued dividends are due and payable on the later of December 31, 1999 or the date on which such dividends may be paid under the Company's debt instruments.

   Cumulative Convertible Exchangeable Preferred Stock

    The Company has authorized 3,000,000 shares of its Cumulative Convertible Exchangeable Preferred Stock (the "Cumulative Convertible Exchangeable Preferred Stock"), par value $.01 per share, of which 1,520,000 shares were issued on December 23, 1993 at a price of $25.00 per share. The Company also issued on December 23, 1993 300,000 shares of its Cumulative Convertible Exchangeable Preferred Stock valued at $7,500,000 as consideration for acquiring certain outstanding securities of Queen City III Limited Partnership, the ultimate parent of WKBW-TV. Holders of the Cumulative Convertible Exchangeable Preferred Stock are entitled to receive cash dividends at an annual rate of $1.9375 per share, payable quarterly on each March 15, June 15, September 15 and December 15 in each year, when, as and if declared by the Company's Board of Directors. Dividends on the Cumulative Convertible Exchangeable Preferred Stock are cumulative and accrue without interest, if unpaid.

    Each share of Cumulative Convertible Exchangeable Preferred Stock is convertible, at the option of the holder, into shares of Common Stock (Nonvoting). The Cumulative Convertible Exchangeable Preferred Stock is convertible into Common Stock (Nonvoting) on a 5 for 1 share basis. The current conversion price of the Cumulative Convertible Exchangeable Preferred Stock is $5.00 per share, subject to adjustment upon the occurrence of certain events. The Cumulative Convertible Exchangeable Preferred Stock is entitled to a preference of $25.00

                         GRANITE BROADCASTING CORPORATION
per share plus accrued and unpaid dividends in the event of liquidation, dissolution or winding up of the Company ($45,487,500 liquidation value at December 31, 1996). The Company is required, to the extent permitted by loan agreements or indentures to which the Company is then a party, the obligations of which are senior in priority to the Cumulative Convertible Exchangeable Preferred Stock, to redeem the Cumulative Convertible Exchangeable Preferred Stock at a price of $25.00 per share plus accrued and unpaid dividends on December 15, 2005.

    The Cumulative Convertible Exchangeable Preferred Stock is exchangeable in whole, but not in part, at the option of the Company, for the Company's 7.75% Junior Subordinated Convertible Exchange Debentures (the "Exchange Debentures") on any dividend payment date beginning on December 15, 1995 at the rate of $25.00 principal amount of Exchange Debentures for each share of Cumulative Convertible Exchangeable Preferred Stock outstanding at the time of the exchange. The Company may only effect such exchange if accrued and unpaid dividends on the Cumulative Convertible Exchangeable Preferred Stock have been paid in full.

    In January 1997, the Company authorized 400,000 shares of its 12-3/4% Cumulative Exchangeable Preferred Stock (the "New Preferred Stock"), par value $.01 per share. In connection with the Company's acquisition of WXON-TV, 150,000 shares of the New Preferred Stock were issued in January 1997 at a price of $1,000 per share. Holders of the New Preferred Stock are entitled to receive dividends at an annual rate of 12-3/4% per share payable semi-annually on April 1 and October 1 of each year. The Company may elect to pay dividends prior to April 1, 2002 in additional shares of New Preferred Stock. Dividends on the New Preferred Stock are cumulative and accrue without interest, if unpaid.

    The New Preferred Stock is entitled to a preference of $1,000 per share initially, plus accumulated and unpaid dividends in the event of liquidation or winding up of the Company. The Company is required, subject to certain conditions, to redeem all of the New Preferred Stock outstanding on April 1, 2009, at a redemption price equal to 100% of the then effective liquidation preference thereof, plus, without duplication, accumulated and unpaid dividends to the date of redemption.

    Subject to certain conditions, each share of the New Preferred Stock is exchangeable, in whole or in part, at the option of the Company, for the Company's 12-3/4% Exchange Debentures (the "New Exchange Debentures") on any scheduled dividend payment date at the rate of $1,000 principal amount of New Exchange Debentures for each share of New Preferred Stock outstanding at the time of the exchange.


Note 9 -- Stockholders' Equity

   Stock option plans

    The Company has a stock option plan (the "Stock Option Plan") for officers, directors and certain key employees. On July 25, 1995, the Stock Option Plan was amended to increase the shares of Common Stock (Nonvoting) subject to options available for grant to 2,000,000 from 800,000. Options may be granted under the Stock Option Plan at an exercise price (for tax-qualified incentive stock options) of not less than 100% of the fair market value of the Common Stock (Nonvoting) on the date the option is granted, or 110% of such fair market value for option recipients who hold 10% or more of the Company's voting stock. The exercise price for non-

                         GRANITE BROADCASTING CORPORATION
qualified stock options may be less than, equal to or greater than the fair market value of the Common Stock (Nonvoting) on the date the option is granted. Options are normally exercisable at a rate of 20% per year beginning on the date of grant (or the next preceding January 1) and expire ten years after the date of grant, except for incentive stock options granted to recipients who also own 10% or more of the Company's voting stock. At December 31, 1994, 1995 and 1996, 204,700, 467,850 and 521,000, respectively, options were exercisable.

    On March 1, 1994, the Company adopted a Director Stock Option Plan (the "Director Option Plan") providing for the grant, from time to time, of non-qualified stock options to non-employee directors of the Company to purchase an aggregate of 300,000 shares of Common Stock (Nonvoting). As of December 31, 1995 and 1996, options granted under the Director Option Plan were outstanding for the purchase of 101,700 and 97,200 shares of Common Stock (Nonvoting), respectively. Under the Director Option Plan as amended in 1995, at the end of the current triennial option period and each third anniversary thereafter all directors will automatically receive an option to purchase 18,000 shares of Common Stock (Nonvoting) ("Automatic Director Service Awards") as compensation for attendance at each regular quarterly meeting ("Regular Quarterly Meeting") during the triennial option period subsequent to the grant in lieu of cash compensation. In addition, under the Director Option Plan, directors receive options ("Automatic Committee Awards") for service on certain of the committees of the Board of Directors (each a "Committee"). Options become exercisable one year (or immediately in the case of Automatic Director Service Awards, or Automatic Committee Awards granted after February 27, 1997) from the date of attendance by a director at a Regular Quarterly Meeting or a Committee meeting, as applicable.

    The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("FAS 123"). Accordingly, no compensation expense has been recognized for the stock option plans. For purposes of FAS 123 pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period, therefore, the impact on pro forma net loss in 1995 and 1996 may not be representative of the impact in future years.
The Company's pro forma information for years ended December 31, follows:

                                            1995           1996
                                          --------      ----------

    Pro forma net loss                    $969,498      $9,473,649
    Pro forma loss per share:
      Primary                               $(0.76)         $(1.51)
      Fully diluted                         $(0.76)         $(1.51)

    The fair value for each option grant was estimated at the date of grant using a binomial option pricing model with the following weighted-average assumptions for the various grants made during 1995 and 1996: risk-free interest rate of 5.77% and 5.92%; no dividend yield; expected volatility of 25%; and expected lives of two to three years.

    The binomial option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price
volatility.   The Company's employee stock options have characteristics
significantly different from those of traded options and changes in the subjective input assumptions can materially affect the fair value estimate.

                         GRANITE BROADCASTING CORPORATION

                                                        1995                               1996
                                          -------------------------------     ------------------------------
                                                         Weighted-Average                   Weighted-Average
                                            Options       Exercise Price       Options       Exercise Price
                                          ---------      ----------------     ---------     ----------------

Outstanding at beginning of year            714,850          $4.05            1,048,950          $5.22
Granted                                     348,400           7.57            1,029,000          14.19
Exercised                                    (7,400)          4.25             (200,750)          4.44
Forfeited                                    (6,900)          4.87               (4,500)          7.10
                                          ---------                           ---------
Outstanding at end of year                1,048,950           5.22            1,872,700          10.22
                                          ---------                           ---------
                                          ---------                           ---------
Exercisable at end of year                  480,350           4.24              573,200           5.27
Weighted-average fair value of
  options granted during the year             $1.86                               $5.23


    Exercise prices for options outstanding as of December 31, 1996 ranged from $3 to $16.

    Management Stock Plan

    In April 1993, the Company adopted a Management Stock Plan providing for the grant from time to time of awards denominated in shares of Common Stock (Nonvoting) (the "Bonus Shares") to salaried executive employees of the Company. The Company has set aside a reserve of 750,000 shares of Common Stock (Nonvoting) for grant under the Management Stock Plan. As of December 31, 1996, a total of 610,875 Bonus Shares have been allocated pursuant to the Management Stock Plan.

    The total number of common shares outstanding at December 31, 1996 assuming conversion of all outstanding convertible preferred stock and exercise of all outstanding stock options is as follows:

    Class A Common Stock                            178,500
    Common Stock (Nonvoting)                      8,499,716
    Conversion of Cumulative Convertible
      Exchangeable Preferred Stock                9,097,500
    Stock option plans.                           1,872,700
                                                 ----------
                                                 19,648,416
                                                 ----------
                                                 ----------

Note 10 -- Income Taxes

    The Company files a consolidated federal income tax return for its entities with the exception of the subsidiary that holds the investment in WKBW-TV. For all periods presented, the Company provides for income taxes as required under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Under SFAS No. 109, the Company records income taxes using a liability approach for financial accounting and reporting which results in the recognition and measurement of deferred tax assets based on the likelihood of realization of tax benefits in future years.

                         GRANITE BROADCASTING CORPORATION

    The provision for income taxes for the years ended December 31 consists of the following:

                                       1994          1995        1996
                                     ---------     --------    --------
    Current taxes:
       Federal                       $ 100,000     $   -       $   -
       State                           416,125      264,000     375,000
                                     ---------     --------    --------
                                       516,125      264,000     375,000

    Deferred taxes:
       Federal                        (101,000)     154,400     285,700
       State                            35,000      136,484     100,300
                                     ---------     --------    --------
                                       (66,000)     290,884     386,000
                                     ---------     --------    --------
    Provision for income taxes       $ 450,125     $554,884    $761,000
                                     ---------     --------    --------
                                     ---------     --------    --------

    The provision for income taxes for the years ended December 31, 1995 and 1996 is comprised of a non-cash provision for income taxes, relating to WKBW-TV of $1,100,000 and $975,000, respectively, partially offset by the deferred tax benefit recorded on companies included in the Granite Broadcasting Corporation U.S. consolidated income tax return. Also included are the provisions for state and local taxes.

    During 1995, the Company utilized approximately $2,800,000 of net operating loss carryforwards relating to WKBW-TV to eliminate its income tax liability. This tax benefit of approximately $1,100,000 reduced goodwill. The Company has remaining net operating loss carryforwards relating to WKBW-TV of approximately $19,000,000, which expire no sooner than December 31, 2004. The net operating loss carryforwards are restricted to offsetting future years' U.S. federal income tax liabilities of that subsidiary. If realized, the benefit will be used to further reduce goodwill.

    The provision for income taxes for the year ended December 31, 1994 includes a provision for federal alternative minimum tax and state and local taxes.

                         GRANITE BROADCASTING CORPORATION

    Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the Company's deferred tax asset and liability as of December 31 are as follows:

                                                                       December 31,
                                                                ------------------------------
                                                                   1995              1996
                                                                -----------       -----------

    Deferred tax liability from excess carrying value
      of non-goodwill intangible assets over tax basis          $31,245,043       $39,648,565
    Deferred tax assets:
      Net operating loss carryforward                            15,168,786        24,293,786
      Other                                                         400,134           304,862
                                                                -----------       -----------
    Total deferred tax assets                                    15,568,920        24,598,648
    Valuation allowance                                          (6,542,673)       (7,554,878)
                                                                -----------       -----------
    Net deferred tax assets                                       9,026,247        17,043,770
                                                                -----------       -----------
    Net deferred tax liability                                  $22,218,796        $22,604,795
                                                                -----------       -----------
                                                                -----------       -----------

    The difference between the U.S. federal statutory tax rate and the Company's effective tax rate for the years ended December 31 is as follows:

                                                  1994      1995      1996
                                                 ------    ------    ------

    U.S. statutory rate                           35.0%     (35.0%)   (35.0%)
    Nondeductible amortization                     7.4      201.4      22.2
    State and local taxes                         10.0      160.8      9.3
    Alternative minimum tax                        2.9        -          -
    Increase (decrease) in valuation allowance    (42.4)    (84.1)     18.3
                                                  -----     -----     -----
    Effective tax rate                             12.9%    243.1%     14.8%
                                                  -----     -----     -----
                                                  -----     -----     -----
    At December 31, 1996, the Company had a net operating loss carryforward for federal tax purposes of approximately $49,000,000 which will expire no sooner than December 31, 2004. The future utilization of the net operating losses may be subject to limitation under Section 382 of the Internal Revenue Code. This possible limitation has been reflected in the valuation allowance. The Company has provided a valuation allowance against a portion of the net deferred tax asset as the past history of the Company makes realization of taxable income uncertain. During 1994, 1995 and 1996, the change in valuation allowance relates to the utilization of or increase in net operating loss carryforwards.

                         GRANITE BROADCASTING CORPORATION

Note 11 -- Defined Contribution Plan

    The Company has a trusteed profit sharing and savings plan (the "Plan") covering substantially all of its employees. Contributions by the Company to the Plan are based on a percentage of the amount of employee contributions to the Plan and are made at the discretion of the Board of Directors. Company contributions, which are funded quarterly, amounted to $237,000, $499,000 and $642,000 for the years ended December 31, 1994, 1995 and 1996, respectively.

Note 12 -- Related Party

    The Company paid a company, as to which a director of Granite was the Chairman and Chief Executive Officer until August 19, 1994, $518,257 for the year ended December 31, 1994, relating to services rendered as the exclusive representative and sales agent for three of the stations' national broadcasting revenue.

    In 1995, the Company lent two of its officers an aggregate of $570,000 to pay certain personal taxes. The terms of the loans provide for an annual interest rate of 9% payable semi-annually on December 29 and June 29 of each year, with all principal and remaining interest due on December 29, 2004.

    In 1996, the Company lent one of its officers $886,875 to pay the exercise price incurred in connection with exercising options and $409,000 to pay related personal income taxes. The loans are term loans which provide for an annual interest rate of 8%, payable annually on April 23 and December 31, respectively, of each year, with all principal and remaining interest due on April 23 and December 31, 2001, respectively. The amount of the loan made in connection with exercising options is shown in the balance sheet at December 31, 1996 as a reduction to stockholders' equity.

Note 13 -- Price Range of Common Stock (Nonvoting) and
           Cumulative Convertible Exchangeable Preferred Stock (unaudited)

    The Company's Common Stock (Nonvoting) is traded in the over-the-counter market and is quoted on the Nasdaq National Market under the symbol "GBTVK". The following table sets forth the market price ranges per share of Common Stock (Nonvoting) during 1995 and 1996, as reported by Nasdaq:

    1995                          High          Low
    ----                         ------        ------
    First Quarter                $7-3/8        $6-1/8
    Second Quarter                8-3/8         6-3/4
    Third Quarter                13-1/4         7-1/2
    Fourth Quarter               11-3/4         8-5/8

    1996
    ----
    First Quarter                $12-1/8       $9-1/4
    Second Quarter                13-1/2       11-1/4
    Third Quarter                 15           11-1/2
    Fourth Quarter                14            9-7/8

                         GRANITE BROADCASTING CORPORATION

Note 13 -- Price Range of Common Stock (Nonvoting) and
           Cumulative Convertible Exchangeable Preferred
           Stock (unaudited) -- (Continued)

    As of March 3, 1997, the closing price per share for the Company's Common Stock (Nonvoting), as reported by Nasdaq was $9-5/8 per share.

    The Cumulative Convertible Exchangeable Preferred Stock is traded over-the-counter and is quoted on the Nasdaq National Market under the symbol "GBTVP". The following table sets forth the market price ranges per share of Cumulative Convertible Exchangeable Preferred Stock during 1995 and 1996, as reported by Nasdaq:

    1995                         High           Low
    ----                        -------       -------
    First Quarter               $40-3/8       $34
    Second Quarter               45            38-1/4
    Third Quarter                67-1/2        43-1/2
    Fourth Quarter               58-3/8        48

    1996
    ----
    First Quarter               $61-7/8        $48-1/8
    Second Quarter               68-5/8         60
    Third Quarter                75-1/2         60
    Fourth Quarter               75-1/2         50

    As of March 3, 1997, the closing price for the Company's Cumulative Convertible Exchangeable Preferred Stock, as reported by Nasdaq, was $50-5/8 per share.

                                                        SCHEDULE II
                                              GRANITE BROADCASTING CORPORATION
                                             VALUATION AND QUALIFYING ACCOUNTS


                                               Balance at       Acquired          Amount charged                    Balance
       Allowance for                            beginning      allowance for         to costs         Amount        at end
     Doubtful Accounts                           of year     doubtful accounts     and expenses    written off(1)   of year
     -----------------                         ----------    -----------------    --------------    ------------    --------
For the year ended December 31, 1994 . . .     $ 227,365        $     --            $ 347,382        $  318,920     $ 255,827

For the year ended December 31, 1995 . . .       255,827           229,171            402,619           381,858       505,759

For the year ended December 31, 1996 . . .       505,759              --              212,665           326,514       391,910


-------------
1   Net of recoveries.

Item 9. Changes and Disagreements With Accountants on Accounting and Financial Disclosure

         None.

                                   PART III


Item 10.  Directors and Executive Officers of the Registrant

    The following table sets forth information concerning the executive officers and directors of the Company as of February 1, 1997:


    Name                                 Age               Position
    ----                                 ---               --------
W. Don Cornwell(1) . . . . . . . . . .   49        Chairman of the Board, Chief Executive Officer
                                                    and Director
Stuart J. Beck(1). . . . . . . . . . .   50        President, Treasurer, Secretary and Director
Robert E. Selwyn, Jr.  . . . . . . . .   54        Chief Operating Officer
Lawrence I. Wills. . . . . . . . . . .   36        Vice President-Finance and Controller
Ellen McClain. . . . . . . . . . . . .   32        Vice President-Corporate Development and Treasurer
James L. Greenwald(2). . . . . . . . .   69        Director
Vickee Jordan Adams. . . . . . . . . .   37        Director
Martin F. Beck(2). . . . . . . . . . .   79        Director
Edward Dugger, III(2). . . . . . . . .   47        Director
Thomas R. Settle(1)(3) . . . . . . . .   55        Director
Charles J. Hamilton, Jr.(3). . . . . .   49        Director
Mikael Salovaara . . . . . . . . . . .   43        Director


------------
(1) Member of the Stock Option Committee.
(2) Member of the Audit Committee.
(3) Member of the Compensation Committee and Management Stock Plan Committee.


    Mr. Cornwell is a founder of the Company and has been Chairman of the Board of Directors and Chief Executive Officer of the Company since February 1988. Mr. Cornwell served as President of the Company, which office then included the duties of chief executive officer, until September 1991 when he was elected to the newly-created office of Chief Executive Officer. Prior to founding the Company, Mr. Cornwell served as a Vice President in the Investment Banking Division of Goldman, Sachs & Co. ("Goldman Sachs") from May 1976 to July 1988. In addition, Mr. Cornwell was the Chief Operating Officer of the Corporate Finance Department of Goldman Sachs from January 1980 to August 1987. Mr. Cornwell is a director of Melville Corporation, Hershey Trust Company, the Milton S. Hershey School, Pfizer, Inc., CVS Corporation and Utendahl Capital Partners. Mr. Cornwell received a Bachelor of Arts degree from Occidental College in 1969 and a Masters degree in Business Administration from Harvard Business School in 1971.

    Mr. Stuart Beck is a founder of the Company and has been a member of the Board of Directors and Secretary of the Company since February 1988 and President of the Company since September 1991. Prior to founding the Company, Mr. Beck was an attorney in private practice of law in New York, New York and Washington, DC. Mr. Beck is a member of the Board of American Women in Radio and Television Society. Mr. Beck received a Bachelor of Arts degree from Harvard College in 1968 and a Juris Doctor degree from Yale Law School in 1971. Mr. Beck is the son of Martin F. Beck.

    Mr. Selwyn has been Chief Operating Officer of the Company since September 19, 1996. Prior to joining the Company, Mr. Selwyn was employed by New World Communications, Inc. from May 1993 to June 1996 serving as Chairman and Chief Executive Officer of the New World Television Station Group. Mr. Selwyn received a bachelor of science degree from the University of Tennessee in 1968. From 1990 until 1993, Mr. Selwyn was the President of Broadcasting for SCI Television, Inc. Mr. Selwyn was an officer of SCI Television, Inc. at the time that company filed a petition under Federal bankruptcy laws.

    Mr. Wills has been Vice President-Finance and Controller of the Company since June 25, 1990. Prior to joining the Company, Mr. Wills was employed by Ernst & Young LLP from July 1982 to May 1990 in various capacities, the most recent of which was as audit manager responsible for managing and supervising audit engagements. Mr. Wills is a director of the Broadcast Cable Financial Management Association. Mr. Wills received a bachelors degree in Business Administration from Iona College in 1982.

    Ms. McClain has been Vice President - Corporate Development and Treasurer of the Company since January 1994. Prior to joining Granite, Ms. McClain attended Harvard Business School, where she received a Masters degree in Business Administration in June 1993. From 1990 to 1991, Ms. McClain was an Assistant Vice President with Canadian Imperial Bank of Commerce, where she served as a lender in the Bank's Media Group and from 1986 to 1990 was employed by Bank of New England, N.A. in various capacities including a lender in the Communications Group. Ms. McClain is a director of the National Association of Black Broadcasters. Ms. McClain received a Bachelor of Arts Degree in Economics from Brown University in 1986.

    Mr. Greenwald has been a member of the Board of Directors of the Company since December 1988. Mr. Greenwald was the Chairman and Chief Executive Officer of Katz Communications, Inc. from May 1975 to August 1994 and has been Chairman Emeritus since August 1994. Mr. Greenwald has served as President of the Station Representatives Association and the International Radio and Television Society and Vice President of the Broadcast Pioneers. Mr. Greenwald received a Bachelor of Arts degree from Columbia University in 1949 and an Honorary Doctorate Degree in Commercial Science from St. Johns University in 1980.

    Ms. Adams has been a member of the Board of Directors of the Company since August 1988. Ms. Adams has been Vice President, Director of Communications Training with Ketchum P.R., a New York City-based public relations firm, since October 1992. From February 1990 to September 1992, Ms. Adams was Vice President, Manager Communications Training with Burson-Marsteller, a New York City-based public relations firm. From December 1983 to February 1990, Ms. Adams served in various capacities in Burson-Marsteller's Communications Training section. Ms. Adams is an Advisory Council Member of the New York Zoological Society and a member of the PENN Club Board of Governors. She has also served on the Board of the NOW Legal Defense and Education Fund since 1988. Ms. Adams received a Bachelor of Arts degree from the University of Pennsylvania in 1981.

    Mr. Martin Beck has been a member of the Board of Directors of the Company since December 1988. Mr. Beck has served as Chairman of Beck-Ross Communications, Inc., a New York-based group owner of FM radio stations, from June 1966 until April 1995, at which time he retired. Mr. Beck has served as President of the New York State Broadcasters Association, the Long Island Broadcasters Association and the National Association of Broadcasters Radio Board. Mr. Beck is a director of Tribune Swab Fox Companies, Inc. Mr. Beck received a Bachelor of Arts degree from Cornell University in 1938. Mr. Beck is the father of Stuart J. Beck.

    Mr. Dugger has been a member of the Board of Directors of the Company since December 1988. Mr. Dugger has been President and Chief Executive Officer of UNC Ventures, Inc., a Boston-based venture capital firm, since January 1978. Mr. Dugger is a director of the Federal Reserve Bank of Boston, Envirotest Systems Corporation and U.S. Radio, Inc. Mr. Dugger received a Bachelor of Arts degree from Harvard College in 1971 and a Masters degree in Public Administration and Urban Planning from Princeton University in 1973. In 1988, prior to the investment in the Company by UNC Ventures, Inc. and UNC
Ventures II, L.P. (the "UNC Entities"), an agreement was entered into between Mr. Cornwell, Mr. Stuart Beck and the UNC Entities pursuant to which
Mr. Dugger was to become a member of the Company's Board of Directors and be assured of remaining on the Board until the earlier to occur of certain events, including the effectiveness of a registration statement covering any securities of the Company. This event occurred on January 13, 1992 when the Company's registration statement for the initial public offering of the Common Stock (Nonvoting) was declared effective by the Securities and Exchange Commission.

    Mr. Hamilton has been a member of the Board of Directors of the Company since July 1992. Mr. Hamilton has been a partner in the New York law firm of Battle Fowler since 1983. Mr. Hamilton received a Bachelor of Arts degree from Harvard College in 1969 and a Juris Doctor degree from Harvard Law School in 1975. Mr. Hamilton is a trustee of the National Urban League, Inc. and the Environmental Defense Fund. Mr. Hamilton is a member of the Board of Directors of the Phoenix House Foundation, Inc. He is a member of the Committee on Policy for Racial Justice of the Joint Center for Political and Economic Studies, Inc. in Washington, DC and is Chairman of the Board of Directors of the Higher Education Extension Service.

    Mr. Settle has been a member of the Board of Directors of the Company since July 1992. Mr. Settle founded and has been the President of The Winchester Group, Inc., an investment advisory firm, since 1990. Mr. Settle was the chief investment officer at Bernhard Management Corporation from 1985 to 1989. He was a Managing Director of Furman Selz Capital Management from 1979 until 1985. Mr. Settle received a Bachelor of Arts Degree from Muskingum College in 1963 and a Masters degree in Business Administration from Wharton Graduate School in 1965.

    Mr. Salovaara has been a member of the Board of Directors since March 1994. Mr. Salovaara had been a General Partner of Greycliff Partners, an investment advisory firm, from 1991 until 1994 and a Limited Partner of the Blackstone Group from 1994 until 1996. Mr. Salovaara worked at Goldman, Sachs & Co. from 1980 to 1991 where he was a General Partner from 1988 to 1991. Mr. Salovaara is a trustee of Playwrights Horizons in New York City and Wooster College and a visitor and governor of St. John's College. Mr. Salovaara is a director of Hadco Corporation and a director of Circuit City Stores, Inc. Mr. Salovaara received a Bachelor of Arts degree from Dartmouth College in 1974, a Juris Doctor degree and Masters degree in Business Administration from the University of Virginia in 1980 and a Masters of Arts degree from Cambridge University in 1986.

    All members of the Board of Directors hold office until the next annual meeting of shareholders of the Company or until their successors are duly elected and qualified. All officers are elected annually and serve at the discretion of the Board of Directors.

    Members of the Board of Directors were entitled to receive a fee of $2,500 for each Board of Directors meeting attended in person that was held prior to February 25, 1997. Pursuant to and in accordance with the terms and conditions of the Company's Director Stock Option Plan (the "Director Option Plan"), however, once every three years, each director was permitted to elect (a "Triennial Election") to receive options to purchase shares of the Company's Common Stock (Nonvoting) ("Options"), in lieu of cash compensation, for attendance at regularly scheduled quarterly meetings of the Board ("Regular Quarterly Meetings") during the three years subsequent to the Triennial Election or until their earlier termination (the "Triennial Option Period").
At the end of the last Triennial Option Period, February 25, 1997, however, all directors automatically received (and will receive on each third year anniversary thereafter), an option to purchase 18,000 shares of Common Stock (Nonvoting) ("Automatic Director Service Awards") as compensation for attendance at Regular Quarterly Meetings during the Triennial Option Period subsequent to the grant, in lieu of cash compensation. Directors elected or appointed during the Triennial Option Period receive Options, in lieu of cash compensation, for the remaining portion of the Triennial Option Period.

    During the Triennial Option Period, Options to purchase shares of Common Stock (Nonvoting) become exercisable one year (or immediately in the case of Automatic Director Service Awards) from the date of attendance by a director at a Regular Quarterly Meeting in the following amounts: (i) 1,500 shares for attendance in person; or (ii) 500 shares for attendance by telephonic means. The exercise price of all Options is the fair market value of the Common Stock (Nonvoting) on the date of grant. The following directors elected to receive Options, in lieu of cash compensation, for the recently completed, Triennial Option Period: James L. Greenwald, Vickee Jordan

Adams, Martin F. Beck, Thomas R. Settle, Charles J. Hamilton, Jr. and Mikael Salovaara. See "Executive Compensation -- Director Stock Option Plan."

    In addition, under the Director Option Plan, directors receive Options ("Automatic Committee Awards") to purchase shares of Common Stock (Nonvoting) for service on certain of the committees of the Board of Directors (each a "Committee"). Automatic Committee Awards to purchase 1,500 shares of Common Stock (Nonvoting) become exercisable one year (or immediately for Automatic Committee Awards to be granted after February 27, 1997) from the date of attendance, in person, at each regularly scheduled Committee meeting.

    Directors are separately reimbursed by the Company for their travel expenses incurred in attending Board or committee meetings.

    Section 16(a) Beneficial Ownership Reporting Compliance

    Each director and officer of the Company who is subject to Section 16 of the Securities Exchange Act of 1934, as amended, is required to report to the Securities and Exchange Commission, by a specified date, his or her beneficial ownership of, or certain transactions in, the Company's securities. Except as noted below, based solely upon a review of such reports, the Company believes that all filing requirements under Section 16 were complied with on a timely basis.

    In August 1996, new rules under Section 16, among other things, necessitated the reporting of settlement of units such as those under the Company's Management Stock Plan in the next month, rather than on a deferred basis as previously permitted. In January, 1997 Messrs. Cornwell, Stuart Beck and Wills and Ms. McClain did not report one such settlement each on a Form 4. Mr. Dugger III did not report, on a timely basis, five transactions on four Form 4s, and Mr. Martin Beck did not report, on a timely basis, one transaction on one Form 4. In addition, Mr. Selwyn did not file a Form 3 on a timely basis, and did not report, on a timely basis, one and five transactions on a Form 4 and 5, respectively. All of the reports referred to above have been filed.

Item 11.  Executive Compensation

    The following table sets forth the cash compensation paid by the Company to its Chief Executive Officer and each of its most highly compensated executive officers whose total cash compensation exceeded $100,000 during the fiscal year ended December 31, 1996, for each of the three years in the period ended December 31, 1996:


                                                    Summary Compensation Table

                                                                         Long-Term Compensation
                                     Annual Compensation                        Awards
                               ------------------------------------      ----------------------
                                                                          Restricted                      All Other
   Name and                                                                  Stock        Options/      Compensation
  Principal Position           Year      Salary ($)       Bonus ($)         Awards        SARs (#)          ($)(1)
--------------------           ----     -----------      ----------       ----------      --------      -------------
W. Don Cornwell                1996      $483,000        $  -             $       -        484,000         $  4,750
Chief Executive                1995       460,000         46,000                  -        165,000            4,620
 Officer                       1994       270,000           -                     -              -            3,000

Stuart J. Beck                 1996       483,000           -                     -        395,000            4,750
President                      1995       460,000         46,000                  -        135,000            4,620
                               1994       267,000           -                     -              -            2,000

Robert E. Selwyn, Jr.          1996       102,083(2)        -               373,140(3)     150,000                -
Chief Operating                1995          -              -                     -           -                   -
 Officer                       1994           -             -                     -           -                   -

Lawrence I. Wills              1996       125,000           -               150,438(4)        -               3,125
Vice President -               1995       115,000         28,000                  -           -               2,875
 Finance and                   1994       105,000         25,000             70,000(5)        -               2,100
 Controller

Ellen McClain                  1996       125,000           -               155,625(6)        -               3,125
Vice President - Corporate     1995        85,000         45,000             41,438(7)        -               2,125
 Development and Treasurer     1994        68,000         17,000             30,000(8)        -                   -


-----------

(1) Represents matching Company contributions under the Company's Employees' Profit Sharing and Savings (401(k)) Plan.

(2) Represents salary received from September 19, 1996, Mr. Selwyn's date of hire. Mr Selwyn's annual salary under his employment contract with the Company is $350,000.

(3) Represents the market value on the date of award of 30,000 Bonus Shares (as defined) awarded under the Company's Management Stock Plan on October 22, 1996. 10,000 shares vest on December 31, 1997 and each anniversary thereof through December 31, 1999. Shares of Common Stock (Nonvoting) subject to an Award of Bonus Shares are not deemed issued and outstanding until such Bonus Shares vest, and no shareholder rights, including the right to receive dividends, if any, will arise with respect thereto until the Bonus Shares vest.

(4) Represents the market value on the date of award of 14,500 Bonus Shares awarded under the Company's Management Stock Plan on July 25, 1996. On December 31, 1996, 1,500 Bonus Shares vested. An additional 1,500 Bonus Shares will vest on December 31, 1997 and 1998 and 5,000 Bonus Shares will vest

                                     -50
    on each of December 31, 1999 and 2000. Shares of Common Stock (Nonvoting) subject to an Award of Bonus Shares are not deemed issued and outstanding until such Bonus Shares vest, and no shareholder rights, including the right to receive dividends, if any, will arise with respect thereto until such Bonus Shares vest.

(5) Represents the market value on the date of award of 17,500 Bonus Shares awarded under the Company's Management Stock Plan on March 15, 1994. On each of December 31, 1994, 1995 and 1996, 3,500 Bonus Shares vested. An additional 3,500 Bonus Shares will vest on December 31, 1997 and December 31, 1998. Shares of Common Stock (Nonvoting) subject to an Award of Bonus Shares are not deemed issued and outstanding until such Bonus Shares vest, and no shareholder rights, including the right to receive dividends, if any, will arise with respect thereto until such Bonus Shares vest.

(6) Represents the market value on the date of award of 15,000 Bonus Shares awarded under the Company's Management Stock Plan on July 25, 1996. On December 31, 1996, 2,500 Bonus Shares vested. An additional 2,500 Bonus Shares will vest on December 31, 1997 and each anniversary thereof through December 31, 1999 and 5,000 Bonus Shares will vest on December 31, 2000. Shares of Common Stock (Nonvoting) subject to an Award of Bonus Shares are not deemed issued and outstanding until such Bonus Shares vest, and no shareholder rights, including the right to receive dividends, if any, will arise with respect thereto until such Bonus Shares vest.

(7) Represents the market value on the date of award of 6,500 Bonus Shares awarded under the Company's Management Stock Plan on July 1, 1995. On each of December 31, 1995 and 1996, 1,500 Bonus Shares vested. An additional 1,500 Bonus Shares will vest on December 31, 1997 and December 31, 1998 and 2,500 Bonus Shares will vest on December 31, 1999. Shares of Common Stock (Nonvoting) subject to an Award of Bonus Shares are not deemed issued and outstanding until such Bonus Shares vest, and no shareholder rights, including the right to receive dividends, if any, will arise with respect thereto until such Bonus Shares vest.

(8) Represents the market value on the date of award of 7,500 Bonus Shares awarded under the Company's Management Stock Plan on March 15, 1994. On each of December 31, 1994 and 1995, 1,500 Bonus Shares vested. An additional 1,500 Bonus Shares will vest on December 31, 1996 and each anniversary thereof through December 31, 1998. Shares of Common Stock (Nonvoting) subject to an Award of Bonus Shares are not deemed issued and outstanding until such Bonus Shares vest, and no shareholder rights, including the right to receive dividends, if any, will arise with respect thereto until the Bonus Shares vest.

   Employment Agreements and Compensation Arrangements

    Mr. Cornwell and Mr. Stuart Beck each have an employment agreement with the Company. The agreements provide for a two year employment term which is automatically renewed for subsequent two year terms unless advance notice of nonrenewal is given (the current term under such agreements, which were renewed in 1995, expires September 19, 1997). The base salary determined by the Compensation Committee of the Board of Directors was $460,000 for 1995 and $483,000 for 1996. The agreements stipulate that Mr. Cornwell and Mr. Beck will devote their full time and efforts to the Company and will not engage in any business activities outside the scope of their employment with the Company unless approved by a majority of the Company's independent directors. Under the agreements, Mr. Cornwell and Mr. Beck are permitted to exchange any or all of their shares of Voting Common Stock for shares of Common Stock (Nonvoting), provided that such exchange does not jeopardize the Company's status as a minority-controlled entity under FCC regulations and that, after such exchange is effected, there will continue to be shares of voting stock of the Company outstanding. In addition to the compensation set forth in the employment agreements, Mr. Cornwell and Mr. Beck are eligible to receive incentive bonus payments under the Company's incentive bonus plan and stock options under certain of the Company's stock option plans. See "--Stock Option Plan," "--Management Stock Plan" and "--Target Cash Flow Stock Option Plan."

    In November 1990, the Compensation Committee of the Board of Directors established each of Mr. Cornwell's and Mr. Stuart Beck's base compensation for fiscal 1991 at $210,000. In order for the Company to remain in compliance with one of its covenants under the loan agreement relating to its then existing bank debt, in 1991 Mr. Cornwell adjusted his base salary down to $20,730. In 1992, the Board of Directors of the Company adopted a resolution providing that Mr. Cornwell's salary adjustment in 1991 did not vitiate Mr. Cornwell's right to the remainder of his base compensation in subsequent years. In connection therewith, Mr. Cornwell received supplemental payments in 1992, 1993 and 1994 totaling $33,000, $72,000 and $3,000, respectively.

    Mr. Selwyn has an employment agreement with the Company. The current employment term expires January 31, 2000, which term may be extended by mutual written agreement of the parties. The annual base salary determined by the Compensation Committee of the Board of Directors is $350,000 for 1996 and 1997. The agreement stipulates that Mr. Selwyn will devote his full time and effort to the Company and will not engage in any business activities outside of the scope of his employment with the Company other than permitted thereunder. In addition to his base salary, Mr. Selwyn is eligible to receive shares of the Company's Common Stock (Nonvoting) under the Management Stock Plan, has been granted options to purchase shares of Common Stock (Nonvoting) under the Stock Option Plan and is eligible to participate in the Company's Employee Stock Purchase Plan. See"--Employee Stock Purchase Plan," "--Stock Option Plan" and "--Management Stock Plan."

    Under an employment arrangement with the Company, Mr. Wills is eligible to receive an annual cash bonus based upon the Company's financial performance during that year, such bonus to be determined by Messrs. Cornwell and Beck. Mr. Wills's 1996 base salary was fixed at $125,000.

    Under an employment arrangement with the Company, Ms. McClain is eligible to receive an annual cash bonus based upon the Company's financial performance during that year, such bonus to be determined by Messrs. Cornwell and Beck. Ms. McClain's 1996 base salary was fixed at $125,000.

   401(k) Profit Sharing and Savings Plan

    Effective January 1990, the Company adopted the Granite Broadcasting Corporation Employees' Profit Sharing and Savings (401(k)) Plan for the purpose of providing retirement benefits for substantially all of its employees. Contributions to the Plan are made by both the employee and the Company. The Company matches 50% of that part of an employee's deferred compensation which does not exceed 5% of such employee's salary. Company-matched contributions vest at a rate of 20% for each year of an employee's service to the Company.

    A contribution to the Plan of $642,000 was charged to expense for 1996.

   Employee Stock Purchase Plan

    On February 28, 1995, the Company adopted the Granite Broadcasting Corporation Employee Stock Purchase Plan (the "Stock Purchase Plan") for the purpose of enabling its employees to acquire ownership of Common Stock (Nonvoting) at a discount, thereby providing an additional incentive to promote the growth and profitability of the Company. The Stock Purchase Plan enables employees of the Company to purchase up to an aggregate of 1,000,000 shares of Common Stock (Nonvoting) at 85% of the then current market price through application of regularly made payroll deductions. The Stock Purchase Plan is administered by a Committee consisting of not less than two directors who are ineligible to participate in the Stock Purchase Plan. The members of the Committee are currently Mr. Cornwell and Mr. Stuart J. Beck. At the discretion of the Committee, purchases under the Stock Purchase Plan may be effected through issuance of authorized but previously unissued shares, treasury shares or through open market purchases. The Committee has engaged a brokerage company to administer the day-to-day functions of the Stock Purchase Plan. Purchases under the Stock Purchase Plan commenced on June 1, 1995.

   Stock Option Plan

    In April 1990, the Company adopted a Stock Option Plan (the "Stock Option Plan") providing for the grant, from time to time, of Options to key employees, officers and directors of the Company or its affiliates (collectively, the "Participating Persons") to purchase shares of Common Stock (Nonvoting). On April 25, 1995, 165,000 Options were granted to Mr. Cornwell and 135,000 Options were granted to Mr. Stuart Beck. On July 25, 1995, the Plan was amended to increase the shares of Common Stock (Nonvoting) subject to Options available for grant under the Plan to 2,000,000 from 800,000. On April 23, 1996, 166,000 Options were granted to Mr. Cornwell and 135,000 Options were granted to Mr. Stuart Beck. On April 25, 1996, 318,000 Options were granted to Mr. Cornwell and 260,000 Options were granted to Mr. Stuart Beck. On September 19, 1996, 150,000 Options were granted to Mr. Selwyn. As of December 31, 1996, Options granted under the Plan were outstanding for the purchase of 1,775,500 shares of Common Stock (Nonvoting).

    The Stock Option Plan provides for the grant of (i) Options intended to qualify as Incentive Stock Options ("ISOs") as defined in Section 422 of the Code, to certain key employees of the Company or its affiliates (including employees who are officers or directors, but excluding directors who are not employees) who have substantial responsibility in the direction and management of the Company or an affiliate ("Key Employees") and (ii) Options which do not qualify as ISOs ("NQSOs") to Key Employees and other officers and directors of the Company or its affiliates who have substantial responsibility in the direction and management of the Company or an affiliate. No Participating Person may be granted ISOs which, when first exercisable in any calendar year (combined with all incentive stock option plans of the Company and its affiliates) will permit such person to purchase stock of the Company having an aggregate fair market value (determined as of the time the ISO was granted) of more than $100,000.

    The Stock Option Plan is administered by a committee consisting of not less than three members of the Board of Directors appointed by the Board. Subject to the provisions of the Stock Option Plan, the committee is empowered to, among other things, grant Options under the Stock Option Plan; determine which employees may be granted Options under the Stock Option Plan, the type of Option granted (ISO or NQSO), the number of shares subject to each Option, the time or times at which Options may be granted and exercised and the exercise price thereof; construe and interpret the Stock Option Plan; determine the terms of any option agreement pursuant to which Options are granted (an "Option Agreement"), and amend any Option Agreement with the consent of the recipient of Options (the "Optionee"). Notwithstanding the foregoing, grants under the Stock Option Plan to officers of the Company and holders of 10% or more of the Voting Common Stock are made by the disinterested members of the Board of Directors of the Company. The Board of Directors may amend or terminate the Stock Option Plan at any time, except that approval of the holders of a majority of the outstanding Voting Common Stock of the Company is required for amendments which decrease the minimum option price for ISOs, extend the term of the Stock Option Plan beyond 10 years or the maximum term of the Options granted beyond 10 years, withdraw the administration of the Stock Option Plan from the committee, change the class of eligible employees, officers or directors or increase the aggregate number of shares which may be issued pursuant to the provisions of the Stock Option Plan. Notwithstanding the foregoing, the Board of Directors may, without the need for shareholder approval, amend the Stock Option Plan in any respect to qualify ISOs as Incentive Stock Options under Section 422 of the Code.

    Options granted to each of Mr. Cornwell and Mr. Stuart Beck in 1996 vest as follows: (i) approximately 6% of the Options granted on April 23, 1996 became exercisable on December 1, 1996 and the remainder become exercisable in varying percentages on various dates from April 23, 1997 through April 23, 2001; (ii) 50% of the Options granted on April 25, 1996 become exercisable on October 23, 1997 and the remaining 50% of such Options become exercisable on April 23, 1998. Approximately 5% of the Options granted to Mr. Selwyn in 1996 became exercisable on December 30, 1996, and the remaining options become exercisable in varying percentages from December 31, 1997 through January 1, 2000.

    The exercise price per share for all ISOs may not be less than 100% of the fair market value of a share of Common Stock (Nonvoting) on the date on which the Option is granted (or 110% of the fair market value on the date of grant of an ISO if the Optionee owns more than 10% of the total combined voting power of all classes of voting stock of the Company or any of its affiliates (a "10% Holder")). The exercise price per share for NQSOs may be less than, equal to or greater than the fair market value of a share of Common Stock (Nonvoting) on the date such NQSO is granted. Options are not assignable or transferable other than by will or the laws of descent and distribution.

    Unless sooner terminated by the Board of Directors, the Stock Option Plan will terminate on April 1, 2000, 10 years after its effective date. Unless otherwise specifically provided in an Optionee's Option Agreement, each Option granted under the Stock Option Plan expires no later than 10 years after the date such Option is granted (5 years for ISO's granted to 10% Holders). Options may be exercised only during the period that the original Optionee has a relationship with the Company which confers eligibility to be granted Options and (i) for a period of 30 days after termination of such relationship, (ii) for a period of 3 months after retirement by the Optionee with the consent of the Company, or (iii) for a period of 12 months after the death or disability of the Optionee.

   Management Stock Plan

    In April 1993, the Company adopted a Management Stock Plan (the "Management Stock Plan") providing for the grant from time to time of awards denominated in shares of Common Stock (Nonvoting) (the "Bonus Shares") to all salaried executive employees of the Company. The purpose of the Management Stock Plan is to keep senior executives in the employ of the Company and to compensate such executives for their contributions to the growth and profits of the Company and its subsidiaries. The Company has set aside a reserve of 750,000 shares of Common Stock (Nonvoting) for grant under the Management Stock Plan (which reserve may be adjusted from time to time). All salaried executive employees (including officers and directors, except for persons serving as directors only) are eligible to receive a grant under the Management Stock Plan. The Management Stock Plan is administered by a committee appointed by the Board of Directors which consists of not less than two members of the Board of Directors (the "Management Stock Plan Committee"). Pursuant to Board resolution, the members of the Compensation Committee constitute the members of the Management Stock Plan Committee. The Management Stock Plan Committee, from time to time, selects eligible employees to receive a discretionary bonus of Bonus Shares based upon such employee's position, responsibilities, contributions and value to the Company and such other factors as the Management Stock Plan Committee deems appropriate. The Management Stock Plan Committee has discretion to determine the date on which the Bonus Shares allocated to an employee will be issued to such employee. The Management Stock Plan Committee may, in its sole discretion, determine what part of an award of Bonus Shares is paid in cash and what part of an award is paid in the form of Common Stock (Nonvoting). Any cash payment will be made to such employee as of the date the corresponding Bonus Shares would otherwise be issued to such employee and shall be in an amount equal to the fair market value of such Bonus Shares on that date.

    As of December 31, 1996, the Company has allocated a total of 610,870 Bonus Shares pursuant to the Management Stock Plan, 310,175 of which had vested through December 31, 1996. Each allocation provides for the vesting of a percentage of the award on each December 31 after the date of the allocation.

   Target Cash Flow Option Plan

    On October 31, 1988, the Company entered into a Target Cash Flow Option Plan and Agreement (the "Target Cash Flow Option Plan") with W. Don Cornwell and Stuart J. Beck (collectively, the "Recipients"). The Target Cash Flow Option Plan granted to the Recipients non-qualified options ("Options") to purchase an aggregate of not more than 150,000 shares of Common Stock (Nonvoting) at an exercise price of $.01 per share. The Options vested and became exercisable upon certain cash flow targets being met by the Company during each fiscal year through 1992. Options have vested for the purchase of 150,000 shares of Common Stock (Nonvoting), and on April 19, 1995, were exercised as follows: Mr. Cornwell: 82,500; Mr. Beck: 67,500.

 Director Stock Option Plan

    On March 1, 1994, the Company adopted a Director Stock Option Plan (the "Director Option Plan") providing for the grant, from time to time, of Options to non-employee directors of the Company ("Director Participants") to purchase Common Stock (Nonvoting). The number of shares of Common Stock (Nonvoting) allocated for grant under the Director Option Plan is 300,000.
As of December 31, 1996, Options granted under the Director Option Plan were outstanding for the purchase of 97,200 shares of Common Stock (Nonvoting).

    The Director Option Plan provides for the grant of NQSOs to Director Participants. Under the Plan, once every three years, each director was permitted to make an irrevocable Triennial Election to receive Options, in lieu of cash compensation, for attendance in person at each Regular Quarterly Meeting during the Triennial Option Period covered by such election. On February 25, 1995, the end of the last Triennial Option Period however, all directors automatically received (and each third year anniversary thereafter will receive) an option to purchase 18,000 shares of Common Stock (Nonvoting) as compensation for attendance at Regular Quarterly Meetings during the Triennial Option Period subsequent to the grant in lieu of cash compensation.
 Directors elected or appointed during the course of a Triennial Option Period receive Options, in lieu of a cash compensation, for the remaining portion of such Triennial Option Period. In addition, under the Director Option Plan, directors receive Automatic Committee Awards for each Committee of the Board of Directors on which they serve.

    During the Triennial Option Period, Options to purchase shares of Common Stock (Nonvoting) become exercisable one year (or immediately in the case of Automatic Director Service Awards) from the date of attendance by director at a Regular Quarterly Meeting in the following amounts: (i) 1,500 shares for attendance in person; or (ii) 500 shares for attendance by telephonic means. Automatic Awards to purchase 1,500 shares of Common Stock (Nonvoting) become exercisable one year (or immediately for Automatic Awards granted on or after February 25, 1997) from the date of attendance in person at each regularly scheduled Committee meeting. The exercise price per share of all Options is the fair market value on the date of grant.

    The following table sets forth information with respect to Options granted to the executive officers of the Company during 1996.

                        Option/SAR Grants in Last Fiscal Year

                                                                                           Potential Realizable Value
                                                                                           at assumed Annual Rates of
                                                                                            Stock Price Appreciation
                              Individual Grants                                                for Option Term
                     -------------------------------------------------------------------    -------------------------
                                          % of Total
                                          Options/SARs
                                           Granted to         Exercise or
                     Options/SARs         Employees in        Base Price       Expiration
   Name              Granted (#)          Fiscal Year        ($ Per Share)        Date         5% ($)     10% ($)
--------------       -----------         -------------       --------------    ----------   ----------    ---------
W. Don Cornwell        122,000               57.3%              $11.250         4/25/2005   $2,129,198   $3,236,283
                        44,000               50.0%               12.375         4/23/2001      694,935      876,923
                       318,000               55.0%               16.000        10/23/1998    5,748,048    6,456,971

Stuart J. Beck          91,000               42.7%               11.250         4/25/2005    1,588,172    2,413,949
                        44,000               50.0%               12.375         4/23/2001      694,935      876,923
                       260,000               45.0%               16.000        10/23/1998    4,699,661    5,279,284

Robert E. Selwyn, Jr.  150,000              100.0%               12.438         9/19/2001    2,381,159    3,004,729


    The following table sets forth, as of December 31, 1996, the number of options and the value of unexercised options held by the Company's executive officers who held options as of that date, and the options exercised and the consideration received therefor by such persons during fiscal 1996.

                       Aggregated Option/SAR Exercises
                           In Last Fiscal Year And
                          FY-End Option/SAR Values

                                                            Number of              Value of Unexercised
                                                       Unexercised Options         in-the-Money Options
                                                       at December 31, 1996        at December 31, 1996
                                                     -------------------------    -------------------------
                   Shares Acquired       Value
    Name             on Exercise        Realized     Exercisable/Unexercisable    Exercisable/Unexercisable
-------------      ---------------      --------     -------------------------    -------------------------

W. Don Cornwell        200,000         $1,363,125         156,300/612,700              $860,688/$652,438

Stuart J. Beck            -                -              293,800/498,700              1,720,875/533,813

Robert E. Selwyn, Jr.     -                -               8,000/142,000                       -/-

Lawrence I. Wills         -                -                 3,750/-                         20,156/-

Ellen McClain             -                -                    -/-                            -/-


   Compensation Committee Interlocks and Insider Participation

    During 1996, Thomas R. Settle and Charles J. Hamilton, Jr. served as members of the Compensation Committee of the Board of Directors of the Company.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

    The following table sets forth certain information, as of February 1, 1997, regarding beneficial ownership of the Company's Voting Common Stock by each shareholder who is known by the Company to own beneficially more than 5% of the outstanding Voting Common Stock, each director, each executive officer and all directors and officers as a group, and beneficial ownership of: (i) the Company's Common Stock (Nonvoting) (assuming conversion of all preferred stock and exercise of all options for the purchase of Common Stock (Nonvoting), which conversion or exercise is at the option of the holder within sixty (60) days); and (ii) the Company's Cumulative Convertible Exchangeable Preferred Stock, by each director, each executive officer and all directors and officers as a group. The Company also has 150,000 shares of its 12 3/4% Cumulative Exchangeable Preferred Stock outstanding, none of which are owned by any officers or directors of the Company. Except as set forth in the footnotes to the table, each shareholder listed below has informed the Company that such shareholder has (i) sole voting and investment power with respect to such shareholder's shares of stock, except to the extent that authority is shared by spouses under applicable law and (ii) record and beneficial ownership with respect to such shareholder's shares of stock.

                                                                                                Cumulative Convertible
                                                                                                      Exchangeable
                         Voting Common Stock        Common Stock (Nonvoting)                        Preferred Stock
                         ------------------- ------------------------------------------------   --------------------------
                                Shares                                                                   Shares
                         Beneficially Owned                            Percent of Shares           Beneficially Owned
                         ------------------    Number of Shares        Beneficially Owned       --------------------------
                         Number     Percent   Beneficially Owned  Actual(1)   Fully Diluted(2)   Number       Percent
                         ------     -------   ------------------- ---------   ----------------   ------       -------

W. Don Cornwell          98,250      55.0%      589,950 (3)         6.7%          3.2%             9,750       *

Stuart J. Beck           80,250      45.0%      495,962 (4)         5.6%          2.7%            10,000       *

Robert E. Selwyn, Jr.                            19,047 (5)          *             *                --         *

Lawrence I. Wills                                11,035 (6)          *             *                --         *

Ellen McClain                                     6,087              *             *                --         *

Martin F. Beck                                   87,314 (7)         1.0%           *               3,950       *

James L. Greenwald                               92,927 (8)         1.1%           *               1,000       *

Vickee Jordan Adams                                6,537(9)          *             *                 --        *

Edward Dugger III                                    -               *             *                 --        *

Thomas R. Settle                                 64,312(10)          *             *               3,000       *

Charles J.
  Hamilton, Jr.                                   9,950(11)          *             *                 --        *

Mikael Salovaara                                107,150(12)         1.2%           *              13,950       *

All directors and
 officers as a
 group(12)              178,500     100.0%    1,489,571            16.0%          8.1%            41,650      2.3


------------
*   Less than 1%.

(1) Actual percentage figures assume the conversion of such shareholder's preferred stock into Common Stock (Nonvoting) and the exercise of options for the purchase of Common Stock (Nonvoting) held by such shareholder, which conversion or exercise is at the option of the holder within sixty
      (60) days.

(2) Fully diluted percentage figures assume conversion of all outstanding shares of preferred stock into Common Stock (Nonvoting), and exercise of all options for the purchase of Common Stock (Nonvoting), which are convertible or exercisable at the option of the holder within sixty (60) days.

(3) Includes 156,300 shares issuable upon exercise of options granted to Mr. Cornwell under the Stock Option Plan which are exercisable at the option of the holder within sixty (60) days, 48,750 shares issuable upon the conversion of 9,750 shares of Cumulative Convertible Exchangeable Preferred Stock which are convertible at the option of the holder within sixty (60) days, and a total of 3,900 shares held by Mr. Cornwell's immediate family. Mr. Cornwell disclaims beneficial ownership with respect to such 3,900 shares. The business address of Mr. Cornwell is Granite Broadcasting Corporation, 767 Third Avenue, 34th Floor, New York, New York, 10017.

(4) Includes 293,800 shares issuable upon exercise of options granted to Stuart J. Beck under the Stock Option Plan which are exercisable at the option of the holder within sixty (60) days, and 50,000 shares issuable upon the conversion of 10,000 shares of Cumulative Convertible Exchangeable Preferred Stock which are convertible at the option of the holder wihin sixty (60) days. The business address of Mr. Stuart Beck is Granite Broadcasting Corporation, 767 Third Avenue, 34th Floor, New York, New York, 10017.

(5) Includes 8,000 shares issuable upon exercise of options to Mr. Selwyn under the Stock Option Plan which are exercisable at the option of the holder within sixty (60) days.

(6) Includes 3,750 shares issuable upon the exercise of options granted to Mr. Wills under the Stock Option Plan which are exercisable at the option of the holder within sixty (60) days.

(7) Includes 19,750 shares issuable upon the conversion of 3,950 shares (including 450 shares of such stock held by Mr. Beck's wife) of Cumulative Convertible Exchangeable Preferred Stock which are convertible at the option of the holder within sixty (60) days, 6,000 shares held by Mr. Beck's wife, and 9,700 shares issuable upon exercise of options granted under the Directors' Stock Option Plan which are exercisable at the option of the holder within sixty (60) days. Mr. Beck disclaims beneficial ownership with respect to shares held by his spouse.

(8) Includes 5,000 shares issuable upon the conversion of 1,000 shares of Cumulative Convertible Exchangeable Preferred Stock which are convertible at the option of the holder within sixty (60) days and 12,400 shares issuable upon exercise of options granted under the Directors' Stock Option Plan which are exercisable at the option of the holder within sixty (60) days.

(9) Includes 4,200 shares issuable upon the exercise of Options granted under the Directors' Stock Option Plan which are exercisable at the option of the holder within sixty (60) days.

(10) Includes 15,000 shares issuable upon the conversion of 3,000 shares of Cumulative Convertible Exchangeable Preferred Stock which are convertible at the option of the holder within sixty (60) days, 4,500 shares held by Mr. Settle's wife as custodian for his children, and 10,800 shares issuable upon exercise of options granted under the Directors' Stock Option Plan which are exercisable at the option of the holder within sixty (60) days. Mr. Settle disclaims beneficial ownership with respect to the shares held by his spouse as custodian for his children.

(11) Includes 9,700 shares issuable upon exercise of options granted under the Directors' Stock Option Plan, which are exercisable at the option of the holder within sixty (60) days.

(12) Includes: (i) 3,500 shares, and 5,000 shares issuable upon the conversion of 1,000 shares of Cumulative Convertible Exchangeable Preferred Stock, which are convertible at the option of the holder within sixty (60) days, held in Trust for the benefit of one of Mr. Salovaara's children for which Mr. Salovaara is the

      Trustee; (ii) 3,500 shares, and 5,000 shares issuable upon the conversion of 1,000 shares of Cumulative Convertible Exchangeable Preferred Stock, which are convertible at the option of the holder within sixty (60) days, held in Trust for the benefit of one of Mr. Salovaara's children for which Mr. Salovaara's wife is the Trustee; (iii) 59,750 shares issuable upon the conversion of 11,950 shares of Cumulative
      Convertible Exchangeable Preferred Stock, which are convertible at the option of the holder within sixty (60) days; (iv) 9,900 shares issuable upon exercise of options granted under the Directors' Stock Option Plan which are exercisable at the option of the holder within sixty (60) days; and (v) 5,000 shares issuable upon conversion of 1,000 shares of Cumulative Convertible Exchangeable Preferred Stock, which are convertible at the option of the holder, held in Trust for the benefit of nonaffiliates of Mr. Salovaara, for which Mr. Salovaara and Mr. Salovaara's wife are among the Trustees and as to which Mr. Salovaara disclaims beneficial ownership.

Item 13.  Certain Relationships and Related Transactions

    In 1995, the Company made a loan to Mr. Cornwell, Chief Executive Officer and Chairman of the Board of Directors, in the amount of $348,660 and a loan to Mr. Stuart Beck, President and a member of the Board of Directors, in the amount of $221,200 to pay for certain personal taxes. Both loans are term loans providing for an annual interest rate of 9%, payable semi-annually on December 29 and June 29 of each year, with all principal and remaining interest due on December 29, 2004. As of December 31, 1996, the amount outstanding on such loans, including accrued interest, to Messrs. Cornwell and Beck was $380,213 and $241,218, respectively, which amount represented the largest amount outstanding thereunder up to that date.

    In April 1996, the Company made a loan to Mr. Cornwell in the amount of $886,875 to pay the exercise price incurred in connection with exercising options. In December 1996, the Company made a loan to Mr. Cornwell in the amount of $409,000 to pay certain personal taxes in connection with the exercise of such options. Each loan is a term loan which provides for an annual interest rate of 8%, payable annually, with all principal and remaining interest due in 2001. As of December 31, 1996 (i) the amount outstanding under the April 1996 loan, including accrued interest, was $934,157, which amount represented the largest amount outstanding thereunder up to that date; and (ii) the amount outstanding under the December 1996 loan was $409,000, which amount represented the largest amount outstanding thereunder up to that date.

                                   PART IV


Item 14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K

    (a)1  Financial Statements


         GRANITE BROADCASTING CORPORATION
          Report of Independent Auditors
          Consolidated Statements of Operations for the Years
           Ended December 31, 1994, 1995 and 1996
          Consolidated Balance Sheets as of December 31, 1995 and 1996 Consolidated Statements of Stockholders' Equity (Deficit)
           for the Years Ended December 31, 1994, 1995 and 1996
         Consolidated Statements of Cash Flows for the Years
           Ended December 31, 1994, 1995 and 1996
         Notes to Consolidated Financial Statements


    (a)2  Financial Statement Schedule


          Schedule II -- Granite Broadcasting Corporation:
           Valuation and Qualifying Accounts



    (a)3  Exhibits

    1.1 Purchase Agreement, dated January 27, 1997, among Granite Broadcasting Corporation and the Purchasers named therein.

    3.1(g) Third Amended and Restated Certificate of Incorporation of the Company, as amended.

    3.2(g)    Amended and Restated Bylaws of the Company, as amended.

    3.3 Certificate of Designations of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of the Company's 12 3/4%, Cumulative Exchangeable Preferred Stock and Qualifications, Limitations and Restrictions Thereof.

    4.27(2) Indenture dated as of September 1, 1992 between Granite Broadcasting Corporation and The United States Trust Company of New York, as Trustee, relating to the Company's $60,000,000 Principal Amount 12.75% Senior Subordinated Debentures due September 1, 2002.

    4.28(2)   Form of 12.75% Senior Subordinated Debenture due September 1,
              2002.

    4.30(3) Form of Indenture relating to the Company's Junior Subordinated Convertible Debentures issuable upon the exchange of the Company's Cumulative Convertible Exchangeable Preferred Stock.

    4.31(3)   Form of Junior Subordinated Convertible Debenture.

    4.35(i) Third Amended and Restated Credit Agreement, dated as of September 4, 1996, among Granite Broadcasting Corporation, the Lenders named therein, Bankers Trust Company, as Agent, and The Bank of New York, First Union National Bank of North Carolina, Goldman Sachs Credit Partners L.P. and Union Bank of California, as Co-Agents.

    4.37(4) Indenture, dated as of May 19, 1995, between Granite Broadcasting Corporation and United States Trust Company of New York for the Company's $175,000,000 Principal Amount 10 3/8% Senior Subordinated Notes due May 15, 2005.

    4.38(5)   Form of 10 3/8% Senior Subordinated Note due May 15, 2005.

    4.39(g) Exchange and Registration Rights Agreement, dated as of February 22, 1996, by and between Granite Broadcasting Corporation and Goldman Sachs & Co., BT Securities Corporation and Lazard Freres & Co. LLC.

    4.41(g) Indenture, dated as of February 22, 1996, between Granite Broadcasting Corporation and The Bank of New York relating to the Company's $110,000,000 Principal Amount 9 3/8% Series A Senior Subordinated Notes due December 1, 2005.

    4.42(g)   Form of 9 3/8% Series A Senior Subordinated Note due December 1,
              2005.

    4.43 Exchange and Registration Rights Agreement, dated as of January 31, 1997, by and between Granite Broadcasting Corporation and Goldman, Sachs & Co., BT Securities Corporation, Lazard Freres & Co. LLC and Salomon Brothers Inc.

    4.44 Indenture, dated as of January 31, 1997, between Granite Broadcasting Corporation and The Bank of New York for the Company's 12 3/4% Series A Exchange Debentures and 12 3/4 Exchange Debentures due April 1, 2009.

    4.45 Form of 12 3/4% Exchange Debenture due April 1, 2009 (included in the Exhibit 4.4 Indenture filed herewith).

    10.1(h) Granite Broadcasting Corporation Stock Option Plan, as amended on July 24, 1996.

    10.2(1) Target Cash Flow Option Plan and Agreement dated as of October 31, 1988 among Granite Broadcasting Corporation, W. Don Cornwell and Stuart J. Beck.

    10.9(5)   Network Affiliation Agreement (KBJR-TV).

    10.10(5)  Network Affiliation Agreement (WEEK-TV).

    10.11(g)  Network Affiliation Agreement (KNTV(TV)).

    10.12(g)  Network Affiliation Agreement (WPTA-TV).

    10.13(1) Employment Agreement dated as of September 20, 1991 between Granite Broadcasting Corporation and W. Don Cornwell.

    10.14(1) Employment Agreement dated as of September 20, 1991 between Granite Broadcasting Corporation and Stuart J. Beck.

    10.15(h) Granite Broadcasting Corporation Management Stock Plan, as amended July 24, 1996.

    10.16(a) Purchase and Sale Agreement between the Company and Meredith Corporation, dated June 15, 1993.

    10.17(b) Letter Agreement between the Company and the Sellers (as defined therein) to acquire certain securities of Queen City III Limited Partnership dated as of October 20, 1993.

    10.18(3) Letter Agreement, dated December 7, 1993, between Granite and Meredith Corporation, amending the Purchase and Sale Agreement dated June 15, 1993.

    10.19 Granite Broadcasting Corporation Director Stock Option Plan, as amended on February 25, 1997.

    10.20(4)  Network Affiliation Agreement (WTVH-TV).

    10.21(5)  Network Affiliation Agreement (KSEE-TV).

    10.22(c) Purchase and Sale Agreement among Granite Broadcasting Corporation, Austin Television, a Texas general partnership, Cannan Communications, Inc. and Beard Management, Inc. dated as of October 2, 1994.

    10.23(d) Purchase and Sale Agreement, dated as of February 20, 1995, among Granite Broadcasting Corporation, Busse Broadcasting Corporation and WWMT, Inc.

    10.24(4)  Network Affiliation Agreement (KEYE-TV).

    10.25(d) Granite Broadcasting Corporation Employee Stock Purchase Plan, dated February 28, 1995.

    10.26(4)  Network Affiliation Agreement (WWMT).

    10.27(e) Purchase Agreement, dated May 15, 1995, among Granite Broadcasting Corporation, Queen City III Limited Partnership, Queen City Broadcasting of New York, Inc. and the General Partners of Queen City III Limited Partnership.

    10.28(f)  Network Affiliation Agreement (WKBW).

    10.29(j) Purchase and Sale Agreement, dated as of December 2, 1996, by and between Granite Broadcasting Corporation and WXON-TV, Inc.

    10.30 Employment Agreement dated as of September 19, 1996 between Granite Broadcasting Corporation and Robert E. Selwyn, Jr.

    11.       Statement of Computation of Per Share Earnings.

    21.       Subsidiaries of the Company.

    23.       Consent of Independent Auditors (Ernst & Young LLP).

    27.       Financial Data Schedule.

(1) Incorporated by reference to the similarly numbered exhibits to the Company's Registration Statement No. 33-43770 filed on November 5, 1991.

(2) Incorporated by reference to the similarly numbered exhibits to the Company's Registration Statement No. 33-52988 filed on October 6, 1992.

(3) Incorporated by reference to the similarly numbered exhibits to Amendment No. 2 to Registration Statement No. 33-71172 filed December 16, 1993.

(4) Incorporated by reference to the similarly numbered exhibits to the Company's Registration Statement No. 33-94862 filed on July 21, 1995.

(5) Incorporated by reference to the similarly numbered exhibits to Amendment No. 2 to Registration Statement No. 33-94862 filed on October 6, 1995.

(a) Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on June 25, 1993.

(b) Incorporated by reference to the similarly numbered exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, Commission File No. 0-19728, filed on November 15, 1993.

(c) Incorporated by reference to the similarly numbered exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, Commission File No. 0-19728, filed on November 14, 1994.

(d) Incorporated by reference to the similarly numbered exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, filed on March 29, 1995.

(e) Incorporated by reference to Exhibit Number 3 to the Company's Report on Form 8-K, filed on May 19, 1995.

(f) Incorporated by reference to the similarly numbered exhibit to the Company's Report on Form 8-K filed on July 14, 1995.

(g) Incorporated by reference to the similarly numbered exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, filed on March 28, 1996.

(h) Incorporated by reference to the similarly numbered exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, as filed on August 13, 1996.

(i) Incorporated by reference to the similarly numbered exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, filed on November 14, 1996.

(j) Incorporated by reference to Exhibit Number 1 to the Company's Current Report on Form 8-K, filed on December 17, 1996.

    (b)  Reports on Form 8-K.

         1. Current Report on Form 8-K filed December 17, 1996, reporting a definitive agreement entered into by and between Granite Broadcasting Corporation and WXON-TV, Inc., a Michigan corporation, whereby Granite Broadcasting Corporation would acquire WXON-TV, the WB Network affiliated station serving Detroit, Michigan, for approximately $175 million in cash. No financial statements were filed at such time.

         2. Current Report on Form 8-K filed January 15, 1997, reporting the announcement by Granite Broadcasting Corporation of its intention to commence a private offering of securities to raise funds to consummate the acquisition of WXON-TV. No financial statements were filed at such time.

         3. Current Report on Form 8-K filed February 7, 1997, announcing the completion of the acquisition by Granite Broadcasting Corporation of substantially all of the assets used in the operation of WXON-TV. Pro Forma Condensed Consolidated Financial Statements (unaudited) were filed on such date.

                                      SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 21st day of March, 1997.

                                  GRANITE BROADCASTING CORPORATION



                                  By: /s/ W. DON CORNWELL

                                      W. Don Cornwell
                                      Chief Executive Officer and Chairman
                                      of the Board of Directors

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

    Signature                      Title                             Date
    ---------                      -----                             ----


/s/ W. DON CORNWELL       Chief Executive Officer               March 21, 1997
--------------------      (Principal Executive Officer)
(W. Don Cornwell)         and Chairman of the
                          Board of Directors


/s/ STUART J. BECK        President, Secretary                  March 21, 1997
----------------------    (Principal Financial Officer)
(Stuart J. Beck)          and Director


/s/ LAWRENCE I. WILLS     Vice President-Finance and Controller March 21, 1997
----------------------    (Principal Accounting Officer)
(Lawrence I. Wills)

/s/ MARTIN F. BECK        Director                              March 21, 1997
----------------------
(Martin F. Beck)

/s/ JAMES L. GREENWALD    Director                              March 21, 1997
-----------------------
(James L. Greenwald)

/s/ VICKEE JORDAN ADAMS   Director                              March 21, 1997
-----------------------
(Vickee Jordan Adams)

/s/ EDWARD DUGGER III     Director                              March 21, 1997
-----------------------
(Edward Dugger III)

/s/ THOMAS R. SETTLE      Director                              March 21, 1997
-----------------------
Thomas R. Settle

/s/ CHARLES J. HAMILTON,
      JR.                 Director                              March 21, 1997
-----------------------
Charles J. Hamilton, Jr.

/s/ MIKAEL SALOVAARA      Director                              March 21, 1997
------------------------
(Mikael Salovaara)