Form 10-Q
period 1997-03-31
GRANITE BROADCASTING CORP
filed 1997-05-12
CIK 839621

--------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X           No_____  _______
   ------

                    (APPLICABLE ONLY TO CORPORATE ISSUERS:)


  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class A Voting Common Stock, par value $.01 per share - 178,500 shares outstanding at March 31, 1997; Common Stock (Nonvoting), par value $.01 per share - 8,582,091 shares outstanding at March 31, 1997.

                         PART I.  FINANCIAL INFORMATION
                        GRANITE BROADCASTING CORPORATION
                           CONSOLIDATED BALANCE SHEET

                                                                 March 31,    December 31,
                         ASSETS                                    1997           1996
                         ------                                -------------  -------------
                                                                (Unaudited)
Current assets:
 Cash and cash equivalents                                     $  1,379,969   $    555,753
 Accounts receivable, net                                        27,716,377     27,057,451
 Film contract rights                                             7,411,219      6,276,660
 Other assets                                                     4,952,653      9,784,966
                                                               ------------   ------------
       Total current assets                                      41,460,218     43,674,830

Property and equipment, net                                      34,644,844     33,562,019
Film contract rights and other noncurrent assets                  3,956,218      4,284,578
Deferred financing fees, net                                     13,239,423     14,181,662
Intangible assets, net                                          530,850,164    356,860,115
                                                               ------------   ------------
                                                               $624,150,867   $452,563,204
                                                               ============   ============
         LIABILITIES AND STOCKHOLDERS' DEFICIT
         -------------------------------------

Current liabilities:
 Accounts payable                                              $  3,228,490   $  4,016,964
 Accrued interest                                                10,545,686      6,071,378
 Other accrued liabilities                                        5,440,423      4,497,534
 Film contract rights and other current liabilities              15,448,384      9,578,365
                                                               ------------   ------------
         Total current liabilities                               34,662,983     24,164,241

Long-term debt                                                  373,745,995    351,560,900

Film contract rights payable                                      4,180,786      3,383,428

Deferred tax and other noncurrent liabilities                    30,837,953     31,102,272

Commitments
Redeemable preferred stock                                      193,140,326     45,487,500

Stockholders' deficit:
 Common Stock:  41,000,000 shares authorized consisting of
   1,000,000 shares of Voting Common Stock, $.01 par value,
   and 40,000,000 shares of Common Stock (Nonvoting), $.01
   par value; 178,500 shares of Voting Common Stock and
   8,582,091  shares of Common Stock (Nonvoting) (8,499,716
   shares at December 31,1996) issued and outstanding                87,605         86,782
 Additional paid-in capital                                      41,349,518     45,547,145
 Accumulated deficit                                            (50,653,486)   (45,375,910)
 Less: Unearned compensation                                     (2,313,938)    (2,506,279)
     Note receivable from officer                                  (886,875)      (886,875)
                                                               ------------   ------------
         Total stockholders' deficit                            (12,417,176)    (3,135,137)
                                                               ------------   ------------
                                                               $624,150,867   $452,563,204
                                                               ============   ============

                            See accompanying notes.

                        GRANITE BROADCASTING CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                     Three Months Ended March 31,
                                                     ----------------------------
                                                           1997          1996
                                                       -----------   -----------
                                                               (Unaudited)

Net revenue                                            $32,297,811   $28,629,635
Station operating expenses                              19,796,761    17,517,927
Depreciation expense                                     1,375,476     1,473,380
Amortization expense                                     3,746,291     2,951,278
Corporate expense                                        1,473,754       990,014
Non-cash compensation expense                              192,336       114,537
                                                       -----------   -----------

 Operating income                                        5,713,193     5,582,499

Other expenses:
 Equity in net loss of investee                            400,000           ---
 Interest expense, net                                   9,928,119     8,849,730
 Other                                                     191,696       125,633
                                                       -----------   -----------

Loss before income taxes and extraordinary item         (4,806,622)   (3,392,864)
Provision for income taxes                                 150,150        61,089
                                                       -----------   -----------

Loss before extraordinary item                          (4,956,772)   (3,453,953)
Extraordinary loss on early extinguishment of debt        (320,804)   (3,510,152)
                                                       -----------   -----------

Net loss                                               $(5,277,576)  $(6,964,105)
                                                       ===========   ===========

Net loss attributable to common stockholders           $(9,474,380)  $(7,845,424)
                                                       ===========   ===========

Per common share:
 Loss before extraordinary item                             $(1.05)  $     (0.51)
 Extraordinary loss on early extinguishment of debt          (0.04)        (0.42)
                                                       -----------   -----------
 Net loss                                                   $(1.09)  $     (0.93)
                                                       ===========   ===========

Weighted average common shares outstanding               8,735,879     8,464,012




                            See accompanying notes.

                       GRANITE BROADCASTING CORPORATION
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                       Three Months Ended March 31, 1997
                                  (Unaudited)



                                  Class A     Common      Additional                                                      Total
                                  Common      Stock        Paid-in      Accumulated      Unearned    Note Receivable   Stockholders'
                                   Stock    (Nonvoting)    Capital        Deficit      Compensation   from Officer       Deficit
                                ----------  -----------  -----------   -------------  -------------   --------------  --------------

Balance at December 31, 1996       $1,785    $84,997     $45,547,145   $(45,375,910)  $(2,506,279)     $(886,875)      $(3,135,137)
Dividend on redeemable
  preferred stock                                         (4,121,945)                                                   (4,121,945)
Accretion of offering costs
  related to Cumulative
  Exchangeable Preferred Stock                               (74,859)                                                      (74,859)
Issuance of Common Stock
  (Nonvoting)                                    823            (823)                                                            -
Stock expense related to
  Management Stock Plan                                                                   192,341                          192,341
Net loss                                                                 (5,277,576)                                    (5,277,576)
                                  -------    -------     -----------   -------------  ------------     ----------     -------------
Balance at March 31, 1997          $1,785    $85,820     $41,349,518   $(50,653,486)  $(2,313,938)     $(886,875)     $(12,417,176)
                                  =======    =======     ===========   =============  ============     ==========     =============


                            See accompanying notes.

                        GRANITE BROADCASTING CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                      Three Months Ended March 31,
                                                                  ------------------------------------
                                                                          1997            1996
                                                                     -------------   -------------
                                                                               (Unaudited)

Cash flows from operating activities:
 Net loss                                                            $  (5,277,576)  $  (6,964,105)
 Adjustments to reconcile net loss to net cash
   provided by operating activities:
    Amortization of intangible assets and deferred financing fees        3,746,291       2,951,278
    Depreciation                                                         1,375,476       1,473,380
    Non-cash compensation expense                                          192,336         114,537
    Extraordinary loss                                                     320,804       3,510,152
    Equity in net loss of investee                                         400,000             ---

Change in assets and liabilities net of effects from
 acquisitions of stations:
   (Increase) decrease in accounts receivable                             (658,886)      3,553,454
   Increase in accounts payable and accrued liabilities                  4,497,915       1,073,716
   Decrease in film contract rights and other noncurrent assets          1,848,637         740,983
   Increase in film contract rights payable and other liabilities        3,311,182         734,423
   Increase in other assets                                             (1,058,641)       (823,238)
                                                                     -------------   -------------
    Net cash provided by operating activities                            8,697,538       6,364,580

Cash flows from investing activities:
   Payment for acquisitions of stations, net of cash acquired         (172,713,906)            ---
   Investment in Datacast                                                 (250,000)            ---
   Capital expenditures                                                   (657,289)     (1,443,898)
                                                                     -------------   -------------
    Net cash used in investing activities                             (173,621,195)     (1,443,898)

Cash flows from financing activities:
   Proceeds from bank financing                                         41,500,000       1,000,000
   Proceeds from senior subordinated notes                                     ---     109,450,000
   Repayment of bank debt                                                      ---    (107,000,000)
   Retirement of senior subordinated notes                             (19,405,000)            ---
   Dividends paid                                                         (881,320)       (881,319)
   Payment of deferred financing fees                                     (208,307)     (3,230,056)
   Proceeds from issuance of preferred stock                           144,742,500             ---
                                                                     -------------   -------------
    Net cash provided by (used in) financing activities                165,747,873        (661,375)
                                                                     -------------   -------------
Net increase in cash and cash equivalents                                  824,216       4,259,307
Cash and cash equivalents, beginning of period                             555,753          95,123
                                                                     -------------   -------------

Cash and cash equivalents, end of period                             $   1,379,969   $   4,354,430
                                                                     =============   =============

Supplemental information:
 Cash paid for interest                                              $   5,444,816   $   5,967,996
 Income taxes paid                                                         166,594          12,500
 Non-cash capital expenditures                                             208,307         101,993
 Non-cash dividends paid                                                 3,240,625             ---

                            See accompanying notes.

                        GRANITE BROADCASTING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


Note 1 -  Basis of presentation
--------------------------------

The accompanying unaudited consolidated financial statements include the accounts of Granite Broadcasting Corporation and its subsidiaries (the "Company"), have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the Company's consolidated financial statements and notes thereto for the year ended December 31, 1996 which were included in the Company's Form 10-K dated March 21, 1997. All significant intercompany accounts and transactions have been eliminated. Data at and for the year ended December 31, 1996 are derived from the Company's audited consolidated financial statements.

In the opinion of management, all adjustments of a normal recurring nature which are necessary for a fair presentation of the results for the interim periods have been made.

Note 2 - Acquisitions
---------------------

On January 31, 1997, the Company acquired substantially all of the assets of WXON-TV, the WB affiliate serving Detroit, Michigan, for $175,000,000 and the assumption of certain liabilities. The Company financed the acquisition by borrowing approximately $27,500,000 under its credit agreement and issuing 150,000 shares of its 12-3/4% Cumulative Exchangeable Preferred Stock, par value $0.01 per share (the "New Preferred Stock"), at $1,000 per share. Dividends on the New Preferred Stock are payable semi-annually on April 1 and October 1 and may be paid, at the Company's option, either in cash or by the issuance of additional shares of New Preferred Stock.

Note 3 - Long term debt
-----------------------

In March 1997, the Company purchased $19,405,000 face amount of its 9-3/8% Senior Subordinated Notes due December 1, 2005 (the "9-3/8% Notes") at a discount. As a result, the Company recognized an extraordinary loss, after the write-off of a portion of related deferred financing fees, of $320,804.

Note 4 -  Net loss per common share
-----------------------------------

Net loss per common share for the three months ended March 31, 1997 and 1996 is calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding. The inclusion of additional shares assuming the exercise of outstanding stock options and the conversion of certain preferred stock into Common Stock (Nonvoting) would have been antidilutive for both periods presented.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128 "Earnings Per Share" (FAS 128),which establishes new standards for computing and presenting earnings per share. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Management does not believe that the implementation of FAS 128 will have a material impact on the Company's per share amounts.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction
------------

The consolidated financial statements of the Company reflect increases between the three month periods ended March 31, 1997 and 1996 in substantially all line items. The principal reasons for such increases are the acquisition of WXON-TV on January 31, 1997 and the operation of WLAJ-TV under a time brokerage
agreement which commenced in October 1996.   It is anticipated that the
Company's consolidated financial statements for the year ended December 31, 1997 will reflect significant increases in substantially all line items compared to the prior year due to the acquisition of WXON-TV and the operation of WLAJ-TV.

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

The following table sets forth certain operating data for the three months ended March 31, 1997 and 1996:


                                  Three months ended March 31,
                                  ----------------------------
                                      1997           1996
                                  -------------  -------------

Operating income                    $ 5,713,000    $ 5,582,000
Add:
 Depreciation and amortization        5,122,000      4,425,000
 Corporate expense                    1,474,000        990,000
 Non-cash compensation                  192,000        115,000
                                    -----------    -----------

Broadcast cash flow                 $12,501,000    $11,112,000
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

Three months ended March 31, 1997 and 1996
------------------------------------------

Net revenue for the three months ended March 31, 1997 totaled $32,298,000, an increase of $3,668,000 or 13 percent compared to $28,630,000 for the three months ended March 31, 1996. Of this increase, $3,581,000 was due to the inclusion of two months of operations of WXON-TV and three months of operations of WLAJ-TV. The remaining increase was primarily due to increased local and national advertising revenue and incremental revenue from the Company's various internet ventures, partially offset by lower political advertising revenue in a non-election year.

Station operating expenses totaled $19,797,000, an increase of $2,279,000 or 13 percent compared to $17,518,000 for the three months ended March 31, 1996. Of this increase, $1,367,000 was due to the inclusion of two months of operations of WXON-TV and three months of operations of WLAJ-TV. The remaining increase was primarily due to increased news and administrative expenses, partially offset by lower promotion expenses.

Depreciation and amortization increased $697,000, or 16% during the three months ended March 31, 1997 compared to the same period a year earlier primarily due to the inclusion of two months of operations of WXON-TV. Corporate expense increased $484,000 or 49% during the three months ended March 31, 1997 compared to the same period a year earlier, primarily due to higher administrative costs associated with the expansion of the Company's corporate office to manage its expanded station group. Non-cash compensation expense increased $77,000 or 67% during the three months ended March 31, 1997 compared to the same period a year earlier due to the granting of additional awards payable in Common Stock (Nonvoting) to certain executive employees of the Company under the Management Stock Plan.

The equity in net loss of investee of $400,000 for the three months ended March 31, 1997 resulted from the Company recognizing its pro rata share of the net loss of Datacast, LLC under the equity method of accounting.

Net interest expense was $9,928,000 compared to $8,850,000 a year earlier, an increase of 12 percent, primarily due to the fact that the Company's 9-3/8% Notes, which were issued on February 22, 1996, were outstanding for a full quarter.

Loss before extraordinary item for the three months ended March 31, 1997 totaled $4,957,000 compared to a loss before extraordinary item of $3,454,000 for the same period a year earlier, an increase of $1,503,000. The increase was primarily due to the changes in the line items discussed above.

During the three months ended March 31, 1997, the Company purchased $19,405,000 face amount of its 9-3/8% Notes at a discount and replaced it with borrowings under its credit agreement which bear interest at a lower rate, thereby reducing its cost of borrowing. In conjunction with the repurchase of this debt, the Company recognized an extraordinary loss, after the write-off of a portion of related deferred financing fees, of $321,000. During the three months ended March 31, 1996, the Company repaid all then outstanding term loan and revolving credit borrowings under its then existing bank credit agreement using the proceeds from the sales of its 9-3/8% Notes. In connection with the repayment of the term loan, the Company incurred an extraordinary loss on the early extinguishment of debt of $3,510,000 related to the write-off of deferred financing fees.

Liquidity and Capital Resources
-------------------------------

In October 1996, the Company entered into agreements with the owner of WLAJ-TV, the ABC affiliate serving Lansing, Michigan, including a time brokerage agreement pursuant to which the Company operates WLAJ-TV and an agreement to acquire substantially all the assets used in the operation of WLAJ-TV for approximately $19.4 million in cash and the assumption of certain liabilities. The Company anticipates financing the acquisition of WLAJ-TV with borrowings under its credit agreement's revolving working capital facility. In connection with these agreements, the Company agreed to provide a loan guarantee of up to $12,000,000 in favor of the owner of WLAJ-TV.

On January 31, 1997, the Company acquired substantially all of the assets of WXON-TV for $175,000,000 and the assumption of certain liabilities. The Company financed the acquisition through the sale of 150,000 shares of its New Preferred Stock at $1,000 per share and borrowings of $27,500,000 under its credit agreement.

The Company's existing credit agreement allows for revolving credit borrowings of $200,000,000 and permits borrowings of up to $300,000,000 in the aggregate. The revolving credit facility can be used to fund future acquisitions of broadcast stations and for general corporate purposes. As of May 10, 1997, subject to compliance with financial covenants, the Company had $137,000,000 of the revolving credit facility borrowings available under the credit agreement available for acquisitions and working capital purposes.

Cash flows provided by operating activities were $8,698,000 during the three months ended March 31, 1997 compared to cash flows provided by operating activities of $6,365,000 during the three months ended March 31, 1996, an increase of $2,333,000 or 37 percent. The increase was primarily due to higher broadcast cash flow and a decrease in net operating assets offset, in part, by higher cash interest expense.

Cash flows used in investing activities were $173,621,000 during the three months ended March 31, 1997 compared to $1,444,000 during the three months ended March 31, 1996. Cash flows used in investing activities during the three months ended March 31, 1997 related primarily to the acquisition of WXON-TV while cash flows used in investing activities during the three months ended March 31, 1996 were related entirely to capital expenditures.

Cash flows provided by financing activities were $165,748,000 during the three months ended March 31, 1997 compared to cash flows used in financing activities of $661,000 during the three months ended March 31, 1996. The increase resulted primarily from the issuance of the 12-3/4% Cumulative Exchangeable Preferred Stock, an increase in net borrowings and a decrease in payments for deferred financing fees.

The Company believes that internally generated funds from operations and borrowings under its credit agreement's revolving working capital facility, if necessary, will be sufficient to satisfy the Company's cash requirements for its existing operations for the next twelve months and for the foreseeable future thereafter.

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

         Not applicable

ITEM 5.  Other Information
         -----------------

         Not applicable

ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         a.  Exhibits
             --------

              10.1 Granite Broadcasting Corporation Stock Option Plan, as amended through April 29, 1997.

              10.31 Non-Employee Directors' Stock Plan of Granite Broadcasting Corporation dated April 29, 1997.

              11.    Statement of Computation of Per Share Earnings

              27.    Financial Data Schedule

         b.  Reports on Form 8-K
             -------------------

              1. Current Report on Form 8-K filed January 15, 1997, reporting the announcement by Granite Broadcasting Corporation of its intention to commence a private offering of securities to raise funds to consummate the acquisition of WXON-TV. No financial statements were filed at such time.

              2. Current Report on Form 8-K filed February 7, 1997, announcing the completion of the acquisition by Granite Broadcasting Corporation of substantially all of the assets used in the operation of WXON-TV. Pro Forma Condensed Consolidated Financial Statements (unaudited) were filed on such date.

              3. Current Report on Form 8-K/A filed April 14, 1997, amending that certain Current Report on Form 8-K filed February 7, 1997. Audited financial statements related to WXON-TV were filed on such date.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by an officer and the principal accounting officer on its behalf by the undersigned thereunto duly authorized.



                                GRANITE BROADCASTING CORPORATION
                                            Registrant


Date May 12, 1997               /s/ W. DON CORNWELL
     ------------               -------------------------------------
                                            (W. Don Cornwell)
                                          Chief Executive Officer


Date May 12, 1997               /s/ LAWRENCE I. WILLS
     ------------               -------------------------------------
                                             (Lawrence I. Wills)
                                     Vice President, Finance and Controller
                                       (Principal Accounting Officer)