Form 10-Q/A
period 1997-03-31
GRANITE BROADCASTING CORP
filed 1997-06-26
CIK 839621

--------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  FORM 10-Q/A


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
                                                               ============   ============

                            See accompanying notes.

                        GRANITE BROADCASTING CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                     Three Months Ended March 31,
                                                     ----------------------------
                                                           1997          1996
                                                       -----------   -----------
                                                               (Unaudited)

Net revenue                                            $32,297,811   $28,629,635
Station operating expenses                              19,796,761    17,517,927
Time brokerage agreement fees                              150,000           ---
Depreciation expense                                     1,375,476     1,473,380
Amortization expense                                     3,170,736     2,427,468
Corporate expense                                        1,473,754       990,014
Non-cash compensation expense                              192,336       114,537
                                                       -----------   -----------

 Operating income                                        6,138,748     6,106,309

Other expenses:
 Equity in net loss of investee                            400,000           ---
 Interest expense, net                                   9,778,119     8,849,730
 Non-cash interest expense                                 575,555       523,810
 Other                                                     191,696       125,633
                                                       -----------   -----------

Loss before income taxes and extraordinary item         (4,806,622)   (3,392,864)
Provision for income taxes                                 150,150        61,089
                                                       -----------   -----------

Loss before extraordinary item                          (4,956,772)   (3,453,953)
Extraordinary loss on early extinguishment of debt        (320,804)   (3,510,152)
                                                       -----------   -----------

Net loss                                               $(5,277,576)  $(6,964,105)
                                                       ===========   ===========

Net loss attributable to common stockholders           $(9,474,380)  $(7,845,424)
                                                       ===========   ===========

Per common share:
 Loss before extraordinary item                             $(1.05)  $     (0.51)
 Extraordinary loss on early extinguishment of debt          (0.04)        (0.42)
                                                       -----------   -----------
 Net loss                                                   $(1.09)  $     (0.93)
                                                       ===========   ===========

Weighted average common shares outstanding               8,735,879     8,464,012




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
                                  =======    =======     ===========   =============  ============     ==========     =============


                            See accompanying notes.

                        GRANITE BROADCASTING CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                      Three Months Ended March 31,
                                                                  ------------------------------------
                                                                          1997            1996
                                                                     -------------   -------------
                                                                               (Unaudited)

Cash flows from operating activities:
 Net loss                                                            $  (5,277,576)  $  (6,964,105)
 Adjustments to reconcile net loss to net cash
   provided by operating activities:
    Amortization of intangible assets and deferred financing fees        3,746,291       2,951,278
    Depreciation                                                         1,375,476       1,473,380
    Non-cash compensation expense                                          192,336         114,537
    Extraordinary loss                                                     320,804       3,510,152
    Equity in net loss of investee                                         400,000             ---

Change in assets and liabilities net of effects from
 acquisitions of stations:
   (Increase) decrease in accounts receivable                             (658,886)      3,553,454
   Increase in accounts payable and accrued liabilities                  4,497,915       1,073,716
   Decrease in film contract rights and other noncurrent assets          1,848,637         740,983
   Increase in film contract rights payable and other liabilities        3,311,182         734,423
   Increase in other assets                                             (1,058,641)       (823,238)
                                                                     -------------   -------------
    Net cash provided by operating activities                            8,697,538       6,364,580

Cash flows from investing activities:
   Payment for acquisitions of stations, net of cash acquired         (172,713,906)            ---
   Investment in Datacast                                                 (250,000)            ---
   Capital expenditures                                                   (657,289)     (1,443,898)
                                                                     -------------   -------------
    Net cash used in investing activities                             (173,621,195)     (1,443,898)

Cash flows from financing activities:
   Proceeds from bank financing                                         41,500,000       1,000,000
   Proceeds from senior subordinated notes                                     ---     109,450,000
   Repayment of bank debt                                                      ---    (107,000,000)
   Retirement of senior subordinated notes                             (19,405,000)            ---
   Dividends paid                                                         (881,320)       (881,319)
   Payment of deferred financing fees                                     (208,307)     (3,230,056)
   Proceeds from issuance of preferred stock                           144,742,500             ---
                                                                     -------------   -------------
    Net cash provided by (used in) financing activities                165,747,873        (661,375)
                                                                     -------------   -------------
Net increase in cash and cash equivalents                                  824,216       4,259,307
Cash and cash equivalents, beginning of period                             555,753          95,123
                                                                     -------------   -------------

Cash and cash equivalents, end of period                             $   1,379,969   $   4,354,430
                                                                     =============   =============

Supplemental information:
 Cash paid for interest                                              $   5,444,816   $   5,967,996
 Income taxes paid                                                         166,594          12,500
 Non-cash capital expenditures                                             208,307         101,993
 Non-cash dividends                                                      3,240,625             ---

                            See accompanying notes.

                        GRANITE BROADCASTING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


Note 1 -  Basis of presentation
--------------------------------

The accompanying unaudited consolidated financial statements include the accounts of Granite Broadcasting Corporation and its subsidiaries (the "Company"), have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the Company's consolidated financial statements and notes thereto for the year ended December 31, 1996 which were included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. All significant intercompany accounts and transactions have been eliminated. Data at and for the year ended December 31, 1996 are derived from the Company's audited consolidated financial statements.

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

The following table sets forth certain operating data for the three months ended March 31, 1997 and 1996:


                                  Three months ended March 31,
                                  ----------------------------
                                      1997           1996
                                  -------------  -------------

Operating income                    $ 6,139,000    $ 6,106,000
Add:
 Time brokerage agreement fees          150,000            ---
 Depreciation and amortization        4,546,000      3,901,000
 Corporate expense                    1,474,000        990,000
 Non-cash compensation                  192,000        115,000
                                    -----------    -----------

Broadcast cash flow                 $12,501,000    $11,112,000
                                    ===========    ===========


"Broadcast cash flow" means operating income plus time brokerage agreement fees, depreciation, amortization, corporate expense and non-cash compensation. The Company has included broadcast cash flow data because such data are commonly used as a measure of performance for broadcast companies and are also used by investors to measure a company's ability to service debt. Broadcast cash flow is not, and should not be used as, an indicator or alternative to operating income, net income or cash flow as reflected in the consolidated financial statements, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

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

Depreciation and amortization increased $645,000, or 17% during the three months ended March 31, 1997 compared to the same period a year earlier primarily due to the inclusion of two months of operations of WXON-TV. Corporate expense increased $484,000 or 49% during the three months ended March 31, 1997 compared to the same period a year earlier, primarily due to higher administrative costs associated with the expansion of the Company's corporate office to manage its expanded station group. Non-cash compensation expense increased $77,000 or 67% during the three months ended March 31, 1997 compared to the same period a year earlier due to the granting of additional awards payable in Common Stock (Nonvoting) to certain executive employees of the Company under the Management Stock Plan.

The equity in net loss of investee of $400,000 for the three months ended March 31, 1997 resulted from the Company recognizing its pro rata share of the net loss of Datacast, LLC under the equity method of accounting.

Net interest expense was $9,778,000 compared to $8,850,000 a year earlier, an increase of 10 percent, primarily due to the fact that the Company's 9-3/8% Notes, which were issued on February 22, 1996, were outstanding for a full quarter.

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

         a.  Exhibits
             --------

              10.1 Granite Broadcasting Corporation Stock Option Plan, as amended through April 29, 1997.

              10.31 Non-Employee Directors' Stock Plan of Granite Broadcasting Corporation dated April 29, 1997.

              11.    Statement of Computation of Per Share Earnings

              27. Financial Data Schedule (Incorporated by reference to the similarly numbered exhibit to the Company's Amendment No. 2 to the Registration Statement on Form S-4 (Registration No. 333-24907) filed on June 24, 1997).

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



                                GRANITE BROADCASTING CORPORATION
                                            Registrant


Date June 26, 1997              /s/ W. DON CORNWELL
     -------------              -------------------------------------
                                            (W. Don Cornwell)
                                          Chief Executive Officer


Date June 26, 1997              /s/ LAWRENCE I. WILLS
     -------------              -------------------------------------
                                             (Lawrence I. Wills)
                                     Vice President, Finance and Controller
                                       (Principal Accounting Officer)