Form 10-K/A
period 1996-12-31
GRANITE BROADCASTING CORP
filed 1997-06-27
CIK 839621

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                  ----------

                                 Form 10-K/A

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

                                  ----------

        Securities Registered Pursuant to Section 12(b) of the Act:

                                     None

        Securities Registered Pursuant to Section 12(g) of the Act:

              Common Stock (Nonvoting), $.01 par value per share
Cumulative Convertible Exchangeable Preferred Stock, $.01 par value per share

                                  ----------

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

                                  ----------

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

                                    PART II

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

                                                                        Years Ended December 31,
                                                      ------------------------------------------------------------
Statement of Operations Data:                            1992       1993       1994          1995          1996
----------------------------------------------------  ----------  ---------  ---------  --------------  ----------

                                                              (Dollars in thousands except per share data)
Net revenue.........................................  $   35,957  $  37,499  $  62,856  $       99,895  $  129,164
Station operating expenses..........................      21,638     22,790     37,764          55,399      72,089
Time brokerage agreement fees.......................          --         --         --              --         150
Depreciation........................................       2,279      2,398      3,420           4,514       6,144
Amortization........................................       3,678      3,359      3,873           7,592       9,737
Corporate expense...................................       1,192      1,375      2,162           3,132       4,800
Non-cash compensation...............................          --        123        282             363         496
                                                      ----------  ---------  ---------  --------------  ----------
Operating income....................................       7,170      7,454     15,355          28,895      35,748

Other expenses......................................         487        479        309             798       1,034
Equity in net loss (income) of investee.............          --         --         --            (439)        995
Interest expense, net...............................      11,675     10,977     10,707          27,026      36,765
Non-cash interest expense...........................         305        505        842           1,738       2,087
                                                      ----------  ---------  ---------  --------------  ----------
Income (loss) before income taxes and extraordinary
  item..............................................      (5,297)    (4,507)     3,497            (228)     (5,133)
(Provision) benefit for income tax..................         471        472       (450)           (555)       (761)
                                                      ----------  ---------  ---------  --------------  ----------
Income (loss) before extraordinary item.............      (4,826)    (4,035)     3,047            (783)     (5,894)
Extraordinary loss on extinguishment of debt........      (5,709)    (1,007)    --            --            (2,891)
                                                      ----------  ---------  ---------  --------------  ----------
Net income (loss)...................................  $  (10,535) $  (5,042) $   3,047  $         (783) $   (8,785)
                                                      ----------  ---------  ---------  --------------  ----------
                                                      ----------  ---------  ---------  --------------  ----------
Net loss attributable to common shareholders........  $  (10,628) $  (5,278) $    (688) $       (4,368) $  (12,310)
                                                      ----------  ---------  ---------  --------------  ----------
                                                      ----------  ---------  ---------  --------------  ----------
Loss before extraordinary item per common share.....  $    (1.22) $   (0.98) $   (0.15) $        (0.74)     $(1.09)
                                                      ----------  ---------  ---------  --------------  ----------
                                                      ----------  ---------  ---------  --------------  ----------
Net loss per common share...........................  $    (2.63) $   (1.21) $   (0.15) $        (0.74)     $(1.43)
                                                      ----------  ---------  ---------  --------------  ----------
                                                      ----------  ---------  ---------  --------------  ----------
Weighted average common shares outstanding .........       4,041      4,365      4,498           5,920       8,612

                                                                              December 31,
                                                       ----------------------------------------------------------
            Selected Balance Sheet data:                  1992        1993        1994        1995        1996
-----------------------------------------------------  ----------  ----------  ----------  ----------  ----------
Total assets.........................................  $  140,948  $  191,517  $  189,881  $  452,221  $  452,563
Total debt...........................................     101,611      99,000      99,250     341,000     351,561
Redeemable preferred stock...........................       1,574      49,139      49,171      45,488      45,488
Stockholders' (deficit) equity.......................      17,211      12,075      11,729       8,868      (3,135)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

    Introduction

    The consolidated financial statements of the Company reflect increases between the years ended December 31, 1994, 1995 and 1996 in substantially all line items. The principal reasons for such increases are the acquisition of KEYE on February 1, 1995, the acquisition of WWMT on June 1, 1995 and the acquisition of WKBW on June 29, 1995.

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

    The following table sets forth certain operating data for the three years ended December 31, 1994, 1995 and 1996:

                                                                Year Ended December 31,
                                                      -------------------------------------------
                                                          1994           1995           1996
                                                      -------------  -------------  -------------
Operating income....................................  $  15,354,000  $  28,895,000  $  35,748,000
Add:
 Time brokerage agreement fees......................             --             --        150,000
 Depreciation and amortization......................      7,294,000     12,105,000     15,881,000
 Corporate expense..................................      2,162,000      3,132,000      4,800,000
 Non-cash compensation..............................        282,000        363,000        496,000
                                                      -------------  -------------  -------------
Broadcast cash flow.................................  $  25,092,000  $  44,495,000  $  57,075,000
                                                      -------------  -------------  -------------
                                                      -------------  -------------  -------------

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

    Depreciation and amortization increased by $3,776,000, or 31.2% during the year ended December 31, 1996 compared to 1995 primarily due to the inclusion of one additional month of operations of KEYE, five additional months of operations of WWMT and six additional months of operations of WKBW. Corporate expense increased $1,668,000, or 53.3% during the year ended December 31, 1996 compared to 1995, primarily due to higher administrative costs associated with the expansion of the Company's corporate office to manage its expanded station group. Non-cash compensation expense increased $133,000 during the year ended December 31, 1996 compared to 1995 due to the granting of additional awards payable in Common Stock (Nonvoting) to certain executive employees under the Company's Management Stock Plan.

    As a result of the factors discussed above, operating income increased $6,853,000 or 23.7% during the year ended December 31, 1996 compared to 1995.

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

    Net interest expense totaled $36,765,000 during the year ended December 31, 1996, an increase of $9,739,000, or 36% compared to net interest expense of $27,026,000 during the year ended December 31, 1995, primarily due to higher levels of outstanding indebtedness as a result of the acquisitions of WWMT and WKBW in June of 1995.

    Non-cash interest expense totaled $2,087,000 for the year ended December 31, 1996, an increase of $348,000, or 20% compared to the same period a year earlier, due to the amortization of deferred financing fees incurred in connection with the issuance of the Company's 9 3/8% Notes (as defined below) in February 1996.

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

    Depreciation and amortization increased by $4,811,000, or 66% during the year ended December 31, 1995 compared to the same period a year earlier primarily due to the inclusion of eleven months of operations of KEYE, seven months of operations of WWMT and six months of operations of WKBW. Corporate expense increased $970,000, or 44.9% during the year ended December 31, 1995 compared to the same period a year earlier, primarily due to higher administrative costs associated with the expansion of the Company's corporate office to manage its expanded station group. Non-cash compensation expense increased $81,000 during the year ended December 31, 1995 compared to the same period a year earlier due to the granting of additional awards payable in Common Stock (Nonvoting) to certain executive employees under the Company's Management Stock Plan.

    As a result of the factors discussed above, operating income increased $13,541,000 or 88.2% during the year ended December 31, 1995 compared to the same period a year earlier.

    Net interest expense totaled $27,026,000 during the year ended December 31, 1995, an increase of $16,319,000, or 152.4% compared to net interest expense of $10,707,000 during the same period a year earlier, primarily due to higher levels of outstanding indebtedness as a result of the acquisitions of KEYE, WWMT and WKBW.

    Non-cash interest expense totaled $1,739,000 for the year ended December 31, 1995, an increase of $897,000, or 107% compared to the same period a year earlier due to the amortization of deferred financing fees incurred in connection with the issuance of the Company's 10 3/8% Notes (as defined below) on May 19, 1995.

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

                               ERNST & YOUNG LLP

New York, New York
January 24, 1997

                        GRANITE BROADCASTING CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                                     --------------------------------------------
                                                                         1994           1995            1996
                                                                     -------------  -------------  --------------
Net revenue........................................................  $  62,856,425  $  99,894,627  $  129,164,353
Station operating expenses.........................................     37,763,732     55,398,930      72,089,368
Time brokerage agreement fees......................................             --             --         150,000
Depreciation.......................................................      3,420,850      4,513,919       6,144,193
Amortization.......................................................      3,873,152      7,590,885       9,737,136
Corporate expense..................................................      2,162,621      3,131,943       4,799,984
Non-cash compensation expense......................................        281,896        363,384         495,819
                                                                     -------------  -------------  --------------
  Operating income.................................................     15,354,174     28,895,566      35,747,853

Other (income) expenses:
  Equity in net (income) loss of investee..........................       --             (439,033)        995,019
  Interest expense, net............................................     10,707,147     27,026,680      36,765,306
  Non-cash interest expense........................................        841,569      1,738,559       2,086,639
  Other............................................................        307,929        797,576       1,034,351
                                                                     -------------  -------------  --------------
  Income (loss) before income taxes and extraordinary item.........      3,497,529       (228,216)     (5,133,462)
  Provision for income taxes.......................................        450,125        554,884         761,000
                                                                     -------------  -------------  --------------

Income (loss) before extraordinary item............................      3,047,404       (783,100)     (5,894,462)
Extraordinary loss.................................................       --             --            (2,891,250)
                                                                     -------------  -------------  --------------

  Net income (loss)................................................  $   3,047,404  $    (783,100) $   (8,785,712)
                                                                     -------------  -------------  --------------
                                                                     -------------  -------------  --------------

Net loss attributable to common shareholders.......................  $    (687,730) $  (4,368,486) $  (12,310,993)
                                                                     -------------  -------------  --------------
                                                                     -------------  -------------  --------------
  Per common share:
    Loss before extraordinary item.................................  $       (0.15) $       (0.74) $        (1.09)
    Extraordinary loss.............................................       --             --                 (0.34)
                                                                     -------------  -------------  --------------

      Net loss.....................................................  $       (0.15) $       (0.74) $        (1.43)
                                                                     -------------  -------------  --------------
                                                                     -------------  -------------  --------------

Weighted average common shares outstanding.........................      4,497,758      5,920,294       8,611,606

                          See accompanying notes.

                        GRANITE BROADCASTING CORPORATION
                          CONSOLIDATED BALANCE SHEETS


                                                                        DECEMBER 31,
                                                              ----------------------------
    ASSETS                                                       1995             1996
    ------                                                    -----------     ------------

CURRENT ASSETS:
  Cash and cash equivalents...............................    $     95,123     $   555,753
  Accounts receivable, less allowance for doubtful
    accounts ($505,759 in 1995 and $391,910 in 1996)......      26,186,579      27,057,451
  Film contract rights....................................       5,813,366       6,276,660
  Other current assets....................................       3,854,774       9,784,966
                                                              ------------    ------------
      TOTAL CURRENT ASSETS................................      35,949,842      43,674,830

PROPERTY AND EQUIPMENT, NET...............................      32,132,126      33,562,019
FILM CONTRACT RIGHTS AND OTHER NONCURRENT ASSETS..........       3,725,612       4,284,578
DEFERRED FINANCING FEES, less accumulated amortization
  ($2,947,833 in 1995 and $4,049,724 in 1996).............      14,849,529       14,181,662
INTANGIBLE ASSETS, NET....................................     365,564,029      356,860,115
                                                              ------------    -------------
                                                              $452,221,138     $452,563,204
                                                              ============    =============

    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
    ----------------------------------------------

CURRENT LIABILITIES:
  Accounts payable........................................    $  5,285,619     $  4,016,964
  Accrued interest........................................       5,595,610        6,071,378
  Other accrued liabilities...............................       3,500,066        4,497,534
  Film contract rights payable and other current
    liabilities...........................................       6,946,068        9,578,365
                                                              ------------    -------------
      TOTAL CURRENT LIABILITIES...........................      21,327,363       24,164,241

LONG-TERM DEBT............................................     341,000,000      351,560,900
FILM CONTRACT RIGHTS PAYABLE..............................       3,669,534        3,383,428
DEFERRED TAX LIABILITY AND OTHER NONCURRENT LIABILITIES...      31,869,240       31,102,272

COMMITMENTS

REDEEMABLE PREFERRED STOCK................................      45,487,500       45,487,500

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock: 41,000,000 shares authorized consisting
    of 1,000,000 shares of Class A Common Stock, $.01 par
    value, and 40,000,000 shares of Common Stock
    (Nonvoting), $.01 par value; 178,500 shares of Voting
    Common Stock and 8,499,716 shares of Common Stock
    (Nonvoting) (8,218,240 shares at December 31, 1995)
    issued and outstanding................................          83,967           86,782
  Additional paid-in capital..............................      46,864,202       45,547,145
  Accumulated deficit.....................................     (36,590,198)     (45,375,910)
  Less: Unearned compensation.............................      (1,490,470)      (2,506,279)
        Note receivable from officer......................           --            (886,875)
                                                              ------------    --------------
      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)................       8,867,501       (3,135,137)
                                                              ------------    --------------
                                                              $452,221,138     $452,563,204
                                                              ============    ==============

                           See accompanying notes.

                        GRANITE BROADCASTING CORPORATION
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

    For the Years Ended December 31, 1994, 1995 and 1996

                                                    CLASS A     COMMON      SERIES B    SERIES C    ADDITIONAL
                                                    COMMON       STOCK      PREFERRED   PREFERRED     PAID-IN    (ACCUMULATED
                                                     STOCK    (NONVOTING)     STOCK       STOCK       CAPITAL      DEFICIT)
                                                    -------   -----------   ---------   ---------   -----------  ------------
Balance at December 31, 1993......................  $1,785      $42,546      $ 5,006    $ 10,181    $51,362,550  $(38,854,502)
Accretion of and dividends on Series A Redeemable
  Preferred Stock.................................                                                     (91,895 )
Conversion of Redeemable Preferred Stock and
  Series B and Series C Preferred Stock into
  Common Stock (Nonvoting)........................                1,080         (373)       (102)        59,359
Dividend on Cumulative Convertible Exchangeable
  Preferred Stock and Adjustable Rate Preferred
  Stock...........................................                                                  (3,643,239 )
Issuance of 34,000 shares of Common Stock
  (Nonvoting).....................................                  340                                   (340)
Grant of Stock Award under Management Stock
  Plan............................................                                                   1,002,000
Stock expense related to Management Stock Plan....
Net income........................................                                                                 3,047,404
                                                    ------      -------       ------     -------   -----------   -----------
Balance at December 31, 1994......................   1,785       43,966        4,633      10,079    48,688,435   (35,807,098)
Accretion of and dividends on Series A Redeemable
  Preferred Stock.................................                                                     (35,116 )

                                                                       NOTE            TOTAL
                                                      UNEARNED      RECEIVABLE     STOCKHOLDERS'
                                                    COMPENSATION   FROM OFFICER   EQUITY (DEFICIT)
                                                    ------------   ------------   ----------------
Balance at December 31, 1993......................  $  (493,000)    $  --           $12,074,566
Accretion of and dividends on Series A Redeemable
  Preferred Stock.................................                                      (91,895)
Conversion of Redeemable Preferred Stock and
  Series B and Series C Preferred Stock into
  Common Stock (Nonvoting)........................                                       59,964
Dividend on Cumulative Convertible Exchangeable
  Preferred Stock and Adjustable Rate Preferred
  Stock...........................................                                   (3,643,239)
Issuance of 34,000 shares of Common Stock
  (Nonvoting).....................................                                        --
Grant of Stock Award under Management Stock
  Plan............................................   (1,002,000)
Stock expense related to Management Stock Plan....      281,896                         281,896
Net income........................................                                    3,047,404
                                                     ----------        --------     -----------
Balance at December 31, 1994......................   (1,213,104)           --        11,728,696
Accretion of and dividends on Series A Redeemable
  Preferred Stock.................................                                      (35,116)


                                                    CLASS A     COMMON      SERIES B    SERIES C    ADDITIONAL
                                                    COMMON       STOCK      PREFERRED   PREFERRED     PAID-IN    (ACCUMULATED
                                                     STOCK    (NONVOTING)     STOCK       STOCK       CAPITAL      DEFICIT)
                                                    -------   -----------   ---------   ---------   -----------  ------------
Conversion of Series A Redeemable Preferred Stock
  and Series B and C Preferred Stock into
  Common Stock (Nonvoting)........................               36,069       (4,633)     (10,079)  1,200,518
Dividend on Cumulative Convertible Exchangeable
  Preferred Stock and Adjustable Rate Preferred
  Stock...........................................                                                  (3,550,281 )
Exercise of Stock Options.........................                1,574                                 31,376
Issuance of Common Stock (Nonvoting) .............                  573                                   (573 )
Grant of Stock Award under Management Stock
  Plan............................................                                                     640,750
Stock expense related to Management Stock Plan....                                                    (110,907)
Net loss..........................................                                                                 (783,100 )
                                                    -------   -----------   ---------   ---------   -----------  ------------
Balance at December 31, 1995......................   1,785       82,182           --          --    46,864,202   (36,590,198)
Dividend on Cumulative Convertible
Exchangeable Preferred Stock......................                                                  (3,525,281 )
Exercise of Stock Options.........................                2,008                                888,805
Issuance of Common Stock (Nonvoting) .............                  807                                   (807 )
Grant of Stock Award under Management Stock
  Plan............................................                                                   1,511,628

                                                                       NOTE            TOTAL
                                                      UNEARNED      RECEIVABLE     STOCKHOLDERS'
                                                    COMPENSATION   FROM OFFICER   EQUITY (DEFICIT)
                                                    ------------   ------------   ----------------
Conversion of Series A Redeemable Preferred Stock
  and Series B and C Preferred Stock into
  Common Stock (Nonvoting)........................                                    1,221,875
Dividend on Cumulative Convertible Exchangeable
  Preferred Stock and Adjustable Rate Preferred
  Stock...........................................                                   (3,550,281)
Exercise of Stock Options.........................                                       32,950
Issuance of Common Stock (Nonvoting) .............                                           --
Grant of Stock Award under Management Stock
  Plan............................................     (640,750)                             --
Stock expense related to Management Stock Plan....      363,384                         252,477
Net loss..........................................                                     (783,100)
                                                    ------------   ------------   ----------------
Balance at December 31, 1995......................   (1,490,470)           --         8,867,501
Dividend on Cumulative Convertible
Exchangeable Preferred Stock......................                                   (3,525,281)
Exercise of Stock Options.........................                   (886,875)            3,938
Issuance of Common Stock (Nonvoting) .............                                           --
Grant of Stock Award under Management Stock
  Plan............................................   (1,511,628)                             --


                                                    CLASS A     COMMON      SERIES B    SERIES C    ADDITIONAL
                                                    COMMON       STOCK      PREFERRED   PREFERRED     PAID-IN    (ACCUMULATED
                                                     STOCK    (NONVOTING)     STOCK       STOCK       CAPITAL      DEFICIT)
                                                    -------   -----------   ---------   ---------   -----------  ------------
Stock Expense Related to Management Stock Plan....                                                    (191,402 )
Net loss..........................................                                                               (8,785,712 )
                                                    -------   -----------   ---------   ---------   -----------  ------------
Balance at December 31, 1996......................  $1,785      $84,997      $    --    $     --    $45,547,145  $(45,375,910)
                                                    -------   -----------   ---------   ---------   -----------  ------------
                                                    -------   -----------   ---------   ---------   -----------  ------------

                                                                       NOTE            TOTAL
                                                      UNEARNED      RECEIVABLE     STOCKHOLDERS'
                                                    COMPENSATION   FROM OFFICER   EQUITY (DEFICIT)
                                                    ------------   ------------   ----------------
Stock Expense Related to Management Stock Plan..      495,819                         304,417
Net loss..........................................                                   (8,785,712)
                                                    ------------   ------------   ----------------
Balance at December 31, 1996......................  $(2,506,279)    $(886,875)      $(3,135,137)
                                                    ------------   ------------   ----------------
                                                    ------------   ------------   ----------------

See accompanying notes.

                        GRANITE BROADCASTING CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                                    ---------------------------------------------
                                                                        1994            1995            1996
                                                                    -------------  --------------  --------------
Cash flows from operating activities:
Net income (loss).................................................  $   3,047,404  $     (783,100) $   (8,785,712)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of intangible assets and deferred financing fees.....      4,714,721       9,329,444      11,823,775
Extraordinary loss................................................       --              --             2,891,250
Depreciation......................................................      3,420,850       4,513,919       6,144,193
Non-cash compensation expense.....................................        281,896         363,384         495,819
Non-cash deferred income taxes....................................       --             1,115,000         975,000
Deferred income taxes.............................................       --              (824,116)       (589,000)
Equity in net (income) loss of investee...........................       --              (439,033)        995,019
Change in assets and liabilities net of effects from acquisitions of stations:
Increase in accounts receivable...................................     (1,499,860)     (7,528,139)       (870,872)
Increase in accrued liabilities...................................      1,496,559       2,307,778       1,473,236
(Decrease) increase in accounts payable...........................       (420,205)      2,689,051      (1,268,655)
Decrease (increase) in film contract rights and other noncurrent
  assets..........................................................        640,968      (3,448,429)       (517,279)
(Decrease) increase in film contract rights payable and other
  liabilities.....................................................     (3,390,646)      3,222,796       1,193,223
Increase in other assets..........................................     (2,484,068)     (1,712,859)       (668,776)
                                                                    -------------  --------------  --------------
Net cash provided by operating activities.........................      5,807,619       8,805,696      13,291,221
                                                                    -------------  --------------  --------------
Cash flows from investing activities:
Deposit for station acquisition and other related costs...........       --              --            (5,957,000)
Investment in Datacast, LLC.......................................       --              --            (1,500,000)
Payment for acquisitions of stations, net of cash acquired........       --          (228,660,507)       --
Capital expenditures..............................................     (2,627,793)     (7,682,188)     (6,938,477)
                                                                    -------------  --------------  --------------
Net cash used in investing activities.............................     (2,627,793)   (236,342,695)    (14,395,477)
                                                                    -------------  --------------  --------------
Cash flows from financing activities:
Proceeds from bank loan...........................................      1,500,000     174,250,000      34,000,000
Retirement of senior subordinated notes...........................       --              --           (15,500,000)
Proceeds from exercise of stock options...........................       --                32,950           3,938
Repayment of bank borrowings......................................     (1,250,000)   (107,500,000)   (117,500,000)
Redemption of Adjustable Rate Preferred Stock.....................       --            (2,000,000)       --
Payment of deferred financing fees................................       (129,771)    (10,537,110)     (5,363,771)
Proceeds from senior subordinated notes...........................       --           175,000,000     109,450,000
Dividends paid....................................................     (3,564,120)     (3,561,280)     (3,525,281)
Other financing activities........................................        663,894        --              --
                                                                    -------------  --------------  --------------
Net cash provided by (used in) financing activities...............     (2,779,997)    225,684,560       1,564,886
                                                                    -------------  --------------  --------------
Net increase (decrease) in cash and cash equivalents..............        399,829      (1,852,439)        460,630
Cash and cash equivalents, beginning of year......................      1,547,733       1,947,562          95,123
Cash and cash equivalents, end of year............................  $   1,947,562  $       95,123  $      555,753
                                                                    -------------  --------------  --------------
                                                                    -------------  --------------  --------------
Supplemental information:
Cash paid for interest............................................  $  10,176,398  $   24,699,248  $   36,451,009
Cash paid for income taxes........................................        251,512         149,751         112,532
Non-cash investing and financing activities:
Non-cash capital expenditures.....................................        350,409         459,786         635,609


    See accompanying notes.

                        GRANITE BROADCASTING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

 REVENUE RECOGNITION

    The Company recognizes revenue from the sale of advertising at the time the advertisements are aired.

 INTANGIBLES

    Intangible assets at December 31 are summarized as follows:

                                                                    1995            1996
                                                               --------------  --------------
Goodwill.....................................................  $   75,192,619  $   76,202,853
Network affiliations.........................................     247,941,641     247,941,641
Broadcast licenses...........................................      67,896,861      67,896,861
                                                               --------------  --------------
                                                                  391,031,121     392,041,355
Accumulated amortization.....................................     (25,467,092)    (35,181,240)
                                                               --------------  --------------
                                                               $  365,564,029  $  356,860,115
                                                               --------------  --------------
                                                               --------------  --------------

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

 DEFERRED FINANCING FEES

    The Company has incurred certain fees in connection with entering into a bank credit agreement, the sale of 12.75% Debentures (as defined), the sale of Cumulative Convertible Exchangeable Preferred Stock (as defined) the sale of 10 3/8% Notes (as defined) and the sale of 9 3/8% Notes (as defined). The deferred financing fees related to the bank credit agreement are being amortized over seven years, ten years for the 12.75% Debentures, the 10 3/8%

                        GRANITE BROADCASTING CORPORATION

Notes and the 9 3/8% Notes and twelve years for the Cumulative Convertible Exchangeable Preferred Stock. Amortization of deferred financing fees is classified as non-cash interest expense on the consolidated statement of operations.

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

NOTE 2--ACQUISITIONS

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

    The following table summarizes the unaudited consolidated pro forma results of operations for the years ended December 31, 1995 and 1996 assuming the acquisition of WXON-TV, KEYE-TV, WWMT-TV and WKBW-TV had occurred as of January 1, 1995:

                                                                    1995            1996
                                                               --------------  --------------
Net revenue..................................................  $  145,532,000  $  147,231,000
Station operating expenses...................................      74,398,000      78,577,000
Income (loss) before extraordinary item in 1996..............       5,187,000      (1,544,000)
Loss before extraordinary item per common share..............  $        (2.95) $        (2.81)

 TIME BROKERAGE AGREEMENT

    The Company operates WLAJ-TV, the ABC affiliate serving Lansing, Michigan, pursuant to a time brokerage agreement. The terms of the agreement require the Company to pay a monthly fee of $50,000 and reimburse certain expenses in exchange for the right to provide station programming and sell related advertising time. Nevertheless, as the holder of the FCC license, the owner-operator retains full control and responsibility for the operation of the station, including control over all programming broadcast on the station. The time brokerage agreement terminates on the earlier of the date the Company exercises its option to acquire WLAJ-TV or October 17, 2001. The time brokerage agreement may be renewed at the Company's option for an additional five year period. The agreement to acquire substantially all of the assets used in the operation of WLAJ-TV is for $19,400,000 in cash and the assumption of certain liabilities. In connection with this agreement, the Company agreed to provide a loan guarantee of up to $12,000,000 in favor of the owner of WLAJ-TV. The guarantee is collateralized by all of the assets of WLAJ-TV.

                        GRANITE BROADCASTING CORPORATION

NOTE 3--PROPERTY AND EQUIPMENT

    The major classifications of property and equipment are as follows:

                                                          DECEMBER 31,
                                                  -----------------------------
                                                       1995             1996
                                                  -------------   -------------
Land............................................  $   2,527,708   $   2,527,708
Buildings and improvements......................     14,729,378      16,607,496
Furniture and fixtures..........................      4,380,475       5,691,019
Technical equipment and other...................     27,711,903      31,924,360
                                                  -------------   -------------
                                                     49,349,464      56,750,583
Less:Accumulated depreciation...................     17,217,338      23,188,564
                                                  -------------   -------------
Net property and equipment......................  $  32,132,126   $  33,562,019
                                                  -------------   -------------
                                                  -------------   -------------

NOTE 4--OTHER ACCRUED LIABILITIES

      Other accrued liabilities are summarized below:

                                                                           DECEMBER 31,
                                                                    --------------------------
                                                                        1995          1996
                                                                    ------------  ------------
Compensation and benefits.........................................  $  2,001,193  $  2,367,808
Other.............................................................     1,498,873     2,129,726
                                                                    ------------  ------------
Total.............................................................  $  3,500,066  $  4,497,534
                                                                    ------------  ------------
                                                                    ------------  ------------

NOTE 5--OTHER CURRENT ASSETS

     Other current assets are summarized below:

                                                                           DECEMBER 31,
                                                                    --------------------------
                                                                        1995          1996
                                                                    ------------  ------------
Barter and other receivables......................................  $  2,542,824  $  2,400,386
Escrow deposit related to station acquisition and other related
  costs...........................................................       --          5,957,000
Other.............................................................     1,311,950     1,427,580
                                                                    ------------  ------------
Total.............................................................  $  3,854,774  $  9,784,966
                                                                    ------------  ------------
                                                                    ------------  ------------

                        GRANITE BROADCASTING CORPORATION

NOTE 6--LONG-TERM DEBT

    The carrying amounts and fair values of the Company's long-term debt at December 31, are as follows:



                                                    DECEMBER 31, 1995                  DECEMBER 31, 1996
                                               ----------------------------     --------------------------------
                                               CARRYING AMOUNT    FAIR VALUE     CARRYING AMOUNT     FAIR VALUE
                                               ---------------  --------------  ----------------  --------------
Senior Bank Debt..............                    $106,000,000  $  106,000,000   $   22,500,000   $   22,500,000
9 3/8% Senior Subordinated
  Notes, net of unamortized
  discount....................                         --               --           96,060,900       94,087,500
10 3/8% Senior Subordinated
  Notes.......................                     175,000,000     180,278,000      173,000,000      178,622,500
12.75% Senior Subordinated
  Notes.......................                      60,000,000      65,559,600       60,000,000       65,625,000
                                                  ------------  --------------  ----------------  --------------
Total.........................                    $341,000,000  $  351,837,600   $  351,560,900   $  360,835,000
                                                  ------------  --------------  ----------------  --------------
                                                  ------------  --------------  ----------------  --------------

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

    Outstanding principal balances under the Third Amended and Restated Credit Agreement bear interest at floating rates equal to LIBOR (the "LIBOR Rate") plus marginal rates between 1.125% and 2.375% or the prime rate plus marginal rates between 0.0% and 1.125%. The LIBOR Rate was 5.6875% plus a marginal rate of 2.375% at December 31, 1996. The LIBOR Rate was 5.75%--5.938% plus a marginal rate of 2.50% at December 31, 1995. The marginal rate is subject to change based upon changes in the ratio of outstanding principal balances to operating cash flow. The principal amount of the revolving loans are subject to reduction in installments commencing December 31, 1998 through December 31, 2003, when the final payment is due.

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

    The 10 3/8% Notes will be redeemable in the event that on or before May
15, 1998 the Company receives net proceeds from the sale of its Capital Stock (other than Disqualified Stock (each as defined in the Indenture governing the 10 3/8% Notes)), in which case the Company may, at its option and from time to time, use all or a portion of any such net proceeds to redeem certain amounts of the 10 3/8% Notes with certain limitations. In addition, the 10 3/8% Notes are redeemable at any time on or after May 15, 2000, at the option of the Company, in whole or in part from time to time, at certain prices declining annually to 100% of the principal amount on or after May 15, 2002, plus accrued interest. The Company is required to offer to purchase all outstanding 10 3/8% Notes at 101% of the principal amount plus accrued interest in the event of a Change of Control (as defined in the Indenture governing the 10 3/8% Notes).

                        GRANITE BROADCASTING CORPORATION

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

                        GRANITE BROADCASTING CORPORATION

NOTE 7--COMMITMENTS

    Future minimum lease payments under long-term operating leases as of December 31, 1996 are as follows:

1997......................  $  839,000
1998......................     699,000
1999......................     598,000
2000......................     411,000
2001......................     295,000
2002 and thereafter.......   2,402,000
                            ----------
                            $5,244,000
                            ----------
                            ----------

    Rent expense, including escalation charges, was $116,000, $559,000 and $929,000 for the years ended December 31, 1994, 1995 and 1996, respectively.

NOTE 8--REDEEMABLE PREFERRED STOCK

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

    In January 1997, the Company authorized 400,000 shares of its 12-3/4% Cumulative Exchangeable Preferred Stock (the "New Preferred Stock"), par value $.01 per share. In connection with the Company's acquisition of WXON-TV, 150,000 shares of the New Preferred Stock were issued in January 1997 at a price of $1,000 per share. Holders of the New Preferred Stock are entitled to receive dividends at an annual rate of 12-3/4% per share payable semi-annually on April 1 and October 1 of each year. The Third Amended and Restated Credit Agreement currently prohibits the payment of cash dividends on the New Preferred Stock. The Company may elect to pay dividends prior to April 1, 2002 in additional shares of New Preferred Stock. Dividends on the New Preferred Stock are cumulative and accrue without interest, if unpaid.

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

NOTE 9--STOCKHOLDERS' EQUITY

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

                                                                                             1995         1996
                                                                                          ----------  ------------
Pro forma net loss......................................................................  $  969,498  $  9,473,649
Pro forma loss per share:
 Primary................................................................................  $    (0.76) $      (1.51)
 Fully diluted..........................................................................  $    (0.76) $      (1.51)

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

                        GRANITE BROADCASTING CORPORATION

                                                                      1995                       1996
                                                                WEIGHTED-AVERAGE           WEIGHTED-AVERAGE
                                                            -------------------------  -------------------------
                                                                          EXERCISE                   EXERCISE
                                                             OPTIONS        PRICE       OPTIONS        PRICE
                                                            ----------  -------------  ----------  -------------
Outstanding at beginning of year..........................     714,850    $    4.05     1,048,950   $      5.22
Granted...................................................     348,400         7.57     1,029,000         14.19
Exercised.................................................      (7,400)        4.25      (200,750)         4.44
Forfeited.................................................      (6,900)        4.87        (4,500)         7.10
                                                            ----------                 ----------
Outstanding at end of year................................   1,048,950         5.22     1,872,700         10.22
                                                            ----------                 ----------
                                                            ----------                 ----------
Exercisable at end of year................................     480,350         4.24       573,200          5.27
Weighted-average fair value of options granted during the
  year....................................................  $     1.86                 $     3.01

                                    OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
                      ------------------------------------------------  -------------------------------------
         RANGE OF       NUMBER     WEIGHTED-AVERAGE   WEIGHTED-AVERAGE       NUMBER          WEIGHTED-AVERAGE
         EXERCISE     OUTSTANDING      REMAINING          EXERCISE         OUTSTANDING           EXERCISE
          PRICES      @ 12/31/96   CONTRACTUAL LIFE        PRICE            @ 12/31/96             PRICE
      --------------  -----------  -----------------  ----------------  -------------------  ----------------
      $        3--$7        800,500      7 Years       $    5.07              529,600        $    4.71
      $   11.25--$16      1,072,200    4.7 Years       $   14.07               43,600        $   12.80
                          ---------                                        ----------
                          1,872,700                                           573,200

 MANAGEMENT STOCK PLAN

    In April 1993, the Company adopted a Management Stock Plan providing for the grant from time to time of awards denominated in shares of Common Stock (Nonvoting) (the "Bonus Shares") to salaried executive employees of the Company. The Company has set aside a reserve of 750,000 shares of Common Stock (Nonvoting) for grant under the Management Stock Plan. Shares granted generally vest over a five year period. As of December 31, 1996, the Company has allocated a total of 610,875 Bonus Shares pursuant to the Management Stock Plan, 310,175 of which had vested through December 31, 1996. For the years ended December 31, 1994, 1995 and 1996, 84,100, 92,100 and 99,975
shares were granted pursuant to the Management Stock Plan. The weighted-average grant-date fair value of those shares is $3.85, $4.43 and $5.42, respectively.

    The total number of common shares outstanding at December 31, 1996 assuming conversion of all outstanding convertible preferred stock and exercise of all outstanding stock options is as follows:

Class A Common Stock............................................    178,500
Common Stock (Nonvoting)........................................  8,499,716
Conversion of Cumulative Convertible
Exchangeable Preferred Stock....................................  9,097,500
                                                                  ---------
Stock option plans..............................................  1,872,700
                                                                  ---------
                                                                  ---------
                                                                  19,648,416

                        GRANITE BROADCASTING CORPORATION

NOTE 10--INCOME TAXES

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

    The provision for income taxes for the years ended December 31 consists of the following:

                                                                           1994         1995        1996
                                                                       -----------  ----------  ----------
Current taxes:
 Federal.............................................................  $   100,000  $   --      $   --
 State...............................................................      416,125     264,000     375,000
                                                                       -----------  ----------  ----------
                                                                           516,125     264,000     375,000

Deferred taxes:

 Federal.............................................................     (101,000)    154,400     285,700
 State...............................................................       35,000     136,484     100,300
                                                                       -----------  ----------  ----------
                                                                           (66,000)    290,884     386,000
                                                                       -----------  ----------  ----------
Provision for income taxes...........................................  $   450,125  $  554,884  $  761,000
                                                                       -----------  ----------  ----------
                                                                       -----------  ----------  ----------

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

                        GRANITE BROADCASTING CORPORATION

    Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the Company's deferred tax asset and liability as of December 31 are as follows:

                                                                         DECEMBER 31,
                                                                 ----------------------------
                                                                     1995           1996
                                                                 -------------  -------------
Deferred tax liability from excess carrying value of non-
  goodwill intangible assets over tax basis....................  $  31,245,043  $  39,648,565
Deferred tax assets:
Net operating loss carryforward................................     15,168,786     24,293,786
Other..........................................................        400,134        304,862
                                                                 -------------  -------------
Total deferred tax assets......................................     15,568,920     24,598,648
Valuation allowance............................................     (6,542,673)    (7,554,878)
                                                                 -------------  -------------
Net deferred tax assets........................................      9,026,247     17,043,770
                                                                 -------------  -------------
Net deferred tax liability.....................................  $  22,218,796  $  22,604,795
                                                                 -------------  -------------
                                                                 -------------  -------------

    The difference between the U.S. federal statutory tax rate and the Company's effective tax rate for the years ended December 31 is as follows:


                                                                                              1994       1995       1996
                                                                                            ---------  ---------  ---------
U.S. statutory rate.......................................................................       35.0%     (35.0%)    (35.0%)
Nondeductible amortization................................................................        7.4      201.4       22.2
State and local taxes.....................................................................       10.0      160.8        9.3
Alternative minimum tax...................................................................        2.9     --         --
Increase (decrease) in valuation allowance................................................      (42.4)     (84.1)      18.3
                                                                                                  ---  ---------  ---------
Effective tax rate........................................................................       12.9%     243.1%      14.8%
                                                                                                  ---  ---------  ---------
                                                                                                  ---  ---------  ---------

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

NOTE 11--DEFINED CONTRIBUTION PLAN

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

NOTE 12--RELATED PARTY

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

NOTE 13--PRICE RANGE OF COMMON STOCK (NONVOTING) AND CUMULATIVE CONVERTIBLE EXCHANGEABLE PREFERRED STOCK (UNAUDITED)

    The Company's Common Stock (Nonvoting) is traded in the over-the-counter market and is quoted on the Nasdaq National Market under the symbol "GBTVK". The following table sets forth the market price ranges per share of Common Stock (Nonvoting) during 1995 and 1996, as reported by Nasdaq:

                                                                              HIGH        LOW
                                                                            ---------  ---------
1995
First Quarter.............................................................  $   7-3/8  $   6-1/8
Second Quarter............................................................      8-3/8      6-3/4
Third Quarter.............................................................     13-1/4      7-1/2
Fourth Quarter............................................................     11-3/4      8-5/8

1996
First Quarter.............................................................  $  12-1/8  $   9-1/4
Second Quarter............................................................     13-1/2     11-1/4
Third Quarter.............................................................         15     11-1/2
Fourth Quarter............................................................         14      9-7/8

                        GRANITE BROADCASTING CORPORATION

NOTE 13--PRICE RANGE OF COMMON STOCK (NONVOTING) AND CUMULATIVE CONVERTIBLE EXCHANGEABLE PREFERRED STOCK (UNAUDITED)--(Continued)

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

    The Cumulative Convertible Exchangeable Preferred Stock is traded over-the-counter and is quoted on the Nasdaq National Market under the symbol "GBTVP". The following table sets forth the market price ranges per share of Cumulative Convertible Exchangeable Preferred Stock during 1995 and 1996, as reported by Nasdaq:

                                                                             HIGH        LOW
                                                                           ---------  ---------
1995
First Quarter............................................................  $  40-3/8  $  34
Second Quarter...........................................................     45         38-1/4
Third Quarter............................................................     67-1/2     43-1/2
Fourth Quarter...........................................................     58-3/8     48

1996
First Quarter............................................................  $  61-7/8  $  48-1/8
Second Quarter...........................................................     68-5/8     60
Third Quarter............................................................     75-1/2     60
Fourth Quarter...........................................................     75-1/2     50

    As of March 3, 1997, the closing price for the Company's Cumulative Convertible Exchangeable Preferred Stock, as reported by Nasdaq, was $50-5/8 per share.

                                  SCHEDULE II
                        GRANITE BROADCASTING CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS

                                                           ACQUIRED
                                           BALANCE AT   ALLOWANCE FOR    AMOUNT CHARGED     AMOUNT      BALANCE
ALLOWANCE FOR                              BEGINNING       DOUBTFUL         TO COSTS        WRITTEN      AT END
DOUBTFUL ACCOUNTS                           OF YEAR        ACCOUNTS       AND EXPENSES       OFF1       OF YEAR
-----------------------------------------  ----------  ----------------  ---------------  -----------  ----------
For the year ended December 31, 1994.....  $  227,365     $   --           $   347,382     $ 318,920   $  255,827
For the year ended December 31, 1995.....     255,827        229,171           402,619       381,858      505,759
For the year ended December 31, 1996.....     505,759         --               212,665       326,514      391,910

------------------------
(1) Net of recoveries.

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

    (a)2 Financial Statement Schedule

         Schedule II--Granite Broadcasting Corporation:
           Valuation and Qualifying Accounts


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

11.(k)     Statement of Computation of Per Share Earnings.

21.        Subsidiaries of the Company.

23.        Consent of Independent Auditors (Ernst & Young LLP).

27.        Financial Data Schedule.

---------------------------
(1) Incorporated by reference to the similarly numbered exhibits to the Company's Registration Statement No. 33-43770 filed on November
           5, 1991.

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

(j) Incorporated by reference to Exhibit Number 1 to the Company's Current Report on Form 8-K, filed on December 17, 1996.

(k) Incorporated by reference to the similarly numbered exhibit to the Company's Amendment No. 2 to the Registration Statement on Form S-4 (Registration No. 333-24907) filed on June 24, 1997.

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

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 27th day of June, 1997.

                                GRANITE BROADCASTING CORPORATION

                                BY:             /s/ W. DON CORNWELL
                                     -----------------------------------------
                                     W. Don Cornwell
                                     Chief Executive Officr and Chairman
                                     of the Board of Directors

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------
                                Chief Executive Officer
     /s/ W. DON CORNWELL          (Principal Executive
------------------------------    Officer) and Chairman of      June 27, 1997
      (W. Don Cornwell)           the Board of Directors

     /s/ STUART J. BECK         President, Secretary
------------------------------    (Principal Financial          June 27, 1997
       (Stuart J. Beck)           Officer) and Director

    /s/ LAWRENCE I. WILLS       Vice President--Finance and
------------------------------    Controller (Principal         June 27, 1997
     (Lawrence I. Wills)          Accounting Officer)

      /s/ MARTIN F. BECK        Director
------------------------------                                  June 27, 1997
       (Martin F. Beck)

    /s/ JAMES L. GREENWALD      Director
------------------------------                                  June 27, 1997
     (James L. Greenwald)

   /s/ VICKEE JORDAN ADAMS      Director
------------------------------                                  June 27, 1997
    (Vickee Jordan Adams)

    /s/ EDWARD DUGGER III       Director
------------------------------                                  June 27, 1997
     (Edward Dugger III)

                                Director
------------------------------
      (Thomas R. Settle)

 /s/ CHARLES J. HAMILTON, JR.   Director
------------------------------                                  June 27, 1997
   Charles J. Hamilton, Jr.

     /s/ MIKAEL SALOVAARA       Director
------------------------------                                  June 27, 1997
      (Mikael Salovaara)