Form 10-Q
period 1997-06-30
GRANITE BROADCASTING CORP
filed 1997-08-08
CIK 839621

      -------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE   ACT OF 1934

For the quarterly period ended June 30, 1997

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
Yes     X           No
   ------             ------

                    (APPLICABLE ONLY TO CORPORATE ISSUERS:)


  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Class A Voting Common Stock, par value $.01 per share - 178,500 shares outstanding at June 30, 1997; Common Stock (Nonvoting), par value $.01 per share
- 8,588,091 shares outstanding at June 30, 1997.

                         PART I.  FINANCIAL INFORMATION
                        GRANITE BROADCASTING CORPORATION
                           CONSOLIDATED BALANCE SHEET

                                                                 June 30,     December 31,
ASSETS                                                             1997           1996
------                                                         -------------  -------------
                                                                (Unaudited)
Current assets:
 Cash and cash equivalents                                     $  1,922,913   $    555,753
 Accounts receivable, net                                        33,291,455     27,057,451
 Film contract rights                                             5,929,040      6,276,660
 Other assets                                                     5,214,129      9,784,966
                                                               ------------   ------------
       Total current assets                                      46,357,537     43,674,830

Property and equipment, net                                      35,119,556     33,562,019
Film contract rights and other noncurrent assets                  4,068,294      4,284,578
Deferred financing fees, net                                     12,675,056     14,181,662
Intangible assets, net                                          527,572,327    356,860,115
                                                               ------------   ------------
                                                               $625,792,770   $452,563,204
                                                               ============   ============
         LIABILITIES AND STOCKHOLDERS' DEFICIT
         -------------------------------------

Current liabilities:
 Accounts payable                                              $  3,381,173   $  4,016,964
 Accrued interest                                                 6,433,027      6,071,378
 Other accrued liabilities                                        6,663,973      4,497,534
 Film contract rights and other current liabilities              10,704,061      9,578,365
                                                               ------------   ------------
         Total current liabilities                               27,182,234     24,164,241

Long-term debt                                                  382,757,005    351,560,900

Film contract rights payable                                      3,321,577      3,383,428

Deferred tax and other noncurrent liabilities                    30,693,210     31,102,272

Commitments
Redeemable preferred stock                                      197,775,235     45,487,500

Stockholders' deficit:
 Common Stock:  41,000,000 shares authorized consisting of
   1,000,000 shares of Voting Common Stock, $.01 par value,
   and 40,000,000 shares of Common Stock (Nonvoting), $.01
   par value; 178,500 shares of Voting Common Stock and
   8,588,091  shares of Common Stock (Nonvoting) (8,499,716
   shares at December 31, 1996) issued and outstanding               87,665         86,782
 Additional paid-in capital                                      36,179,252     45,547,145
 Accumulated deficit                                            (48,457,932)   (45,375,910)
 Less: Unearned compensation                                     (2,811,601)    (2,506,279)
     Note receivable from officer                                  (886,875)      (886,875)
     Treasury stock                                                 (47,000)           ---
                                                               ------------   ------------
         Total stockholders' deficit                            (15,936,491)    (3,135,137)
                                                               ------------   ------------
                                                               $625,792,770   $452,563,204
                                                               ============   ============




                            See accompanying notes.

                        GRANITE BROADCASTING CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS


                                         Three Months Ended June 30,  Six Months Ended June 30,
                                         ---------------------------  ------------------------

                                           1997          1996            1997          1996
                                       ------------  ------------     -----------  ------------
                                               (Unaudited)                   (Unaudited)

Net revenue                            $41,332,130   $33,961,195    $ 73,629,941   $62,590,830
Station operating expenses              20,752,548    17,009,608      40,549,309    34,527,535
Time brokerage agreement fees              150,000           ---         300,000           ---
Depreciation expense                     1,382,195     1,529,169       2,757,671     3,002,549
Amortization expense                     3,541,325     2,428,510       6,712,061     4,855,977
Corporate expense                        1,812,316     1,021,882       3,286,070     2,011,896
Non-cash compensation expense              186,153       115,319         378,519       229,856
                                       -----------   -----------      ----------   -----------

 Operating income                       13,507,593    11,856,707      19,646,311    17,963,017

Other expenses:
 Equity in net loss of investee            400,000           ---         800,000           ---
 Interest expense, net                  10,010,482     9,198,301      19,788,601    18,048,031
 Non-cash interest expense                 566,933       454,825       1,142,488       978,636
 Other                                     107,344       219,225         299,040       344,858
                                       -----------   -----------      ----------   -----------

Income (loss) before income taxes
 and extraordinary items                 2,422,834     1,984,356      (2,383,818)   (1,408,508)
Provision for income taxes                 227,250       174,600         377,400       235,689
                                       -----------   -----------      ----------   -----------

Income (loss) before
 extraordinary items                     2,195,584     1,809,756      (2,761,218)   (1,644,197)
Extraordinary gain (loss)                      ---       618,902        (320,804)   (2,891,250)
                                       -----------   -----------      ----------   -----------

Net income (loss)                      $ 2,195,584   $ 2,428,658    $ (3,082,022)  $(4,535,447)
                                       ===========   ===========    ============   ===========

Net income (loss) attributable to
 common stockholders                   $(3,688,713)  $ 1,547,338    $(13,163,123)  $(6,298,085)
                                       ===========   ===========    ============   ===========

Per common share:
 Income (loss) before extraordinary
   items                                    $(0.42)        $0.10    $      (1.47)  $     (0.40)
 Extraordinary gain (loss)                      --          0.07           (0.04)        (0.34)
                                       -----------   -----------    ------------   -----------
 Net income (loss)                          $(0.42)        $0.17    $      (1.51)  $     (0.74)
                                       ===========   ===========    ============   ===========

Weighted average common
 shares and equivalents outstanding      8,764,858     9,184,842       8,750,368     8,545,183




                            See accompanying notes.

                       GRANITE BROADCASTING CORPORATION
                      STATEMENT OF STOCKHOLDERS' DEFICIT

                        SIX MONTHS ENDED JUNE 30, 1997
                                  (UNAUDITED)

                                    Class A        Common         Additional
                                    Common         Stock           Paid-in      Accumulated
                                     Stock       (Nonvoting)       Capital        Deficit
                                 -------------   ------------    ------------   ------------
Balance at December 31, 1996     $      1,785    $     84,997    $ 45,547,145   $(45,375,910)
Dividends on redeemable
  preferred stock                                                  (9,887,499)
Accretion of offering costs
  related to Cumulative
  Exchangeable Preferred Stock                                       (193,602)
Exercise of stock options                                  10           5,240
Conversion of redeemable
  preferred stock into Common
  Stock (Nonvoting)                                        50          24,950
Issuance of Common Stock
  (Nonvoting)                                             823            (823)
Repurchase of redeemable
  preferred stock
Grant of Stock Award Under
  Management Stock Plan                                                683,841
Stock expense related to
  Management Stock Plan
Net loss                                                                          (3,082,022)
                                 ------------    ------------    ------------   ------------
Balance at June 30, 1997         $      1,785    $     85,880    $ 36,179,252   $(48,457,932)
                                 ============    ============    ============   ============

                                                                                            Total
                                   Unearned        Note Receivable       Treasury        Stockholders'
                                 Compensation       from Officer          Stock            Deficit
                                 ------------      ---------------     ------------      ------------
Balance at December 31, 1996     $ (2,506,279)      $   (886,875)      $          0      $ (3,135,137)
Dividends on redeemable
  preferred stock                                                                          (9,887,499)
Accretion of offering costs
  related to Cumulative
  Exchangeable Preferred Stock                                                               (193,602)
Exercise of stock options                                                                       5,250
Conversion of redeemable
  preferred stock into Common
  Stock (Nonvoting)                                                                            25,000
Issuance of Common Stock
  (Nonvoting)                                                                                       -
Repurchase of redeemable
  preferred stock                                                           (47,000)          (47,000)
Grant of Stock Award Under
  Management Stock Plan              (683,841)                                                      -
Stock expense related to
  Management Stock Plan               378,519                                                 378,519
Net loss                                                                                   (3,082,022)
                                 ------------       ------------       ------------      ------------
Balance at June 30, 1997         $ (2,811,601)      $   (886,875)      $    (47,000)     $(15,936,491)
                                 ============       ============       ============      ============

                            See accompanying notes.

                        GRANITE BROADCASTING CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                 Six Months Ended June 30,
                                                                 -------------------------
                                                                   1997             1996
                                                                  -----             ----
                                                                        (Unaudited)
Cash flows from operating activities:
 Net loss                                                   $  (3,082,022)    $  (4,535,447)
 Adjustments to reconcile net loss to net cash
   provided by operating activities:
    Amortization of intangible assets                           6,712,061         4,855,977
    Depreciation                                                2,757,671         3,002,549
    Non-cash compensation expense                                 378,519           229,856
    Non-cash interest expense                                   1,142,488           978,636
    Equity in net loss of investee                                800,000               ---
    Extraordinary loss                                            320,804         2,891,250

   Change in assets and liabilities net of effects from
     acquisitions of stations:
     Increase in accounts receivable                           (6,234,004)       (1,010,455)
     Increase (decrease) in accounts payable and
      accrued liabilities                                       1,761,489        (1,927,382)
     Decrease in film contract rights and other assets          3,318,740         2,196,964
     Decrease in film contract rights
      payable and other liabilities                            (2,437,093)       (1,325,999)
     Increase in other assets                                  (1,294,040)         (951,601)
                                                            -------------     -------------
   Net cash provided by operating activities                    4,144,613         4,404,348

Cash flows from investing activities:
 Payment for acquisitions of stations, net of cash acquired  (172,713,906)              ---
 Investment in Datacast                                          (750,000)              ---
 Capital expenditures                                          (2,387,718)       (3,689,327)
                                                            -------------     -------------
   Net cash used in investing activities                     (175,851,624)       (3,689,327)

Cash flows from financing activities:
 Proceeds from bank loan                                       54,500,000        18,500,000
 Repayment of bank debt                                        (4,000,000)     (107,000,000)
 Proceeds from preferred stock offering, net                  143,993,950               ---
 Proceeds from senior subordinated notes                              ---       109,450,000
 Repurchase of senior subordinated notes                      (19,405,000)      (15,500,000)
 Dividends paid                                                (1,762,156)       (1,762,638)
 Payment of deferred financing fees                              (210,873)       (3,305,771)
 Other financing activities                                       (41,750)              ---
                                                            -------------     -------------
   Net cash provided by financing activities                  173,074,171           381,591
                                                            -------------     -------------

Net increase in cash and cash equivalents                       1,367,160         1,096,612
Cash and cash equivalents, beginning of period                    555,753            95,123
                                                            -------------     -------------

Cash and cash equivalents, end of period                    $   1,922,913     $   1,191,735
                                                            =============     =============

Supplemental information:
 Cash paid for interest                                     $  19,418,807     $  17,957,728
 Income taxes paid                                                193,000            42,000
 Non-cash capital expenditures                                    310,024           277,902
 Stock dividend                                                 3,240,625               ---
 Other non-cash financing activity                                    ---           886,875



                            See accompanying notes.

                        GRANITE BROADCASTING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Note 1 -  Basis of presentation
--------------------------------

The accompanying unaudited consolidated financial statements include the accounts of Granite Broadcasting Corporation and its subsidiaries (the "Company"), have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three and six-month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the Company's consolidated financial statements and notes thereto for the year ended December 31, 1996 which were included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. All significant intercompany accounts and transactions have been eliminated. Certain amounts in the prior year have been reclassified to conform to 1997 presentation. Data at and for the year ended December 31, 1996 are derived from the Company's audited consolidated financial statements.

In the opinion of management, all adjustments of a normal recurring nature which are necessary for a fair presentation of the results for the interim periods have been made.

Note 2 - Acquisitions
---------------------

On January 31, 1997, the Company acquired substantially all of the assets of WXON-TV, the WB affiliate serving Detroit, Michigan, for $175,000,000 and the assumption of certain liabilities. The Company financed the acquisition by borrowing approximately $27,500,000 under its credit agreement and issuing 150,000 shares of its 12-3/4% Cumulative Exchangeable Preferred Stock, par value $0.01 per share (the "New Preferred Stock"), at $1,000 per share. Dividends on the New Preferred Stock are payable semi-annually on April 1 and October 1 of each year. The Company may elect to pay dividends prior to April 1, 2002 in additional shares of New Preferred Stock. Dividends on the New Preferred Stock are cumulative and accrue without interest, if unpaid.

Note 3 - Long term debt
-----------------------

In March 1997, the Company purchased $19,405,000 face amount of its 9-3/8% Senior Subordinated Notes due December 1, 2005 (the "9-3/8% Notes") at a discount. As a result, the Company recognized an extraordinary loss, after the write-off of a portion of related deferred financing fees, of $320,804.

Note 4 -  Net income (loss) per common share
--------------------------------------------

Net loss per common share for the three month period ended June 30, 1997 and the six month periods ended June 30, 1997 and 1996 is calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding. The inclusion of additional shares assuming the exercise of outstanding stock options and the conversion of certain preferred stock into Common Stock (Nonvoting) would have been antidilutive for those periods presented. Net income per common share for the three month period ended June 30, 1996 is calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock and common stock equivalents outstanding. The calculation assumes the conversion of certain convertible preferred stock and the exercise of certain outstanding stock options.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128 "Earnings Per Share" (FAS 128), which establishes new standards for computing and presenting earnings per share. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Management does not believe that the implementation of FAS 128 will have a material impact on the Company's per share amounts.

Note 5 - Related party transactions
-----------------------------------

On April 16, 1997, the Company made a loan to an officer in the amount of $441,530 to pay certain personal taxes. The loan is a term loan which provides for an annual interest rate of 8%, payable annually on April 16 of each year, with all principal and remaining interest due on April 16, 2001.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction
------------

The consolidated financial statements of the Company reflect increases between the three and six month periods ended June 30, 1997 and 1996 in substantially all line items. The principal reasons for such increases are the acquisition of WXON-TV, the WB affiliate serving Detroit, Michigan, on January 31, 1997 and the operation of WLAJ-TV, the ABC affiliate serving Lansing, Michigan, under a time
brokerage agreement which commenced in October 1996.   It is anticipated that
the Company's consolidated financial statements for the year ended December 31, 1997 will reflect significant increases in substantially all line items compared to the prior year due to the acquisition of WXON-TV and the operation of WLAJ-TV.

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

The following table sets forth certain operating data for the three month and six month periods ended June 30, 1997 and 1996:


                                  Three Months Ended June 30,  Six Months Ended June 30,
                                  ---------------------------  -------------------------
                                      1997           1996          1997         1996
                                  -------------  ------------  ------------  -----------

Operating income                    $13,508,000   $11,856,000   $19,646,000  $17,963,000
Add:
 Time brokerage agreement fees          150,000           ---       300,000          ---
 Depreciation and amortization        4,923,000     3,958,000     9,470,000    7,858,000
 Corporate expense                    1,812,000     1,022,000     3,286,000    2,012,000
 Non-cash compensation                  186,000       115,000       379,000      230,000
                                    -----------   -----------   -----------  -----------

Broadcast cash flow                 $20,579,000   $16,951,000   $33,081,000  $28,063,000
                                    ===========   ===========   ===========  ===========


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

Three Months Ended June 30, 1997 and 1996
-----------------------------------------

Net revenue for the three months ended June 30, 1997 totaled $41,332,000, an increase of $7,371,000 or 22 percent compared to $33,961,000 for the three months ended June 30, 1996. Of the increase, $5,559,000 was due to the inclusion of three months of operations of WXON-TV and WLAJ-TV. The remaining increase was primarily due to increased local and national advertising revenue and incremental revenue from the Company's various internet ventures, partially offset by lower political advertising revenue in a non-election year.

Station operating expenses for the three months ended June 30, 1997 totaled $20,753,000, an increase of $3,743,000 or 22 percent compared to $17,010,000 for
the three months ended June 30, 1996.   Of the increase, $2,124,000 was due to
the inclusion of three months of operations of WXON-TV and WLAJ-TV. The remaining increase was primarily due to increased news and administrative expenses.

Depreciation and amortization increased by $965,000, or 24 percent during the three months ended June 30, 1997 compared to the same period a year earlier, primarily due to the inclusion of three months of operations of WXON-TV and WLAJ-TV. Corporate expense increased $790,000, or 77 percent during the three months ended June 30, 1997 compared to the same period a year earlier, primarily due to higher administrative costs associated with the expansion of the Company's corporate office to manage its expanded station group. Non-cash compensation expense increased $71,000 or 62 percent during the three months ended June 30, 1997 compared to the same period a year earlier due to the granting of additional awards payable in Common Stock (Nonvoting) to certain executive employees of the Company under the Company's Management Stock Plan.

The equity in net loss of investee of $400,000 for the three months ended June 30, 1997 resulted from the Company recognizing its pro rata share of the net loss of Datacast, LLC under the equity method of accounting. Net interest expense was $10,010,000 compared to $9,198,000 a year earlier, an increase of 9 percent, primarily due to higher levels of outstanding indebtedness as a result of the acquisition of WXON-TV. Non-cash interest expense totaled $567,000 for the three months ended June 30, 1997, an increase of $112,000 or 25 percent compared to the same period a year earlier, due to the amortization of additional deferred financing fees incurred in connection with the amendment and restatement of the Company's credit facility which was amended and restated on September 4, 1996.

Six Months Ended June 30, 1997 and 1996
---------------------------------------

Net revenues for the six months ended June 30, 1997 totaled $73,630,000, an increase of $11,039,000 or 18 percent compared to $62,591,000 for the six months ended June 30, 1996. Of the increase, $9,140,000 resulted from the inclusion of five months of operations of WXON-TV and six months of operations of WLAJ-TV. The remaining increase was primarily due to increased local and national advertising revenue and incremental revenue from the Company's various internet ventures, partially offset by lower political advertising revenue in a non-election year.

Station operating expenses totaled $40,549,000, an increase of $6,021,000 or 17 percent compared to $34,528,000 for the six months ended June 30, 1996. Of the increase, $3,492,000 was due to the inclusion of five months of operations of WXON-TV and six months of operations of WLAJ-TV. The remaining increase was primarily due to increased news and administrative expenses.

Depreciation and amortization increased by $1,612,000, or 21 percent during the six months ended June 30, 1997 compared to the same period a year earlier, primarily due to the inclusion of five months of operations of WXON-TV and six months of operations of WLAJ-TV. Corporate expense increased $1,274,000, or 63 percent during the six months ended June 30, 1997 compared to the same period a year earlier, primarily due to higher administrative costs associated with the expansion of the Company's corporate office to manage its expanded station group. Non-cash compensation expense increased $149,000 or 65 percent during the six months ended June 30, 1997 compared to the same period a year earlier due to the granting of additional awards payable in Common Stock (Nonvoting) to certain executive employees under the Company's Management Stock Plan

The equity in net loss of investee of $800,000 for the six months ended June 30, 1997 resulted from the Company recognizing its pro rata share of the net loss of Datacast, LLC under the equity method of accounting. Net interest expense was $19,789,000 compared to $18,048,000 a year earlier, an increase of 10 percent, primarily due to higher levels of outstanding indebtedness as a result of the acquisition of WXON-TV. Non-cash interest expense totaled $1,142,000 for the six months ended June 30, 1997, an increase of $163,000 or 17 percent compared to the same period a year earlier, primarily due to the amortization of additional deferred financing fees incurred in connection with the amendment and restatement of the Company's credit facility which was amended and restated on September 4, 1996, offset in part, by the write-off of a portion of deferred financing fees in conjunction with the repurchase of the Company's 9 3/8% Notes.

During the six months ended June 30, 1997, the Company purchased $19,405,000 face amount of its 9-3/8% Notes at a discount. In connection with the repurchase of this debt, the Company recognized an extraordinary loss, after the write-off of a portion of related deferred financing fees, of $321,000. During the six months ended June 30, 1996, the Company recognized a net extraordinary loss on the early extinguishment of debt of $2,891,000.

Liquidity and Capital Resources
-------------------------------

In October 1996, the Company entered into agreements with the owner of WLAJ-TV, including a time brokerage agreement pursuant to which the Company operates WLAJ-TV and an agreement to acquire substantially all the assets used in the operation of WLAJ-TV for approximately $19.4 million in cash and the assumption of certain liabilities. The Company anticipates financing the acquisition of WLAJ-TV with borrowings under its credit agreement's revolving working capital facility. In connection with these agreements, the Company agreed to provide a loan guarantee of up to $12,000,000 in favor of the owner of WLAJ-TV.

On January 31, 1997, the Company acquired substantially all of the assets of WXON-TV for $175,000,000 and the assumption of certain liabilities. The Company financed the acquisition through the sale of 150,000 shares of its New Preferred Stock at $1,000 per share and borrowings of $27,500,000 under its credit agreement.

The Company has called for redemption, effective September 1, 1997, all outstanding 12.75% Senior Subordinated Debentures at 106.375% of the principal amount thereof, plus accrued interest, for an aggregate consideration of $67,650,000. The Company anticipates using borrowings under its credit agreement to fund this redemption.

The Company's credit agreement allows for revolving credit borrowings of $200,000,000 and permits borrowings of up to $300,000,000 in the aggregate. The revolving credit facility can be used to fund future acquisitions of broadcast stations and for general corporate purposes. As of July 31, 1997, subject to compliance with financial covenants, the Company had $128,000,000 of the revolving credit facility borrowings available for acquisitions and working capital purposes.

Cash flows provided by operating activities were $4,145,000 during the six months ended June 30, 1997 compared to cash flows provided by operating activities of $4,404,000 during the six months ended June 30, 1996, a decrease of $259,000 or less than 6 percent. Such decrease was primarily a result of an increase in net operating assets and higher cash interest expense, offset, in part, by higher operating cash flow.

Cash flows used in investing activities were $175,852,000 during the six months ended June 30, 1997, compared to $3,689,000 during the six months ended June 30, 1996. Cash flows used in investing activities during the six months ended June 30, 1997 related primarily to the acquisition of WXON-TV while cash flows used in investing activities during the six months ended June 30, 1996 were related entirely to capital expenditures.

Cash flows provided by financing activities were $173,074,000 during the six months ended June 30, 1997 compared to cash flows provided by financing activities of $382,000 during the six months ended June 30, 1996. The increase resulted primarily from the issuance of the New Preferred Stock, an increase in net borrowings and a decrease in payments for deferred financing fees.

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

         Not applicable

ITEM 5.  Other Information
         -----------------

         Not applicable

ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         a.  Exhibits
             --------

              3.4 First Amendment to the Third Amended and Restated Credit Agreement.

              11.  Statement of Computation of Per Share Earnings.

              27.  Financial Data Schedule.

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



                                GRANITE BROADCASTING CORPORATION
                                            Registrant


Date August 8, 1997             /s/       W. DON CORNWELL
                                ----------------------------------------------
                                            (W. Don Cornwell)
                                          Chief Executive Officer


Date August 8, 1997             /s/       LAWRENCE I. WILLS
                                ----------------------------------------------
                                            (Lawrence I. Wills)
                                     Vice President, Finance and Controller
                                       (Principal Accounting Officer)