Form 10-Q
period 1997-09-30
GRANITE BROADCASTING CORP
filed 1997-11-10
CIK 839621

            _______________________________________________________

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                    (APPLICABLE ONLY TO CORPORATE ISSUERS:)

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
     Class A Voting Common Stock, par value $.01 per share - 178,500 shares outstanding at September 30, 1997; Common Stock (Nonvoting), par value $.01 per share - 8,588,841 shares outstanding at September 30, 1997.

                          PART I. FINANCIAL INFORMATION
                        GRANITE BROADCASTING CORPORATION
                           CONSOLIDATED BALANCE SHEET

                                                                                     September 30,          December 31,
                  ASSETS                                                                 1997                   1996
                  ------                                                           ----------------         -------------
                                                                                      (Unaudited)
Current assets:
    Cash and cash equivalents                                                      $      3,431,630         $     555,753
    Accounts receivable, net                                                             30,257,416            27,057,451
    Film contract rights                                                                 11,409,422             6,276,660
    Other assets                                                                          5,797,224             9,784,966
                                                                                   ----------------      ----------------
              Total current assets                                                       50,895,692            43,674,830

Property and equipment, net                                                              35,429,774            33,562,019
Film contract rights and other noncurrent assets                                          5,091,536             4,284,578
Deferred financing fees, net                                                             10,709,214            14,181,662
Intangible assets, net                                                                  524,492,805           356,860,115
                                                                                   ----------------      ----------------
                                                                                   $    626,619,021         $ 452,563,204
                                                                                   ================      ================
                LIABILITIES AND STOCKHOLDERS' DEFICIT
                -------------------------------------

Current liabilities:
    Accounts payable                                                               $      2,350,787         $   4,016,964
    Accrued interest                                                                     10,489,077             6,071,378
    Other accrued liabilities                                                             6,617,698             4,497,534
    Film contract rights and other current liabilities                                   13,319,750             9,578,365
                                                                                   ----------------      ----------------
                Total current liabilities                                                32,777,312            24,164,241

Long-term debt                                                                          382,768,015           351,560,900

Film contract rights payable                                                              6,716,185             3,383,428

Deferred tax and other noncurrent liabilities                                            30,632,317            31,102,272

Commitments
Redeemable preferred stock                                                              202,678,828            45,487,500

Stockholders' deficit:
    Common Stock: 41,000,000 shares authorized consisting of 1,000,000 shares of
      Voting Common Stock, $.01 par value, and 40,000,000 shares of Common Stock
      (Nonvoting), $.01 par value; 178,500 shares of Voting Common Stock and
      8,588,841 shares of Common Stock (Nonvoting) (8,499,716
      shares at December 31, 1996) issued and outstanding                                    87,673                86,782
    Additional paid-in capital                                                           30,591,779            45,547,145
    Accumulated deficit                                                                 (55,887,051)          (45,375,910)
    Less: Unearned compensation                                                          (2,812,162)           (2,506,279)
          Note receivable from officer                                                     (886,875)             (886,875)
          Treasury stock                                                                    (47,000)                  ---
                                                                                   -----------------     ----------------
                Total stockholders' deficit                                             (28,953,636)           (3,135,137)
                                                                                   -----------------     -----------------
                                                                                   $    626,619,021         $ 452,563,204
                                                                                   ================      ================


                            See accompanying notes.

                       GRANITE BROADCASTING CORPORATION
                     CONSOLIDATED STATEMENT OF OPERATIONS

                                                 Three Months Ended September 30,            Nine Months Ended September 30,
                                             ----------------------------------------     ------------------------------------

                                                    1997                     1996               1997                 1996
                                                    ----                     ----               ----                 ----
                                                            (Unaudited)                               (Unaudited)
Net revenue                                  $    37,159,092           $   29,467,805     $   110,789,033      $    92,058,635
Station operating expenses                        20,967,636               17,440,319          61,516,945           51,967,854
Time brokerage agreement fees                        150,000                      ---             450,000                  ---
Depreciation expense                               1,418,000                1,571,252           4,175,671            4,573,801
Amortization expense                               3,556,073                2,442,170          10,268,134            7,298,148
Corporate expense                                  1,665,539                1,235,343           4,951,609            3,247,239
Non-cash compensation expense                        296,627                  126,402             675,146              356,258
                                             ---------------           --------------     ---------------      ---------------

    Operating income                               9,105,217                6,652,319          28,751,528           24,615,335

Other expenses:
    Equity in net loss of investee                   400,000                      ---           1,200,000                  ---
    Interest expense, net                          9,697,306                9,172,025          29,485,907           27,220,056
    Non-cash interest expense                        543,298                  542,906           1,685,786            1,521,541
    Other                                            439,717                  366,433             738,757              711,291
                                             ---------------           --------------     ---------------      ---------------
Loss before income taxes
    and extraordinary item                        (1,975,104)              (3,429,045)         (4,358,922)          (4,837,553)
Provision for income taxes                           205,700                   77,007             583,100              312,696
                                             ---------------           --------------     ---------------      ---------------

Loss before extraordinary item                    (2,180,804)              (3,506,052)         (4,942,022)          (5,150,249)
Extraordinary loss                                (5,248,315)                     ---          (5,569,119)          (2,891,250)
                                             ---------------           --------------     ----------------     ---------------

Net loss                                     $    (7,429,119)          $   (3,506,052)    $   (10,511,141)     $    (8,041,499)
                                             ================          ===============    ================     ================

Net loss attributable to
    common stockholders                      $   (13,317,709)          $   (4,387,372)    $   (26,480,832)     $   (10,685,456)
                                           ==================          ===============    ================     ================

Per common share:
    Loss before extraordinary item           $         (0.92)          $        (0.51)    $         (2.39)     $         (0.91)
    Extraordinary loss                                ( 0.60)                     ---               (0.64)               (0.34)

                                              ---------------           -------------      ---------------      ---------------
    Net loss                                 $         (1.52)          $        (0.51)    $         (3.03)     $         (1.25)
                                             ================          ==============    =================     ================

Weighted average common
    shares outstanding                             8,767,216                8,667,841           8,755,984            8,589,403


                            See accompanying notes.

                       GRANITE BROADCASTING CORPORATION
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

                     Nine Months Ended September 30, 1997
                                  (Unaudited)


                                    Class A          Common            Additional
                                     Common          Stock              Paid-in            Accumulated         Unearned
                                     Stock        (Nonvoting)           Capital               Deficit         Compensation
                                 --------------- ---------------    ---------------        ---------------  ----------------
Balance at December 31, 1996         $1,785         $84,997          $45,547,145            $(45,375,910)      $(2,506,279)
Dividends on redeemable
  preferred stock                                                    (15,652,892)
Accretion of offering costs
  related to Cumulative
  Exchangeable Preferred Stock                                          (316,799)
Exercise of stock options                                18                9,170
Conversion of redeemable
  preferred stock into Common
  Stock (Nonvoting)                                      50               24,950
Issuance of Common Stock
  (Nonvoting)                                           823                 (823)
Repurchase of redeemable
  preferred stock
Grant of Stock Award Under
  Management Stock Plan                                                  981,028                                  (981,028)
Stock expense related to
  Management Stock Plan                                                                                            675,146
Net loss                                                                                     (10,511,141)
                                 --------------- --------------- -----------------  ---------------------- --------------------

Balance at September 30, 1997        $1,785         $85,888          $30,591,779            $(55,887,051)      $(2,812,162)
                                 =============== =============== ================== ======================= ==================

                                                                           Total
                                 Note Receivable     Treasury          Stockholders'
                                  from Officer        Stock               Deficit
                                ----------------- --------------- --------------------
Balance at December 31, 1996        $(886,875)                $0        $(3,135,137)
Dividends on redeemable
  preferred stock                                                       (15,652,892)
Accretion of offering costs
  related to Cumulative
  Exchangeable Preferred Stock                                             (316,799)
Exercise of stock options                                                     9,188
Conversion of redeemable
  preferred stock into Common
  Stock (Nonvoting)                                                          25,000
Issuance of Common Stock
  (Nonvoting)                                                                     -
Repurchase of redeemable
  preferred stock                                        (47,000)           (47,000)
Grant of Stock Award Under
  Management Stock Plan                                                           -
Stock expense related to
  Management Stock Plan                                                     675,146
Net loss                                                                (10,511,141)
                                ----------------- --------------- --------------------

Balance at September 30, 1997      $(886,875)           $(47,000)      $(28,953,636)
                                ================= =============== ====================


                        GRANITE BROADCASTING CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                              Nine Months Ended September 30,
                                                                          --------------------------------------
                                                                                1997                    1996
                                                                                ----                    ----
                                                                                        (Unaudited)
Cash flows from operating activities:
    Net loss                                                              $   (10,511,141)     $     (8,041,499)
    Adjustments to reconcile net loss to net cash
      provided by operating activities:
        Amortization of intangible assets                                      10,268,134             7,298,148
        Depreciation                                                            4,175,671             4,573,801
        Non-cash compensation expense                                             675,146               356,258
        Non-cash interest expense                                               1,685,786             1,521,541
        Equity in net loss of investee                                          1,200,000                   ---
        Extraordinary loss                                                      5,569,119             2,891,250

      Change in assets and liabilities net of effects from
         acquisitions of stations:
         (Increase) decrease in accounts receivable                            (3,199,965)            3,516,245
         Increase in accounts payable and accrued liabilities                   4,740,878             2,874,451
         Increase in film contract rights and other assets                     (3,334,884)           (2,922,514)
         Increase in film contract rights payable and other liabilities         3,512,311             2,729,279
         Increase in other assets                                              (2,675,860)           (1,989,039)
                                                                          ---------------      ----------------
      Net cash provided by operating activities                                12,105,195            12,807,921

Cash flows from investing activities:
    Payment for acquisitions of stations, net of cash acquired               (172,713,906)                  ---
    Investment in Datacast                                                     (1,000,000)                  ---
    Capital expenditures                                                       (4,115,936)           (5,062,410)
                                                                          ---------------      ----------------
      Net cash used in investing activities                                  (177,829,842)           (5,062,410)

Cash flows from financing activities:
    Proceeds from bank loan                                                   121,500,000            16,500,000
    Repayment of bank debt                                                    (11,000,000)         (107,000,000)
    Proceeds from preferred stock offering, net                               143,889,789                   ---
    Proceeds from senior subordinated notes                                           ---           109,450,000
    Repurchase of senior subordinated notes                                   (82,897,588)          (15,500,000)
    Dividends paid                                                             (2,642,992)           (2,643,957)
    Payment of deferred financing fees                                           (210,873)           (5,391,444)
    Other financing activities                                                    (37,812)                3,938
                                                                          ---------------      ----------------
      Net cash provided by (used in) financing activities                     168,600,524            (4,581,463)
                                                                          ---------------      ----------------
Net increase in cash and cash equivalents                                       2,875,877             3,164,048
Cash and cash equivalents, beginning of period                                    555,753                95,123
                                                                          ---------------      ----------------
Cash and cash equivalents, end of period                                  $     3,431,630      $      3,259,171
                                                                          ===============      ================
Supplemental information:
    Cash paid for interest                                                $    25,084,723       $    22,472,970
    Income taxes paid                                                             193,000               116,593
    Non-cash capital expenditures                                                 393,685               397,024
    Stock dividend                                                              3,240,625                   ---
    Other non-cash financing activity                                                 ---               886,875

                            See accompanying notes.

                       GRANITE BROADCASTING CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Note 1 -  Basis of presentation
-------------------------------

The accompanying unaudited consolidated financial statements include the accounts of Granite Broadcasting Corporation and its subsidiaries (the "Company"), have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three and nine-month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the Company's consolidated financial statements and notes thereto for the year ended December 31, 1996 which were included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. All significant intercompany accounts and transactions have been eliminated. Certain amounts in the prior year have been reclassified to conform to 1997 presentation. Data at and for the year ended December 31, 1996 are derived from the Company's audited consolidated financial statements.

In the opinion of management, all adjustments of a normal recurring nature which are necessary for a fair presentation of the results for the interim periods have been made.

Note 2 - Acquisitions
---------------------

On January 31, 1997, the Company acquired substantially all of the assets of WDWB-TV (formerly called WXON-TV), the WB affiliate serving Detroit, Michigan, for $175,000,000 and the assumption of certain liabilities. The Company financed the acquisition by borrowing approximately $27,500,000 under its credit agreement and issuing 150,000 shares of its 12-3/4% Cumulative Exchangeable Preferred Stock, par value $0.01 per share (the "New Preferred Stock"), at $1,000 per share. Dividends on the New Preferred Stock are payable semi-annually on April 1 and October 1 of each year. The Company may elect to pay dividends prior to April 1, 2002 in additional shares of New Preferred Stock. Dividends on the New Preferred Stock are cumulative and accrue without interest, if unpaid.

On October 3, 1997, the Company entered into an agreement to acquire KOFY-TV, the WB Network affiliated television station serving San Francisco-Oakland-San Jose, California, the nation's fifth largest television market, for $173,750,000. The Company presently contemplates financing the acquisition with debt, equity or a combination thereof.

Note 3 - Long term debt
-----------------------

In March, the Company purchased $19,405,000 face amount of its 9-3/8% Senior Subordinated Notes due December 1, 2005 (the "9-3/8% Notes") at a discount. As a result, the Company recognized an extraordinary loss, after the write-off of a portion of related deferred financing fees, of $320,804 in the first quarter of 1997. In September, the Company exercised its option to redeem the entire outstanding $60,000,000 principal amount of its 12.75% Senior Subordinated Debentures, due September 1, 2002 (the "12.75% Notes"), at a redemption price of 106.375% of the principal amount thereof. As a result, the Company recognized an extraordinary loss, including the write-off of a portion of related deferred financing fees, of $5,248,315 in the third quarter of 1997.

                       GRANITE BROADCASTING CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                  (UNAUDITED)

Note 4 -  Net loss per common share
-----------------------------------

Net loss per common share for the three month periods ended September 30, 1997 and 1996 and the nine month periods ended September 30, 1997 and 1996 is calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding. The inclusion of additional shares assuming the exercise of outstanding stock options and the conversion of certain preferred stock into Common Stock (Nonvoting) would have been antidilutive for those periods presented.

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction
------------

The consolidated financial statements of the Company reflect increases between the three and nine month periods ended September 30, 1997 and 1996 in substantially all line items. The principal reasons for such increases are the acquisition of WDWB-TV (formerly called WXON-TV), the WB affiliate serving Detroit, Michigan, on January 31, 1997 and the operation of WLAJ-TV, the ABC affiliate serving Lansing, Michigan, under a time brokerage agreement which commenced in October 1996. It is anticipated that the Company's consolidated financial statements for the year ended December 31, 1997 will reflect significant increases in substantially all line items compared to the prior year primarily due to the acquisition of WDWB-TV and the operation of WLAJ-TV.

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

The following table sets forth certain operating data for the three month and nine month periods ended September 30, 1997 and 1996:



                                               Three Months Ended September 30,         Nine months ended September 30,
                                           ------------------------------------      -------------------------------------
                                                  1997                 1996                      1997              1996
                                                  ----                 ----                      ----              ----
Operating income                               $   9,105,000    $      6,653,000        $     28,751,000   $    24,616,000
Add:
    Time brokerage agreement fees                    150,000                 ---                 450,000              ---
    Depreciation and amortization                  4,974,000           4,013,000              14,444,000        11,872,000
    Corporate expense                              1,665,000           1,235,000               4,952,000         3,247,000
    Non-cash compensation                            297,000             126,000                 675,000           356,000
                                           -----------------    ----------------        ----------------   ---------------

Broadcast cash flow                        $      16,191,000    $     12,027,000        $     49,272,000   $    40,091,000
                                           =================    ================        ================   ===============


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

Three Months Ended September 30, 1997 and 1996
----------------------------------------------

Net revenue for the three months ended September 30, 1997 totaled $37,159,000, an increase of $7,691,000 or 26 percent compared to $29,468,000 for the three months ended September 30, 1996. Of the increase, $5,097,000 was due to the inclusion of three months of operations of WDWB-TV and WLAJ-TV. The remaining increase was primarily due to increased local and national advertising revenue and incremental revenue from the Company's internet ventures, partially offset by lower political advertising revenue in a non-election year.

Station operating expenses for the three months ended September 30, 1997 totaled $20,968,000, an increase of $3,528,000 or 20 percent compared to $17,440,000 for the three months ended September 30, 1996. Of the increase, $2,221,000 was due to the inclusion of three months of operations of WDWB-TV and WLAJ-TV. The remaining increase was primarily due to increased news, sales and administrative expenses.

Depreciation and amortization increased by $961,000, or 24 percent during the three months ended September 30, 1997 compared to the same period a year earlier, primarily due to the inclusion of three months of operations of WDWB-TV and WLAJ-TV. Corporate expense increased $430,000, or 35 percent during the three months ended September 30, 1997 compared to the same period a year earlier, primarily due to higher administrative costs associated with the expansion of the Company's corporate office to manage its expanded station group. Non-cash compensation expense increased $171,000 or 136 percent during the three months ended September 30, 1997 compared to the same period a year earlier due to the granting of additional awards payable in Common Stock (Nonvoting) to certain executive employees of the Company under the Company's Management Stock Plan and to members of the Company's Board of Directors under the Company's Director Stock Plan, which was adopted on April 29, 1997.

The equity in net loss of investee of $400,000 for the three months ended September 30, 1997 resulted from the Company recognizing its pro rata share of the net loss of Datacast, LLC under the equity method of accounting. Net interest expense was $9,697,000 compared to $9,172,000 a year earlier, an increase of 6 percent, primarily due to higher levels of outstanding indebtedness as a result of the acquisition of WDWB-TV.

On September 1, 1997, the Company exercised its option to redeem the entire outstanding $60,000,000 principal amount of its 12.75% Notes at a redemption price of 106.375% of the principal amount thereof. The Company financed the redemption of the 12.75% Notes with borrowings under its bank credit agreement (the "Credit Agreement") which bear interest at a lower rate, thereby reducing its cost of borrowing. In conjunction with the redemption of this debt, the Company recognized an extraordinary loss, including the write-off of a portion of related deferred financing fees, of $5,248,000.

Nine Months Ended September 30, 1997 and 1996
---------------------------------------------

Net revenue for the nine months ended September 30, 1997 totaled $110,789,000, an increase of $18,730,000 or 20 percent compared to $92,059,000 for the nine months ended September 30, 1996. Of the increase, $14,237,000 resulted from the inclusion of eight months of operations of WDWB-TV and nine months of operations of WLAJ-TV. The remaining increase was primarily due to increased local and national advertising revenue, and incremental revenue from the Company's Internet ventures, partially offset by lower political advertising revenue in a non-election year.

Station operating expenses totaled $61,517,000, an increase of $9,549,000 or 18 percent compared to $51,968,000 for the nine months ended September 30, 1996. Of the increase, $5,713,000 was due to the inclusion of eight months of operations of WDWB-TV and nine months of operations of WLAJ-TV. The remaining increase was primarily due to increased news, sales and administrative expenses.

Depreciation and amortization increased by $2,572,000, or 22 percent during the nine months ended September 30, 1997 compared to the same period a year earlier, primarily due to the inclusion of eight months of operations of WDWB-TV and nine months of operations of WLAJ-TV. Corporate expense increased $1,705,000, or 53 percent during the nine months ended September 30, 1997 compared to the same period a year earlier, primarily due to higher administrative costs associated with the expansion of the Company's corporate office to manage its expanded station group. Non-cash compensation expense increased $319,000 or 90 percent during the nine months ended September 30, 1997 compared to the same period a year earlier due to the granting of additional awards payable in Common Stock (Nonvoting) to certain executive employees of the Company under the Company's Management Stock Plan and to members of the Company's Board of Directors under the Company's Director Stock Plan, which was adopted on April 29, 1997.

The equity in net loss of investee of $1,200,000 for the nine months ended September 30, 1997 resulted from the Company recognizing its pro rata share of the net loss of Datacast, LLC under the equity method of accounting. Net interest expense was $29,486,000 compared to $27,220,000 a year earlier, an increase of 8 percent, primarily due to higher levels of outstanding indebtedness as a result of the acquisition of WDWB-TV. Non-cash interest expense totaled $1,686,000 for the nine months ended September 30, 1997, an increase of $164,000 or 11 percent compared to the same period a year earlier, primarily due to the amortization of additional deferred financing fees incurred in connection with the amendment and restatement of the Company's Credit Agreement which was amended and restated on September 4, 1996, offset in part, by the write-off of a portion of deferred financing fees in conjunction with the repurchase of the Company's subordinated debt in 1997.

In March 1997, the Company purchased $19,405,000 principal amount of its 9-3/8% Notes at a discount. In connection with the repurchase of this debt, the Company recognized an extraordinary loss, after the write-off of a portion of related deferred financing fees, of $321,000 during the first quarter. In September 1997, the Company exercised its option to redeem the entire outstanding $60,000,000 principal amount of its 12.75% Notes at a redemption price of 106.375% of the principal amount thereof. In connection with the redemption of this debt, the Company recognized an extraordinary loss, including the write-off of a portion of related deferred financing fees, of $5,248,000 during the third quarter. As a result of these redemptions, the Company recognized extraordinary loss on the early extinguishment of debt of $5,569,000 for the nine months ended September 30, 1997.

Liquidity and Capital Resources
-------------------------------

In October 1996, the Company entered into agreements with the owner of WLAJ-TV, including a time brokerage agreement pursuant to which the Company operates WLAJ-TV and an agreement to acquire substantially all the assets used in the operation of WLAJ-TV for approximately $19,400,000 in cash and the assumption of certain liabilities. The Company anticipates financing the acquisition of WLAJ-TV with borrowings under the Credit Agreement's revolving working capital facility. In connection with these agreements, the Company agreed to provide a loan guarantee of up to $12,000,000 in favor of the owner of WLAJ-TV.

On January 31, 1997, the Company acquired substantially all of the assets of WDWB-TV for $175,000,000 and the assumption of certain liabilities. The Company financed the acquisition through the sale of 150,000 shares of its New Preferred Stock at $1,000 per share and borrowings of $27,500,000 under the Credit Agreement.

On September 1, 1997, the Company exercised its option to redeem the entire outstanding $60,000,000 principal amount of its 12.75% Notes at a redemption price of 106.375% of the principal amount thereof plus accrued interest, for an aggregate consideration of $67,650,000. The Company used borrowings under the Credit Agreement to fund this redemption.

On October 3, 1997, the Company entered into an agreement to acquire KOFY-TV, the WB Network affiliated television station serving San Francisco-Oakland-San Jose, California, the nation's fifth largest television market, for $173,750,000. The Company presently contemplates financing the acquisition with debt, equity or a combination thereof.

The Company's credit agreement allows for revolving credit borrowings of $200,000,000 and permits borrowings of up to $300,000,000 in the aggregate. The revolving credit facility can be used to fund future acquisitions of broadcast stations and for general corporate purposes. As of October 31, 1997, subject to compliance with financial covenants, the Company had $66,000,000 of the revolving credit facility borrowings available for acquisitions and working capital purposes.

Cash flows provided by operating activities were $12,105,000 during the nine months ended September 30, 1997 compared to cash flows provided by operating activities of $12,808,000 during the nine months ended September 30, 1996, a decrease of $703,000 or 5.5 percent. Such decrease was primarily a result of an increase in net operating assets and higher cash interest expense, offset, in part, by higher operating cash flow.

Cash flows used in investing activities were $177,830,000 during the nine months ended September 30, 1997, compared to $5,062,000 during the nine months ended September 30, 1996. Cash flows used in investing activities during the nine months ended September 30, 1997 related primarily to the acquisition of WDWB-TV while cash flows used in investing activities during the nine months ended September 30, 1996 were related entirely to capital expenditures.

Cash flows provided by financing activities were $168,601,000 during the nine months ended September 30, 1997 compared to cash flows used in financing activities of $4,581,000 during the nine months ended September 30, 1996. Such change resulted primarily from a net increase in bank borrowings, proceeds from the New Preferred Stock offering and a decrease in payments for deferred financing fees, offset in part by a net increase in repurchase of subordinated debt.

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

        a.  Exhibits
            --------

             11.       Statement of Computation of Per Share Earnings.

             27.       Financial Data Schedule.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by an officer and the principal accounting officer on its behalf by the undersigned thereunto duly authorized.

                                         GRANITE BROADCASTING CORPORATION
                                                     Registrant

Date November 10, 1997                   /s/       W. DON CORNWELL
                                         ---------------------------------
                                                   (W. Don Cornwell)
                                               Chief Executive Officer

Date November 10, 1997                   /s/       LAWRENCE I. WILLS
                                         -----------------------------------
                                                  (Lawrence I. Wills)
                                         Vice President, Finance and Controller
                                             (Principal Accounting Officer)