Form 10-K
period 1997-12-31
GRANITE BROADCASTING CORP
filed 1998-03-26
CIK 839621

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                                 -------------

For the fiscal year ended December 31, 1997       Commission file number 0-19728

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

                                 -------------

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:

               Common Stock (Nonvoting), $.01 par value per share
 Cumulative Convertible Exchangeable Preferred Stock, $.01 par value per share

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No /_/

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /_/

      As of March 10, 1998, 9,536,052 shares of Granite Broadcasting Corporation Common Stock (Nonvoting) and 1,662,519 shares of Granite Broadcasting Corporation Cumulative Convertible Exchangeable Preferred Stock were outstanding. The aggregate market value (based upon the last reported sale price on the Nasdaq National Market on March 10, 1998) of the shares of Common Stock (Nonvoting) held by non-affiliates was approximately $104,547,824. The aggregate market value (based upon the last reported sale price on the Nasdaq National Market on March 10, 1998) of shares of Cumulative Convertible Exchangeable Preferred Stock held by non-affiliates was approximately $97,160,610. (For purposes of calculating the preceding amounts only, all directors and executive officers of the registrant are assumed to be affiliates.) As of March 10, 1998, 178,500 shares of Granite Broadcasting Corporation Class A Voting Common Stock were outstanding, all of which were held by affiliates.

                                  -------------

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of Item 14 of Part IV are incorporated by reference to: Granite Broadcasting Corporation's Registration Statement No. 33-43770, filed on November 5, 1991; Granite Broadcasting Corporation's Registration Statement No. 33-52988, filed on October 6, 1992; Granite Broadcasting Corporation's Current Report on Form 8-K, filed on June 25, 1993; Granite Broadcasting Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, filed on November 15, 1993; Amendment No. 2 to Granite Broadcasting Corporation's Registration Statement No. 33-71172, filed on December 16, 1993; Granite Broadcasting Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, filed on November 14, 1994; Granite Broadcasting Corporation's Annual Report on Form 10-K for the year ended December 31, 1994, filed on March 29, 1995; Granite Broadcasting Corporation's Current Report on Form 8-K, filed on May 19, 1995; Granite Broadcasting Corporation's Current Report on Form 8-K, filed on July 14, 1995; Granite Broadcasting Corporation's Registration Statement No. 33-94862, filed on July 21, 1995; Amendment No. 2 to Granite Broadcasting Corporation's Registration Statement No. 33-94862, filed on October 6, 1995; Granite Broadcasting Corporation's Annual Report on Form 10-K for the year ended December 31, 1995, filed on March 28, 1996; Granite Broadcasting Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed on August 13, 1996; Granite Broadcasting Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, filed on November 14, 1996; Granite Broadcasting Corporation's Current Report on Form 8-K, filed on December 17, 1996; Granite Broadcasting Corporations' Annual Report on Form 10-K for the year ended December 31, 1996, filed on March 21, 1997; Amendment No. 1 to Granite Broadcasting Corporation's Registration Statement No. 333-24907, filed on June 10, 1997; Granite Broadcasting Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, filed on August 8, 1997; Granite Broadcasting Corporation's Current Report on Form 8-K, filed on October 17, 1997; and Granite Broadcasting Corporation's Current Report on Form 8-K, filed on March 2, 1998.

                                     PART I

Item 1. Business

                  Granite Broadcasting Corporation ("Granite" or the "Company"), a Delaware corporation, is a group broadcasting company founded in 1988 to acquire and manage network-affiliated television stations and other media and communications-related properties. The Company's goal is to identify and acquire properties that management believes have the potential for substantial long-term appreciation and to aggressively manage such properties to improve their operating results. The Company currently owns and operates ten network-affiliated television stations: KNTV(TV), the ABC affiliate serving San Jose, California and the Salinas-Monterey, California television market ("KNTV"); WTVH-TV, the CBS affiliate serving Syracuse, New York ("WTVH"); KSEE-TV, the NBC affiliate serving Fresno-Visalia, California ("KSEE"); WPTA-TV, the ABC affiliate serving Fort Wayne, Indiana ("WPTA"); WEEK-TV, the NBC affiliate serving Peoria-Bloomington, Illinois ("WEEK-TV"); KBJR-TV, the NBC affiliate serving Duluth, Minnesota and Superior, Wisconsin ("KBJR"); KEYE-TV, the CBS affiliate serving Austin, Texas ("KEYE"); WWMT-TV, the CBS affiliate serving Grand Rapids-Kalamazoo-Battle Creek, Michigan ("WWMT"); WKBW-TV, the ABC affiliate serving Buffalo, New York ("WKBW"); and WDWB-TV (formerly known as WXON-TV), the WB Network affiliate serving Detroit, Michigan ("WDWB"). KBJR and WEEK were acquired in separate transactions in October 1988, WPTA was acquired in December 1989, KNTV was acquired in February 1990, WTVH and KSEE were acquired in December 1993, KEYE was acquired in February 1995, WWMT and WKBW were acquired in separate transactions in June 1995 and WDWB was acquired in January 1997. WLAJ-TV, the ABC affiliate serving Lansing, Michigan ("WLAJ") is currently being operated by the Company pursuant to a time brokerage agreement that was entered into in October 1996. The Company owns each of KNTV, WTVH, KSEE, WPTA, KBJR, KEYE, WWMT, WKBW and WDWB through separate wholly owned subsidiaries (collectively, the "Subsidiaries"; references herein to the "Company" or to "Granite" include Granite Broadcasting Corporation and its subsidiaries). The Company's long-term objective is to acquire additional television stations and to pursue acquisitions of other media and communications-related properties in the future.

Recent Developments

      Acquisitions

            On January 31, 1997, the Company acquired substantially all the assets used in the operation of WDWB, the WB Network affiliated station serving Detroit, Michigan (the "WDWB Acquisition"), for approximately $175,000,000 in cash and the assumption of certain liabilities. On January 8, 1997, the Company completed the acquisition of WIVR-FM in Eureka, Illinois for $1,000,000 in cash. The Company also changed the station's call letters to WEEK-FM. The radio station is run in combination with Granite-owned WEEK-TV, the leading television station in the Peoria - Bloomington, Illinois television market.

      KOFY Acquisition Agreement

            On October 3, 1997, the Company entered into a definitive agreement with Pacific FM Incorporated ("Pacific"), a California corporation, James J. Gabbert and Michael P. Lincoln to acquire 51% of the outstanding stock of Pacific, the owner of KOFY-TV, the WB Network affiliated station serving the San Francisco-Oakland-San Jose, California television market ("KOFY"). At the closing of this purchase, it is contemplated that the Company will acquire the remaining 49% of the stock of Pacific. The total purchase price for all the stock of Pacific will be $143.75 million in cash, subject to certain adjustments. In addition, the Company will pay $30 million to the principal shareholders of Pacific for a covenant not to compete in the San Francisco-San Jose television market for a period of five years from the closing of the Company's acquisition.

            The proposed acquisition is subject to approval by the Federal Communications Commission (the "FCC") and other customary closing conditions and is expected to be completed during the third quarter of 1998. Because

Granite already owns a television station with an overlapping service area, KNTV, the Company has requested a permanent waiver of the FCC's local television multiple ownership rule to permit Granite to own both KNTV and KOFY.

      WWMT and WLAJ Sale Agreement

            On February 18, 1998, the Company and certain of the Company's subsidiaries entered into a definitive agreement with Freedom Communications, Inc. ("Freedom"), a California corporation, whereby Freedom will acquire the assets of WWMT and WLAJ for a total purchase price of $170 million in cash, subject to certain adjustments (the "Asset Sale Agreement"). It is anticipated that proceeds from the sale will be used to fund part of the purchase price of KOFY.

            Granite acquired all of the assets of WWMT in 1995 for $95 million and has a contract to acquire all of the assets of WLAJ for $19.4 million. Granite operates WLAJ pursuant to a time brokerage agreement.

            The consummation of the transactions described in the Asset Sale Agreement is contingent on, among other things, approval by the FCC and satisfaction of other customary closing conditions. It is contemplated that the sale will close in the second quarter of 1998.

      Other Developments

            In April 1996, the Company joined Datacast LLC, a company formed to establish and operate a national data center and network for the broadcast of digital data through television station broadcast signals. The other equity investors in Datacast LLC include Chris-Craft Industries, Inc., Lin Television Corporation and Schurz Communications Inc. The Company has committed to invest up to $3,500,000 in Datacast LLC, of which $3,250,000 has been invested to date.

      Company and Industry Overview

            The following table sets forth general information for each of the Company's television stations:

                                                                                     Other
                                                                                  Commercial     Expiration
               Market              Date of      Channel/     Network      Market    Stations       Date of
Station         Area             Acquisition    Frequency   Affiliation   Rank(1)   in DMA      FCC License
-------       --------           -----------    ---------   -----------   ------- ----------    -----------
WDWB-TV       Detroit, MI        01/31/97        20/UHF         WB            9          5        10/01/05

WWMT-TV       Grand Rapids -
              Kalamazoo -
              Battle Creek, MI   06/01/95(2)      3/VHF        CBS           37          6        10/01/05

WKBW-TV       Buffalo, NY        06/29/95         7/VHF        ABC           40          4        06/01/99

KNTV(TV)      San Jose,
              Salinas -
              Monterey, CA       02/05/90        11/VHF        ABC           52          5(3)     12/01/98

KSEE-TV       Fresno-
              Visalia, CA        12/23/93        24/UHF        NBC           55          9(4)     12/01/98

KEYE-TV       Austin, TX         02/01/95        42/UHF        CBS           60          6        08/01/98

WTVH-TV       Syracuse, NY       12/23/93         5/VHF        CBS           72          4        06/01/99


WPTA-TV       Fort Wayne, IN     12/11/89        21/UHF        ABC          102          4        08/01/05

WLAJ-TV       Lansing, MI        Pending(2),(5)  53/UHF        ABC          105          3        10/01/05

WEEK-TV       Peoria -
              Bloomington,
              IL                 10/31/88        25/UHF        NBC          110          3        12/01/05

KBJR-TV       Duluth, MN -
              Superior, WI       10/31/88         6/VHF        NBC          134          2        12/01/05

----------
(1) "Market rank" refers to the size of the television market or Designated Market Area ("DMA") as defined by the A.C. Nielsen Company ("Nielsen"), except for San Jose. KNTV, whose DMA is the Salinas-Monterey television market, primarily serves San Jose and Santa Clara County (which are part of the San Francisco-Oakland-San Jose DMA). If Santa Clara County were a separate DMA, it would rank as the 52nd largest DMA in the United States. All market rank data is derived from the Nielsen Station Index for November 1997.

(2) The Company and certain of its subsidiaries have entered into the Asset Sale Agreement with Freedom, pursuant to which, subject to certain conditions, Freedom will acquire the assets of WWMT and WLAJ for a total purchase price of $170 million in cash, subject to certain adjustments. See "Recent Developments-WWMT and WLAJ Sale Agreement."

(3) Includes KSMS, Salinas-Monterey and KCU, Salinas, both of which broadcast entirely in Spanish.

(4) Includes KFTV Hanford-Fresno and KMSG, Sanger-Fresno, both of which broadcast entirely in Spanish.

(5) WLAJ is currently being operated by the Company pursuant to a time brokerage agreement.

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

                          GROSS REVENUES, BY CATEGORY,
                           FOR THE COMPANY'S STATIONS
                             (dollars in thousands)

                                                             Years Ended December 31,
                           ----------------------------------------------------------------------------------------
                                  1993             1994               1995              1996               1997
                           ---------------   --------------   ----------------   ---------------   ----------------
                            Amount       %    Amount      %      Amount      %     Amount      %      Amount      %
                            ------     ---    ------    ---      ------    ---     ------    ---      ------    ---
Local/Regional(1).......   $25,416   56.3%   $38,802  50.9%     $60,969  51.0%    $73,491  47.5%     $87,412  48.3%
National(2).............    16,290   36.1     28,548  37.5       48,995  41.0      61,945  40.0       78,833  43.5
Network Compensation(3).     1,286    2.8      2,244   2.9        4,154   3.5       7,289   4.7        7,859   4.3
Political(4)............       133    0.3      4,060   5.3        1,498   1.3       7,265   4.7        1,036   0.6
Other Revenue(5)........     2,041    4.5      2,559   3.4        3,849   3.2       4,851   3.1        5,943   3.3
                           -------  -----    ------- -----     -------- ------   -------- -----     --------  -----

Total...................   $45,166  100.0%   $76,213 100.0%    $119,465 100.0%   $154,841 100.0%    $181,083 100.0%
                           =======  =====    ======= =====     ======== ======   ======== =====     ========  =====

----------

(1) Represents sale of advertising time to local and regional advertisers or agencies representing such advertisers and other local sources.
(2) Represents sale of advertising time to agencies representing national advertisers.
(3) Represents payment by networks for broadcasting network programming.
(4) Represents sale of advertising time to political advertisers.
(5) Represents miscellaneous revenue, including payment for production of commercials.

            Automobile advertising constitutes the Company's single largest source of gross revenues, accounting for approximately 20% of the Company's total gross revenues in 1997. Gross revenues from restaurants and entertainment-related businesses accounted for approximately 13% of the Company's total gross revenues in 1997. Each other category of advertising revenue represents less than 5% of the Company's total gross revenues.

            The following is a description of each of the Company's television stations:

      WDWB: Detroit, Michigan

            WDWB began operating in 1962 and commenced operating as a WB Network affiliate in 1995.

            Detroit is the 9th largest DMA in the United States with a total of 1,782,000 television households and a population of 4,823,000 according to Nielsen. Detroit's economy is based on manufacturing, retail and health services. The largest employers are General Motors, Ford Motor Company, Chrysler, Detroit Medical Center, Henry Ford Health System and Blue Cross Blue Shield of Michigan. The average household income in the DMA is $43,374 according to estimates provided in the BIA Investing in Television 1997 Report (the "BIA Report").

      WWMT: Grand Rapids - Kalamazoo - Battle Creek, Michigan

            WWMT began operations in 1950 and is affiliated with CBS.

            The Grand Rapids - Kalamazoo - Battle Creek economy is centered around manufacturing, health services, education and financial services. The average household income in the DMA was $39,023, according to estimates provided in the BIA Report. Leading employers in the area include Pharmacia-UpJohn, Bronson Medical Center, Borgess Medical Center, Butterworth Hospital, St. Mary's Health Services, Steel Case, Inc., Amway Corporation, Meijer, Inc., James River Corporation, General Motors Corporation and The Kellogg Company.

      WKBW: Buffalo, New York

            WKBW began operations in 1958 and is affiliated with ABC.

            The Buffalo economy is centered around manufacturing, government, health services and financial services. The average household income in the DMA was $33,913, according to estimates provided in the BIA Report. Leading employers in the area include General Motors, Ford Motor Company, American Axle and Manufacturing, M&T Bank, Fleet Bank, Roswell Park Cancer Institute, Buffalo General Hospital, NYNEX, Tops Markets and DuPont.

      KNTV: San Jose, California

            KNTV began operations in 1955 and is affiliated with ABC.

            KNTV is the only network-affiliated station and only VHF station licensed to serve San Jose, California, the largest city in Northern California and the eleventh largest city in the United States. Its VHF signal is broadcast on Channel 11 and covers all of Santa Clara County, which includes an area that has come to be known as "Silicon Valley." Although the Nielsen rating service designates KNTV as the ABC affiliate for the Salinas-Monterey market (which is southwest of and adjacent to San Jose), according to the November 1997 Nielsen Monterey/Salinas Viewers In Profile Report more than 83% of the station's audience resides in the San Francisco-Oakland-San Jose television market (the fifth largest DMA in the country). The Company believes that the majority of such audience resides in Santa Clara County. If Santa Clara County were a separate DMA with its 540,050 television households, it would rank as the 52nd largest DMA in the United States.

            Santa Clara County has a diverse and affluent economy. The average effective buying income by household was $57,028, according to the 1996 Demographics USA Report. The area is home to over 2,800 technological companies as well as numerous institutions and companies of national reputation. Prominent corporations located in Santa Clara County include Hewlett-Packard, Lockheed/Martin, IBM, Apple, Intel, Sun Microsystems, Amdahl, Tandem Computers, National Semiconductor, Syntex, Conner Peripherals, Varian Associates and Chips & Technologies. Santa Clara County is also the home of several universities including

Stanford University, San Jose State University and Santa Clara University with enrollments aggregating approximately 51,000 students.

      KSEE: Fresno-Visalia, California

            KSEE began operations in 1953 and is affiliated with NBC.

            Fresno and the San Joaquin Valley is one of the most productive agricultural areas in the world with over 6,000 square miles planted with more than 250 different crops. Although farming continues to be the single most important part of the Fresno area economy, the area now attracts a variety of service-based industries and manufacturing and industrial operations. No single employer or industry dominates the local economy. The average income by household in the DMA was $33,428, according to estimates provided in the BIA Report. The Fresno-Visalia DMA is also the home of several universities, including Fresno State University, with enrollment estimated at 40,000.

      KEYE: Austin, Texas

            KEYE began operations in 1983. The station, formerly a Fox affiliate, became a CBS affiliate on July 2, 1995.

            The Austin economy benefits from having large private sector employers such as IBM, Motorola, HEB Stores, Advanced Micro Devices, Abbott Laboratories, Texas Instruments, Dell Computers, 3M Corporation, Applied Materials and SEMATECH. Approximately 825 high tech firms employ nearly 85,000 people in the area. This fact, plus the terrain of the region's Hill Country, has resulted in the Austin area being nicknamed "Silicon Hills." Since Austin, the nation's 27th largest city, is the state capital, as well as home to the University of Texas, it also provides a substantial amount of public sector employment opportunities. The average income per household in the DMA was $41,348, according to estimates provided in the BIA Report. In addition to the University of Texas, Southwestern University, Saint Edwards University and Southwest Texas State University are located in the DMA. Total university enrollment in the DMA is approximately 100,000 students.

      WTVH: Syracuse, New York

            WTVH began operations in 1948 and is affiliated with CBS.

            The Syracuse economy is centered on manufacturing, education and government. The average income by household in the DMA was $35,285, according to estimates provided in the BIA Report. Prominent corporations located in the area include Carrier Corporation, New Venture Gear, Bristol-Myers Squibb, Crouse-Hinds, Nestle Foods and Lockheed/Martin. The Syracuse DMA is also the home of several universities, including Syracuse University, Cornell University and Colgate University, with enrollments aggregating over 50,000 students.

      WPTA: Fort Wayne, Indiana

            WPTA began operations in 1957 and is affiliated with ABC.

            The Fort Wayne economy is centered on manufacturing, government, insurance, financial services and education. The average income by household in the DMA was $39,231, according to estimates provided in the BIA Report. Prominent corporations located in the area include Magnavox, Lincoln National Life Insurance, General Electric, General Motors, North American Van Lines, GTE, Dana, Phelps Dodge, ITT, and Tokheim. Fort Wayne is also the home of several universities, including the joint campus of Indiana University and Purdue University at Fort Wayne, with enrollments aggregating over 11,000 students.

      WLAJ: Lansing, Michigan

            WLAJ began operations in 1990 and is an ABC affiliate.

            Lansing is the state capital and its economy is centered around government employment, education and manufacturing. The largest employers are General Motors, the State of Michigan, Michigan State University, Meijer Inc., Michigan Capital Healthcare, Sparrow Hospital and Lansing Community College. The average household income in the DMA is $38,948 according to estimates provided in the BIA Report.

      WEEK-TV and WEEK-FM: Peoria-Bloomington, Illinois

            WEEK began operations in 1953 and is affiliated with NBC. WEEK-FM, acquired in January 1997, is run in combination with WEEK-TV.

            The Peoria economy is centered on agriculture and heavy equipment manufacturing but has achieved diversification with the growth of service-based industries such as conventions, healthcare and higher technology manufacturing. Prominent corporations located in Peoria include Caterpillar, Bemis, Central Illinois Light Company, Commonwealth Edison Company, Komatsu-Dresser Industries, IBM, Trans-Technology Electronics and Keystone Steel & Wire. In addition, the United States Department of Agriculture's second largest research facility is located in Peoria, and the area has become a major regional healthcare center. The economy of Bloomington, on the other hand, is focused on insurance, education, agriculture and manufacturing. Prominent corporations located in Bloomington include State Farm Insurance Company, Country Companies Insurance Company and Diamond-Star Motors Corporation (a subsidiary of Mitsubishi). The average income by household in the DMA was $40,341, according to estimates provided in the BIA Report. The Peoria-Bloomington area is also the home of numerous institutions of higher education including Bradley University, Illinois Central College, Illinois Wesleyan University, Illinois State University, Eureka College and the University of Illinois College of Medicine, with enrollments aggregating over 38,000 students.

      KBJR: Duluth, Minnesota and Superior, Wisconsin

            KBJR began operations in 1954 and is affiliated with NBC.

            The area's primary industries include mining, fishing, food products, paper, medical, shipping, tourism and timber. The average income by household in the DMA was $30,421, according to estimates provided in the BIA Report. Duluth is one of the major ports in the United States out of which iron ore, coal, limestone, cement, grain, paper and chemicals are shipped. Northwest Airlines has completed construction of two airplane maintenance facilities in the Duluth area that management estimates added approximately 1,000 jobs to the Duluth area's economy. Prominent corporations located in the area include Minnesota Power, U.S. West, Mesabi & Iron Range Railway Co., Walmart, Jeno Paulucci International, Lake Superior Industries, Potlatch Corporation, Boise Cascade, Burlington Northern Railway, Target (Dayton-Hudson Corporation), ConAgra, International Multifoods, Peavey, Cargill, U.S. Steel, Cleveland-Cliffs Corporation, NorWest Bank, Shopko, Cub Foods and Advanstar. The Duluth-Superior area is also the home of numerous educational institutions such as the University of Minnesota-Duluth, the University of Wisconsin-Superior and the College of St. Scholastica, with enrollments aggregating over 12,000 students.

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

            Each of the Company's stations other than WDWB is affiliated with a Network pursuant to an affiliation agreement. KSEE, WEEK and KBJR are affiliated with NBC; KNTV, WPTA, WKBW and WLAJ are affiliated with ABC; and KEYE, WTVH and WWMT are affiliated with CBS. The Network affiliation agreements provide for contract terms of ten years (other than the NBC agreements for which the terms are seven years). WDWB has an affiliation arrangement with the WB Network, which is terminable by either party at will.

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

            Conventional commercial television broadcasters also face competition from other programming, entertainment and video distribution systems, the most common of which is cable television. These other programming, entertainment and video distribution systems can increase competition for a broadcasting station by bringing into its market distant broadcasting signals not otherwise available to the station's audience and also by serving as distribution systems for non-broadcast programming. Programming is now being distributed to cable television systems by both terrestrial microwave systems and by satellite. Other sources of competition include home entertainment systems (including video cassette recorders and playback systems, video discs and television game devices), multi-point distribution systems, multichannel multi-point distribution systems, video programming services available through the Internet and other video delivery systems. The Company's television stations also face competition from direct broadcast satellite services which transmit programming directly to homes equipped with special receiving antennas and from video signals delivered over telephone lines. Satellites may be used not only to distribute non-broadcast programming and distant broadcasting signals but also to deliver certain local broadcast programming which otherwise may not be available to a station's audience.

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

      FCC Licenses

            Television broadcasting is subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended (the "Communications Act"). The Communications Act prohibits the operation of television broadcasting stations except under a license issued by the FCC and empowers the FCC, among other things, to issue, revoke and modify broadcasting licenses, determine the locations of stations, regulate the equipment used by stations, adopt regulations to carry out the provisions of the Communications Act and impose penalties for violation of such regulations. The Telecommunications Act of 1996, which amends major provisions of the Communications Act, was enacted on February 8, 1996. The FCC has commenced, but not yet completed, implementation of the provisions of the Telecommunications Act of 1996.

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

            Television broadcasting licenses are generally granted and renewed for a period of eight years, but may be renewed for a shorter period upon a finding by the FCC that the "public interest, convenience and necessity" would be served thereby. At the time application is made for renewal of a television license, parties in interest as well as members of the public may apprise the FCC of the service the station has provided during the preceding license term and urge the grant or denial of the application. Under the Telecommunications Act of 1996 as implemented in the FCC's rules, a competing application for authority to operate a station and replace the incumbent licensee may not be filed against a renewal application and considered by the FCC in deciding whether to grant a renewal application. The statute modified the license renewal process to provide for the grant of a renewal application upon a finding by the FCC that the licensee (1) has served the public interest, convenience, and necessity; (2) has committed no serious violations of the Communications Act or the FCC's rules; and (3) has committed no other violations of the Communications Act or the FCC's rules which would constitute a pattern of abuse. If the FCC cannot make such a finding, it may deny a renewal application, and only then may the FCC accept other applications to operate the station of the former licensee. In the vast majority of cases, broadcast licenses are renewed by the FCC even when petitions to deny are filed against broadcast license renewal applications. All of the Company's existing licenses that have come up for renewal have been renewed and are in effect. Such licenses are subject to renewal at various times during 1998, 1999 and 2005. Although there can be no assurance that the Company's licenses will be renewed, the Company is not aware of any facts or circumstances that would prevent the Company from having its licenses renewed.

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

            The Telecommunications Act of 1996 authorizes the FCC to issue additional licenses for digital television ("DTV") services only to Existing Broadcasters (as defined herein). DTV is a technology that will improve the technical quality of television service. The Telecommunications Act of 1996 directs the FCC to adopt rules to permit Existing Broadcasters to use their DTV channels for various purposes, including foreign language, niche, or other specialized programming. The statute also authorizes the FCC to collect fees from Existing Broadcasters who use their DTV channels to provide services for which payment is received. See "Digital Television Service."

            In accordance with requirements of the Telecommunications Act of 1996, the FCC has approved a voluntary rating system proposed by the broadcast industry to identify video programming that contains sexual, violent or such other material about which parents should be informed prior to viewing by children. The rating system also indicates the appropriateness of the programming for children according to age and/or maturity. The rating system applies to all television programming except news, sports and unedited movies rated by the Motion Picture Association of America.

            In connection with this programming rating system, the FCC also has established technical requirements of equipping new television receivers with a device, termed a "V-chip," which will permit parents to block programming with a common rating designation from their television sets. By July 1, 1999, one half of all new television receiver models with picture screens 13 inches or greater will be required to be equipped with this "V-chip." By January 1, 2000, the V-chip will be required in all qualifying new receivers.

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

      Digital Television Service

            The FCC has adopted rules authorizing DTV service and intends to adopt other rules to implement the new service. In 1996, the FCC adopted a transmission standard for DTV which is consistent with a consensus agreement voluntarily developed by a broad cross-section of parties, including the broadcasting, equipment manufacturing and computer industries. This digital standard should improve the quality of both the audio and video signals of television stations. The FCC has "set aside" channels within the existing television spectrum for DTV and limited initial DTV eligibility to existing television stations and certain applicants for new television stations ("Existing Broadcasters"). The FCC has adopted a DTV table of allotments as well as service and licensing rules to implement the service. The DTV allotment table provides a channel for DTV operations for each Existing Broadcaster and is intended to enable Existing Broadcasters to replicate their existing service areas. The affiliates of CBS, NBC, ABC and Fox in the ten largest U.S. television markets are required to initiate commercial DTV service with a digital signal by May 1, 1999. Affiliates of these networks located in the 11th through the 30th largest U.S. television markets must begin DTV operation by November 1, 1999. All other commercial stations are required to begin DTV broadcasts by May 1, 2002. All of the company-owned stations must meet the May 1, 2002 construction deadline. By 2006, broadcasters will have to convert to DTV service, terminate their existing analog service and surrender their present analog channel to the FCC. The FCC has begun issuing construction permits for DTV operations to broadcast licensees. None of the Company's stations have yet sought FCC authorization for DTV operation.

            Due to increased equipment requirements, implementation of DTV service will impose substantial additional costs on television stations. It is also possible that advances in technology may permit Existing Broadcasters to enhance the picture quality of existing systems without the need to implement DTV service. The Company does not know the effect the authorization of DTV service will have on the company's business or capital expenditure requirements.

            The FCC has proposed other rules to implement DTV service. The FCC proposes to impose certain fees on DTV licensees for the transmission of non-broadcast services (e.g., paid subscription services) over their DTV spectrum. The FCC also has announced its intention to initiate rulemaking proceedings soon to examine: (1) whether, and the extent to which, "must carry" obligations should be applied to DTV service; (2) the extent to which additional public interest obligations should be imposed on DTV licensees; and (3) various DTV tower siting issues.

      Proposed Legislation and Regulations

            The FCC currently has under consideration and the Congress and the FCC may in the future consider and adopt new or modify existing laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect the operation, ownership, and profitability of the Company's broadcast properties, result in the loss of audience share and advertising revenues for the Company's stations, and affect the ability of the Company to acquire additional stations or finance such acquisitions. Such matters include: (i) spectrum use or other fees on FCC licensees; (ii) the FCC's equal employment opportunity rules and other matters relating to minority and female involvement in the broadcasting industry; (iii) rules relating to political broadcasting and advertising; (iv) technical and frequency allocation matters; (v) changes in the FCC's cross-interest, multiple ownership and cross-ownership rules and policies; (vi) changes to broadcast technical requirements; (vii) changes to the standards governing the evaluation and regulation of television programming directed towards children, and violent and indecent programming; and (vii) restrictions on the advertisement of certain alcoholic products. The Company cannot predict whether such changes will be adopted or, if adopted, the effect that such changes would have on the business of the Company.

            As an example of the above proposed changes, the FCC has initiated rulemaking proceedings to solicit comments on its multiple ownership, attribution and minority ownership rules. More particularly, the FCC has initiated proceedings requesting comment on: (i) narrowing the geographic area where common ownership restrictions would be triggered by limiting it to overlapping "Grade A" contours rather than "Grade B" contours and by permitting (or granting waivers or exceptions for) certain UHF or UHF/VHF station combinations; (ii) relaxing the rules prohibiting cross-ownership of radio and television stations in the same market to allow certain combinations where there remain alternative outlets and suppliers to ensure diversity; (iii) treating television LMAs the same as radio LMAs, which would currently preclude certain television LMAs where the programmer owns or has an attributable interest in another television station in the same market; (iv) establishing a grandfathering policy for certain television LMAs in the event the FCC decides to treat interests in such LMAs as attributable; and (v) treating a company's interest in a joint sales agreement for a television station as an attributable interest for purposes of the FCC's ownership rules. The FCC also has a rulemaking proceeding pending where it seeks comment on whether it should relax attribution and other rules to facilitate greater minority and female ownership. This proceeding currently is being held in abeyance due to uncertainty created by a 1995 Supreme Court decision which narrowed the legal basis for affirmative action programs. The Telecommunications Act of 1996 requires the FCC to review the broadcast ownership rules every two years and to repeal or modify any rules that are determined to no longer be in the public interest. As a result of this mandate, the FCC recently initiated an inquiry to review all of its broadcast ownership rules. The Company cannot predict the outcome of the FCC's rulemaking proceedings or how FCC changes in its multiple and cross-ownership rules, made in accordance with the Telecommunications Act of 1996, will affect the Company's business.

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

      Employees

            The Company and its subsidiaries currently employ approximately 1,160 persons, of whom approximately 235 are represented by three unions (including 11 bargaining units) pursuant to contracts expiring in 1998, 1999 and 2000 (and two of which are expired but which the Company is currently renegotiating) at the Company's stations. The Company believes its relations with its employees are good.

            Certain sections of this Form 10-K, including "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain various forward looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, which represent the Company's expectations or beliefs concerning future events. The forward looking statements include, without limitation, the renewal of the Company's FCC licenses and the Company's ability to meet its future liquidity needs. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements. Such factors include, without limitation, general economic conditions, competition in the markets in which the Company's stations are located, technological change and innovation in the broadcasting industry and proposed legislation.

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

            The following table contains certain information describing the general character of the Company's properties:

           Metropolitan               Owned or                      Expiration
Station    Area and Use               Leased     Approximate Size    of Lease
-------    ------------               --------   ----------------   ----------
KNTV      San Jose, California
            Office and Studio         Owned       26,469 sq. feet       -
            Tower Site                Leased       2,080 sq. feet      9/30/02
            Low Power
              Transmission Site       Leased         100 sq. feet      1/1/01(1)

WTVH      Syracuse, New York
            Office and Studio         Owned       41,500 sq. feet       -

          Onondaga, New York
            Tower Site                Owned        2,300 sq. feet       -

KSEE      Fresno, California
            Office and Studio         Owned       32,000 sq. feet       -

          Bear Mountain, Fresno
          County, California
            Tower Site                Leased       9,300 sq. feet      3/22/34

WPTA      Fort Wayne, Indiana
            Office, Studio and
              Tower Site              Owned       18,240 sq. feet       -

WEEK      Peoria, Illinois
            Office, Studio and
              Tower Site              Owned       20,000 sq. feet       -

          Bloomington, Illinois
            Studio and Sales Office   Leased         617 sq. feet   12/31/97(2)

KBJR      Duluth, Minnesota,
          Superior, Wisconsin
            Office and Studio         Owned       15,749 sq. feet       -
            Tower Site                Owned        3,125 sq. feet       -

KEYE      Austin, Texas
            Office and Studio         Owned       14,000 sq. feet       -
            Tower Site                Leased       1,600 sq. feet      5/1/98

WWMT      Kalamazoo, Michigan
            Office and Studio         Owned       45,000 sq. feet       -
          Gun Lake, Michigan
            Tower Site                Owned        3,580 sq. feet       -

WKBW      Buffalo, New York
            Office and Studio         Owned       32,000 sq. feet       -
          Colden, New York
            Tower Site                Owned        3,406 sq. feet       -

WDWB      Southfield, Michigan
            Office                    Leased       8,850 sq. feet     5/31/99
          Southfield, Michigan
            Studio and Tower Site     Leased(3)   30,000 sq. feet     9/30/06

----------

(1) Assuming exercise of all of the Company's renewal options under such lease.
(2) This lease is in effect on a month-to-month basis and is currently being renegotiated by the Company.
(3) The Company owns a 3,400 square foot building on the property.

Item 3. Legal Proceedings

            Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

            Not Applicable

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

      The Company's Common Stock (Nonvoting) is traded over-the-counter on the Nasdaq National Market under the symbol GBTVK. As of March 10, 1998, the approximate number of record holders of Common Stock (Nonvoting) was 152.

      The range of high and low prices for the Common Stock (Nonvoting) for each full quarterly period during 1996 and 1997 is set forth in Note 13 to the Consolidated Financial Statements in Item 8 hereof. At March 10, 1998, the closing price of the Common Stock (Nonvoting) was $12 per share.

      The Company's publicly traded Cumulative Convertible Exchangeable Preferred Stock, par value $.01 per share (the "Cumulative Convertible Exchangeable Preferred Stock") is traded over-the-counter on the Nasdaq National Market under the symbol GBTVP. The range of high and low prices for each full quarterly period during 1996 and 1997, is set forth in Note 13 to the Consolidated Financial Statements in Item 8 hereof. As of March 10, 1998, the closing price for the Cumulative Convertible Exchangeable Preferred Stock was $59.75 per share.

      There is no established public trading market for the Company's Class A Voting Common Stock, par value $.01 per share (the "Voting Common Stock;" the Voting Common Stock and the Common Stock (Nonvoting) are referred to herein collectively as the "Common Stock"). As of March 10, 1998, the number of record holders of Voting Common Stock was 2.

      The Company has declared and paid quarterly cash dividends at a quarterly rate of $.4844 per share on the Cumulative Convertible Exchangeable Preferred Stock each quarter since its issuance and anticipates continuing to pay such dividends. The Company has, however, never declared or paid a cash dividend on its Common Stock and does not anticipate paying a dividend on its Common Stock in the foreseeable future. The payment of cash dividends on Common Stock is subject to certain limitations under the Indentures governing the Company's 10-3/8% Senior Subordinated Notes due May 15, 2005 and 9-3/8% Senior Subordinated Notes due December 1, 2005, respectively, and is restricted under the Company's credit agreement (the "Credit Agreement"). The Company is also prohibited from paying dividends on any Common Stock until all accrued but unpaid dividends on the Cumulative Convertible Exchangeable Preferred Stock and the Company's Series A Convertible Preferred Stock, par value $.01 per share (the "Series A Preferred Stock"), are paid in full. All outstanding shares of Series A Preferred Stock were converted into Common Stock (Nonvoting) in August 1995. Accrued dividends on the Series A Preferred Stock, which totaled $262,844 at December 31, 1997, are payable on the later of December 31, 1999 or the date on which such dividends may be paid under the Company's existing debt instruments. If unpaid, dividends on outstanding shares of Cumulative Convertible Exchangeable Preferred Stock will accrue at an annual rate of $1.9375 per share.

Item 6. Selected Financial Data

      The information set forth below should be read in conjunction with the consolidated financial statements and notes thereto included at Item 8 herein. The selected consolidated financial data for the years ended December 31, 1993, 1994, 1995, 1996 and 1997 are derived from the Company's audited Consolidated Financial Statements.

      The acquisitions by the Company of its operating properties during the periods reflected in the following selected financial data materially affect the comparability of such data from one period to another.

                                                                              Years Ended December 31,
                                                           -------------------------------------------------------------
                                                              1993         1994         1995         1996         1997
                                                           ---------    ---------    ---------    ---------    ---------
Statement of Operations Data:                                      (Dollars in thousands except per share data)
Net revenue ............................................   $  37,499    $  62,856    $  99,895    $ 129,164    $ 153,512
Station operating expenses .............................      22,790       37,764       55,399       72,089       83,729
Time brokerage agreement fees ..........................          --           --           --          150          600
Depreciation ...........................................       2,398        3,420        4,514        6,144        5,718
Amortization ...........................................       3,359        3,873        7,592        9,737       13,824
Corporate expense ......................................       1,375        2,162        3,132        4,800        6,639
Non-cash compensation ..................................         123          282          363          496          986
                                                           ---------    ---------    ---------    ---------    ---------

Operating income .......................................       7,454       15,355       28,895       35,748       42,016

Other expenses .........................................         479          309          798        1,034        1,167
Equity in net loss (income) of investee ................          --           --         (439)         995        1,531
Interest expense, net ..................................      10,977       10,707       27,026       36,765       38,986
Non-cash interest expense ..............................         505          842        1,738        2,087        2,182
                                                           ---------    ---------    ---------    ---------    ---------
Income (loss) before income taxes and extraordinary item      (4,507)       3,497         (228)      (5,133)      (1,850)
(Provision) benefit for income tax .....................         472         (450)        (555)        (761)      (1,616)
                                                           ---------    ---------    ---------    ---------    ---------
Income (loss) before extraordinary item ................      (4,035)       3,047         (783)      (5,894)      (3,466)
Extraordinary loss on extinguishment of debt ...........      (1,007)          --           --       (2,891)      (5,569)
                                                           ---------    ---------    ---------    ---------    ---------

Net income (loss) ......................................   $  (5,042)   $   3,047    $    (783)   $  (8,785)   $  (9,035)
                                                           =========    =========    =========    =========    =========
Net loss attributable to common shareholders ...........   $  (5,278)   $    (688)   $  (4,368)   $ (12,310)   $ (31,207)
                                                           =========    =========    =========    =========    =========

Basic and diluted loss before extraordinary item
  per common share .....................................   $   (0.98)   $   (0.15)   $   (0.74)   $   (1.09)   $   (2.93)
                                                           =========    =========    =========    =========    =========
Basic and diluted net loss per common share ............   $   (1.21)   $   (0.15)   $   (0.74)   $   (1.43)   $   (3.57)
                                                           =========    =========    =========    =========    =========
Weighted average common shares outstanding .............       4,365        4,498        5,920        8,612        8,765

                                                                                    December 31,
                                                           -------------------------------------------------------------
                                                              1993         1994         1995         1996         1997
                                                           ---------    ---------    ---------    ---------    ---------
Total assets ...........................................   $ 191,517    $ 189,881    $ 452,221    $ 452,563    $ 633,614
Total debt .............................................      99,000       99,250      341,000      351,561      392,779
Redeemable preferred stock .............................      49,139       49,171       45,488       45,488      207,700
Stockholders' equity (deficit) .........................      12,075       11,729        8,868       (3,135)     (33,257)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

      The consolidated financial statements of the Company reflect significant increases between the years ended December 31, 1997 and 1996 in substantially all line items. The principal reasons for such increases are the acquisition of WDWB, the WB affiliate serving Detroit, Michigan, on January 31, 1997, the operation of WLAJ, the ABC affiliate serving Lansing, Michigan, under a time brokerage agreement which commenced in October 1996.

      The Company's revenues are derived principally from local and national advertising and, to a lesser extent, from network compensation for the broadcast of programming and revenues from studio rental and commercial production activities. The primary operating expenses involved in owning and operating television stations are employee salaries, depreciation and amortization, programming and advertising and promotion. Amounts referred to in the following discussion have been rounded to the nearest thousand.

      The following table sets forth certain operating data for the three years ended December 31, 1995, 1996 and 1997:

                                           Year ended December 31
                                  ---------------------------------------
                                      1995          1996          1997
                                      ----          ----          ----
Operating income ..............   $28,896,000   $35,748,000   $42,016,000
Add:
  Time brokerage agreement fees            --       150,000       600,000
  Depreciation and amortization    12,105,000    15,881,000    19,542,000
  Corporate expense ...........     3,132,000     4,800,000     6,639,000
  Non-cash compensation .......       363,000       496,000       986,000
                                  -----------   -----------   -----------

Broadcast cash flow ...........   $44,496,000   $57,075,000   $69,783,000
                                  ===========   ===========   ===========

      "Broadcast cash flow" means operating income plus time brokerage agreement fees, depreciation, amortization, corporate expense and non-cash compensation. The Company has included broadcast cash flow data because such data are commonly used as a measure of performance for broadcast companies and are also used by investors to measure a company's ability to service debt. Broadcast cash flow is not, and should not be used as an indicator or alternative to operating income, net loss or cash flow as reflected in the consolidated financial statements, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income" which is effective for fiscal periods beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components. The Company believes that this Statement will not have an effect on the manner in which it currently reports its financial information. Also in June 1997, the Financial Accounting Standards Board issued SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information" which is also effective for fiscal periods beginning after December 15, 1997. SFAS No. 131 establishes standards for reporting information about operating segments and for related disclosures about products, services, geographic areas and major customers. The Company has not yet made a determination of the impact, if any, that SFAS No. 131 will have on the manner in which it reports its financial information.

Years ended December 31, 1996 and 1997

      Net revenue for the year ended December 31, 1997 totaled $153,512,000, an increase of $24,348,000, or 19% compared to net revenue of $129,164,000 for the year ended December 31, 1996. Of the increase, $19,287,000 resulted from the inclusion of eleven months of operations of WDWB and an additional nine months of operations of WLAJ. The remaining increase was primarily due to increases in local and national advertising revenue as well as incremental revenue from the Company's Internet ventures. Such increases exceeded the anticipated reduction in political advertising revenue during a non-election year.

      Station operating expenses for the year ended December 31, 1997 totaled $83,729,000, an increase of $11,640,000 or 16% compared to $72,089,000 for the same period a year earlier. Of the increase, $7,868,000 was due to the inclusion of eleven months of operations of WDWB and an additional nine months of operations of WLAJ. The remaining increase was primarily due to increased news, sales and administrative expenses.

      Depreciation and amortization increased $3,661,000 or 23% for the twelve months ended December 31, 1997 as compared to the prior year primarily due to the acquisition of WDWB in January of 1997. Corporate expense increased $1,839,000, or 38% during the year ended December 31, 1997 compared to the same period a year earlier, primarily due to higher administrative costs associated with the expansion of the Company's corporate office to manage its expanded station group. Non-cash compensation expense increased $490,000 or 99% during the year ended December 31, 1997 compared to the same period a year earlier due to the granting of additional awards payable in Common Stock (Nonvoting) to certain executive employees under the Company's Management Stock Plan and to members of the Company's Board of Directors under the Company's Non-Employee Directors Stock Plan, which was adopted on April 29, 1997.

      As a result of the factors discussed above, operating income increased $6,268,000 or 18% during the year ended December 31, 1997 compared to 1996.

      The equity in net loss of investee of $1,532,000 and $995,000 for the years ended December 31, 1997 and 1996, respectively, resulted from the Company recognizing its pro rata share of the losses of Datacast, LLC under the equity method of accounting.

      Net interest expense was $38,986,000 compared to $36,765,000 a year earlier, an increase of 6%. This increase was primarily due to higher levels of outstanding indebtedness as a result of the acquisition of WDWB, offset in part, by the results of the Company's strategic plan to reduce its cost of borrowing. During the first quarter of 1997, the Company purchased $19,405,000 principal amount of its 9 3/8% Senior Subordinated Notes, due December 1, 2005 (the "9 3/8% Notes"), at a discount. During the third quarter of 1997, the Company exercised its option to redeem the entire outstanding $60,000,000 principal amount of its 12.75% Senior Subordinated Debentures, due September 1, 2002 (the "12.75% Debentures"), at a redemption price of 106.375%. The Company replaced all of this subordinated debt with bank debt of a lower rate, thereby reducing its cost of borrowing.

      During 1997, the Company incurred an extraordinary loss of $5,569,000 on the early extinguishment of debt. See "--Liquidity and Capital Resources."

      Net loss totaled $9,036,000 during the year ended December 31, 1997 compared to net loss of $8,786,000 during the same period a year earlier, an increase of $250,000. This change is primarily due to the changes in the line items discussed above.

Years ended December 31, 1995 and 1996

      Net revenue for the year ended December 31, 1996 totaled $129,164,000, an increase of $29,269,000, or 29% compared to net revenue of $99,895,000 for the year ended December 31, 1995. Of this increase, $21,262,000 resulted from the inclusion of one additional month of operations of KEYE, five additional months of operations of WWMT and six additional months of operations of WKBW in 1996. The remaining increase was primarily a result of increased local and national advertising, political spending and increased network compensation.

      Station operating expenses for the year ended December 31, 1996 totaled $72,089,000, an increase of $16,690,000, or 30% compared to station operating expenses of $55,399,000 in the prior year. Of this increase, $10,648,000 was due to the inclusion of one additional month of operating expenses of KEYE, five additional months of operating expenses of WWMT and six additional months of operating expenses of WKBW. The remaining increase was primarily due to higher programming expenses and increased news expenses associated with the launch of a news operation at KEYE.

      Depreciation and amortization increased by $3,776,000, or 31% during the year ended December 31, 1996 compared to 1995 primarily due to the inclusion of one additional month of operations of KEYE, five additional months of operations of WWMT and six additional months of operations of WKBW. Corporate expense increased $1,668,000, or 53% during the year ended December 31, 1996 compared to 1995, primarily due to higher administrative costs associated with the expansion of the Company's corporate office to manage its expanded station group. Non-cash compensation expense increased $133,000 during the year ended December 31, 1996 compared to 1995 due to the granting of additional awards payable in Common Stock (Nonvoting) to certain executive employees under the Company's Management Stock Plan.

      As a result of the factors discussed above, operating income increased $6,852,000 or 24% during the year ended December 31, 1996 compared to 1995.

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

      Net loss totaled $8,786,000 during the year ended December 31, 1996 compared to net loss of $783,000 during 1995, an increase of $8,003,000. This change was primarily due to the changes in the line items discussed above.

Liquidity and Capital Resources

      In October 1996, the Company entered into agreements with the owner of WLAJ, including a time brokerage agreement pursuant to which the Company operates WLAJ and an agreement to acquire substantially all the assets used in the operation of WLAJ for approximately $19,400,000 in cash and the assumption of certain liabilities. In connection with these agreements, the Company agreed to provide a loan guarantee of up to $12,000,000 in favor of the owner of WLAJ.

      On January 31, 1997, the Company acquired substantially all of the assets of WDWB for $175,000,000 and the assumption of certain liabilities. The Company financed the acquisition through the sale of 150,000 shares of its 12-3/4% Cumulative Exchangeable Preferred Stock (the "12-3/4% Cumulative Exchangeable Preferred Stock") at $1,000 per share and borrowings of $27,500,000 under the Company's bank credit agreement (the "Credit Agreement").

      In March 1997, the Company purchased $19,405,000 principal amount of its 9-3/8% Notes at a discount. In September 1997, the Company exercised its option to redeem the entire outstanding $60,000,000 principal amount of its 12.75% Debentures at a redemption price of 106.375% of the principal amount thereof plus accrued interest, for an aggregate consideration of $67,650,000. The Company used borrowings under the Credit Agreement to fund these redemptions, thereby reducing its cost of borrowing. In connection with the repurchase of its 9-3/8% Notes and its 12.75% Debentures, the Company recognized an extraordinary loss, after the write-off of a portion of related deferred financing fees, of $5,569,000 for the year ended December 31, 1997.

      On October 3, 1997, the Company entered into a definitive agreement to acquire KOFY, the WB Network affiliated television station serving San Francisco-Oakland-San Jose, California, the nation's fifth largest television market, for $173,750,000. On February 19, 1998, the Company announced that it had entered into a definitive agreement with Freedom Communications, Inc., whereby Freedom will acquire the assets of WWMT, the CBS affiliate serving Grand Rapids-Kalamazoo-Battle Creek, Michigan and WLAJ, the ABC affiliate serving Lansing, Michigan for $170,000,000, payable in cash at the closing of the transaction. It is anticipated that proceeds from the sale will be used to fund part of the purchase price of KOFY. The Company has sufficient net operating loss carryforwards for federal tax purposes to offset the gain that will be recognized on the sale of WWMT and WLAJ, however, the Company anticipates having to pay federal alternative minimum taxes and certain other state taxes in connection with the sale.

      The Company's Credit Agreement allows for revolving credit borrowings of $200,000,000 and permits borrowings of up to $300,000,000 in the aggregate. The revolving credit facility can be used to fund future acquisitions of broadcast stations and for general corporate purposes. The Company was in technical default of a financial covenant at September 30, 1997 and December 31, 1997, which has been waived by the lenders. On February 17, 1998, the Company and its lenders entered into an amendment to modify this covenant. As of February 28, 1998, subject to compliance with financial covenants, the Company had $60,000,000 of the revolving credit facility borrowings available for acquisitions and working capital purposes.

      Cash flows provided by operating activities were $10,345,000 during the year ended December 31, 1997, compared to $13,291,000 during the year ended December 31, 1996, and $8,806,000 during the year ended December 31, 1995. The decrease from 1996 to 1997 was primarily a result of an increase in net operating assets and higher cash interest expense, offset in part by higher operating cash flow. The increase from 1995 to 1996 resulted primarily from higher broadcasting flow offset, in part, by higher cash interest expense.

      Cash flows used in investing activities were $186,499,000 during the year ended December 31, 1997, compared to $14,395,000 during the year ended December 31, 1996, and $236,343,000 during the year ended December 31, 1995. The increase in cash flows used in investing activities from 1996 to 1997 related primarily to the acquisition of WDWB. The decrease in cash flows used in investing activities from 1995 to 1996 related primarily to the acquisition of KEYE, WWMT and WKBW in 1995.

      Cash flows provided by financing activities were $177,769,000 during the year ended December 31, 1997, compared to $1,565,000 during the year ended December 31, 1996, and $225,685,000 during the year ended December 31, 1995. The increase from 1996 to 1997 resulted primarily from a net increase in bank borrowings, proceeds from the 12-3/4% Cumulative Exchangeable Preferred Stock offering and a decrease in payments for deferred financing fees offset, in part, by a net increase in repurchase of subordinated debt. The decrease from 1995 to 1996 resulted primarily from a decrease in net bank borrowings offset, in part, by a decrease in payments for deferred financing fees.

      The computer applications which the Company utilizes in its operations are not complex. Any modification of the Company's software that may be needed in order to handle the upcoming change in the century is covered under the software's licensing agreement. The Company has determined that there will be no material costs incurred to modify its applications in order to handle the upcoming change in the century.

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

Item 8.  Financial Statements and Supplementary Data

Report of Independent Auditors

The Board of Directors and Stockholders
  Granite Broadcasting Corporation

We have audited the accompanying consolidated balance sheets of Granite Broadcasting Corporation as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a) of the Granite Broadcasting Corporation Form 10-K for the fiscal year ended December 31, 1997. These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Granite Broadcasting Corporation at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                        ERNST & YOUNG LLP

New York, New York
February 6, 1998

                        GRANITE BROADCASTING CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 For the Years Ended December 31,
                                                              1995             1996             1997
                                                         -------------    -------------    -------------
Net revenue ..........................................   $  99,894,627    $ 129,164,353    $ 153,511,540
Station operating expenses ...........................      55,398,930       72,089,368       83,728,786
Time brokerage agreement fees ........................              --          150,000          600,000
Depreciation .........................................       4,513,919        6,144,193        5,717,989
Amortization .........................................       7,590,885        9,737,136       13,824,248
Corporate expense ....................................       3,131,943        4,799,984        6,639,159
Non-cash compensation expense ........................         363,384          495,819          985,634
                                                         -------------    -------------    -------------

  Operating income ...................................      28,895,566       35,747,853       42,015,724

Other (income) expenses:
  Equity in net (income) loss of investee ............        (439,033)         995,019        1,531,542
  Interest expense, net ..............................      27,026,680       36,765,306       38,985,979
  Non-cash interest expense ..........................       1,738,559        2,086,639        2,181,686
  Other ..............................................         797,576        1,034,351        1,167,144
                                                         -------------    -------------    -------------
  Loss before income taxes and extraordinary item ....        (228,216)      (5,133,462)      (1,850,627)
  Provision for income taxes .........................         554,884          761,000        1,616,212
                                                         -------------    -------------    -------------

Loss before extraordinary item .......................        (783,100)      (5,894,462)      (3,466,839)
Extraordinary loss ...................................              --       (2,891,250)      (5,569,119)
                                                         -------------    -------------    -------------

    Net loss .........................................   $    (783,100)   $  (8,785,712)   $  (9,035,958)
                                                         =============    =============    =============

Net loss attributable to common shareholders .........   $  (4,368,497)   $ (12,310,993)   $ (31,207,468)
                                                         =============    =============    =============

    Per common share:
      Basic and diluted loss before extraordinary item   $       (0.74)   $       (1.09)   $       (2.93)
      Basic and diluted extraordinary loss ...........              --            (0.34)           (0.64)
                                                         -------------    -------------    -------------

        Basic and diluted net loss ...................   $       (0.74)   $       (1.43)   $       (3.57)
                                                         =============    =============    =============

Weighted average common shares outstanding ...........       5,920,294        8,611,606        8,764,705

                             See accompanying notes.

                        GRANITE BROADCASTING CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                        December 31,
                                                               ------------------------------
         ASSETS                                                     1996             1997
         ------                                                -------------    -------------
CURRENT ASSETS:
  Cash and cash equivalents ................................   $     555,753    $   2,170,927
  Accounts receivable, less allowance for doubtful accounts
    ($391,910 in 1996 and $408,290 in 1997) ................      27,057,451       35,308,464
  Film contract rights .....................................       6,276,660       10,097,262
  Other current assets .....................................       9,784,966       10,958,742
                                                               -------------    -------------
          TOTAL CURRENT ASSETS .............................      43,674,830       58,535,395

PROPERTY AND EQUIPMENT, NET ................................      33,562,019       36,004,876
FILM CONTRACT RIGHTS AND OTHER NONCURRENT ASSETS ...........       4,284,578        7,041,000
DEFERRED FINANCING FEES, less accumulated amortization
  ($4,049,724 in 1996 and $4,747,664 in 1997) ..............      14,181,662       10,213,314
INTANGIBLE ASSETS, NET .....................................     356,860,115      521,819,428
                                                               -------------    -------------
                                                               $ 452,563,204    $ 633,614,013
                                                               =============    =============
         LIABILITIES AND STOCKHOLDERS' DEFICIT
         -------------------------------------

CURRENT LIABILITIES:
  Accounts payable .........................................   $   4,016,964    $   3,885,239
  Accrued interest .........................................       6,071,378        4,387,546
  Other accrued liabilities ................................       4,497,534        5,682,202
  Film contract rights payable and other current liabilities       9,578,365       13,779,691
                                                               -------------    -------------
         TOTAL CURRENT LIABILITIES .........................      24,164,241       27,734,678

LONG-TERM DEBT .............................................     351,560,900      392,779,025
FILM CONTRACT RIGHTS PAYABLE ...............................       3,383,428        6,905,486
DEFERRED TAX LIABILITY AND OTHER
  NONCURRENT LIABILITIES ...................................      31,102,272       31,751,733

COMMITMENTS

REDEEMABLE PREFERRED STOCK .................................      45,487,500      207,699,808

STOCKHOLDERS' DEFICIT:
  Common stock: 41,000,000 shares authorized consisting of
   1,000,000 shares of Class A Common Stock, $.01 par
   value, and 40,000,000 shares of Common Stock
   (Nonvoting), $.01 par value; 178,500 shares of Class A
   Common Stock and 8,676,157 shares of Common Stock
   (Nonvoting) (8,499,716 shares at December 31, 1996)
    issued and outstanding .................................          86,782           88,546
  Additional paid-in capital ...............................      45,547,145       24,529,712
  Accumulated deficit ......................................     (45,375,910)     (54,411,868)
  Less:  Unearned compensation .............................      (2,506,279)      (2,529,232)
         Treasury stock ....................................              --          (47,000)
         Note receivable from officer ......................        (886,875)        (886,875)
                                                               -------------    -------------
           TOTAL STOCKHOLDERS' DEFICIT .....................      (3,135,137)     (33,256,717)
                                                               -------------    -------------
                                                               $ 452,563,204    $ 633,614,013
                                                               =============    =============

                             See accompanying notes.

                        GRANITE BROADCASTING CORPORATION
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

              For the Years Ended December 31, 1995, 1996 and 1997

                                                       Class A        Common          Series B        Series C
                                                       Common          Stock         Preferred       Preferred
                                                       Stock        (Nonvoting)        Stock           Stock
                                                   ------------    ------------    ------------    ------------
Balance at December 31, 1994 ...................   $      1,785    $     43,966    $      4,633    $     10,079

Accretion of and dividends on Series A
  Redeemable Preferred Stock ...................
Conversion of Series A Redeemable Preferred
  Stock and Series B and C Preferred
  Stock into Common Stock (Nonvoting) ..........                         36,069          (4,633)        (10,079)
Dividend on Cumulative Convertible
  Exchangeable Preferred Stock and
  Adjustable Rate Preferred Stock ..............
Exercise of stock options ......................                          1,574
Issuance of Common Stock (Nonvoting) ...........                            573
Grant of stock award under Management Stock Plan
Stock expense related to Management Stock Plan .
Net loss .......................................
                                                   ------------    ------------    ------------    ------------
Balance at December 31, 1995 ...................          1,785          82,182              --              --

Dividend on Cumulative Convertible
  Exchangeable Preferred Stock .................
Exercise of stock options ......................                          2,008
Issuance of Common Stock (Nonvoting) ...........                            807
Grant of stock award under Management Stock Plan
Stock expense related to Management Stock Plan .
Net loss .......................................
                                                   ------------    ------------    ------------    ------------
Balance at December 31, 1996 ...................          1,785          84,997              --              --

Dividends on redeemable preferred stock ........
Accretion of offering costs related to
  Cumulative Exchangeable Preferred Stock ......
Exercise of stock options ......................                            124
Conversion of redeemable preferred stock
  into Common Stock (Nonvoting) ................                            650
Issuance of Common Stock (Nonvoting) ...........                            990
Repurchase of redeemable preferred stock .......
Grant of stock award under Management Stock Plan
Stock expense related to Management Stock Plan .
Net loss .......................................
                                                   ------------    ------------    ------------    ------------
Balance at December 31, 1997....................   $      1,785    $     86,761    $         --    $         --
                                                   ============    ============    ============    ============

                                                    Additional                                         Note
                                                     Paid-in       (Accumulated      Unearned       Receivable
                                                     Capital         Deficit)      Compensation    From Officer
                                                   ------------    ------------    ------------    ------------
Balance at December 31, 1994 ...................   $ 48,688,435    $(35,807,098)   $ (1,213,104)   $         --

Accretion of and dividends on Series A
  Redeemable Preferred Stock ...................        (35,116)
Conversion of Series A Redeemable Preferred
  Stock and Series B and C Preferred
  Stock into Common Stock (Nonvoting) ..........      1,200,518
Dividend on Cumulative Convertible
  Exchangeable Preferred Stock and
  Adjustable Rate Preferred Stock ..............     (3,550,281)
Exercise of stock options ......................         31,376
Issuance of Common Stock (Nonvoting) ...........           (573)
Grant of stock award under Management Stock Plan        640,750                        (640,750)
Stock expense related to Management Stock Plan .       (110,907)                        363,384
Net loss .......................................                       (783,100)
                                                   ------------    ------------    ------------    ------------
Balance at December 31, 1995 ...................     46,864,202     (36,590,198)     (1,490,470)             --

Dividend on Cumulative Convertible
  Exchangeable Preferred Stock .................     (3,525,281)
Exercise of stock options ......................        888,805                                        (886,875)
Issuance of Common Stock (Nonvoting) ...........           (807)
Grant of stock award under Management Stock Plan      1,511,628                      (1,511,628)
Stock expense related to Management Stock Plan .       (191,402)                        495,819
Net loss .......................................                     (8,785,712)
                                                   ------------    ------------    ------------    ------------
Balance at December 31, 1996 ...................     45,547,145     (45,375,910)     (2,506,279)       (886,875)

Dividends on redeemable preferred stock ........    (21,729,672)
Accretion of offering costs related to
  Cumulative Exchangeable Preferred Stock ......       (441,838)
Exercise of stock options ......................         58,164
Conversion of redeemable preferred stock
  into Common Stock (Nonvoting) ................        324,350
Issuance of Common Stock (Nonvoting) ...........           (990)
Repurchase of redeemable preferred stock .......
Grant of stock award under Management Stock Plan      1,008,587                      (1,008,587)
Stock expense related to Management Stock Plan .       (236,034)                        985,634
Net loss .......................................                     (9,035,958)
                                                   ------------    ------------    ------------    ------------
Balance at December 31, 1997....................   $ 24,529,712    $(54,411,868)   $ (2,529,232)   $   (886,875)
                                                   ============    ============    ============    ============

                                                                           Total
                                                      Treasury        Stockholders'
                                                       Stock       Equity (Deficit)
                                                   ------------    ----------------
Balance at December 31, 1994 ...................   $         --       $ 11,728,696

Accretion of and dividends on Series A
  Redeemable Preferred Stock ...................                           (35,116)
Conversion of Series A Redeemable Preferred
  Stock and Series B and C Preferred
  Stock into Common Stock (Nonvoting) ..........                         1,221,875
Dividend on Cumulative Convertible
  Exchangeable Preferred Stock and
  Adjustable Rate Preferred Stock ..............                        (3,550,281)
Exercise of stock options ......................                            32,950
Issuance of Common Stock (Nonvoting) ...........                                --
Grant of stock award under Management Stock Plan                                --
Stock expense related to Management Stock Plan .                           252,477
Net loss .......................................                          (783,100)
                                                   ------------       ------------
Balance at December 31, 1995 ...................             --          8,867,501

Dividend on Cumulative Convertible
  Exchangeable Preferred Stock .................                        (3,525,281)
Exercise of stock options ......................                             3,938
Issuance of Common Stock (Nonvoting) ...........                                --
Grant of stock award under Management Stock Plan                                --
Stock expense related to Management Stock Plan .                           304,417
Net loss .......................................                        (8,785,712)
                                                   ------------       ------------
Balance at December 31, 1996 ...................             --         (3,135,137)

Dividends on redeemable preferred stock ........                       (21,729,672)
Accretion of offering costs related to
  Cumulative Exchangeable Preferred Stock ......                          (441,838)
Exercise of stock options ......................                            58,288
Conversion of redeemable preferred stock
  into Common Stock (Nonvoting) ................                           325,000
Issuance of Common Stock (Nonvoting) ...........                                --
Repurchase of redeemable preferred stock .......        (47,000)           (47,000)
Grant of stock award under Management Stock Plan                                --
Stock expense related to Management Stock Plan .                           749,600
Net loss .......................................                        (9,035,958)
                                                   ------------       ------------
Balance at December 31, 1997....................   $    (47,000)      $(33,256,717)
                                                   ============       ============

                             See accompanying notes.

                        GRANITE BROADCASTING CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          For the Years Ended December 31,
                                                                          --------------------------------
                                                                       1995             1996             1997
                                                                  -------------    -------------    -------------
Cash flows from operating activities:
 Net loss .....................................................   $    (783,100)   $  (8,785,712)      (9,035,958)
 Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Extraordinary loss .........................................              --        2,891,250        5,569,119
   Amortization of intangible assets ..........................       7,590,885        9,737,136       13,824,248
   Depreciation ...............................................       4,513,919        6,144,193        5,717,989
   Non-cash compensation expense ..............................         363,384          495,819          985,634
   Non-cash deferred income taxes .............................       1,115,000          975,000        1,730,561
   Non-cash interest expense ..................................       1,738,559        2,086,639        2,181,686
   Deferred income taxes ......................................        (824,116)        (589,000)        (536,349)
   Equity in net loss (income) of investee ....................        (439,033)         995,019        1,531,542
Change in assets and liabilities net of effects from
   acquisitions of stations:
   Increase in accounts receivable ............................      (7,528,139)        (870,872)      (8,251,013)
   Increase (decrease) in accrued liabilities .................       2,307,778        1,473,236         (629,972)
   Increase (decrease) in accounts payable ....................       2,689,051       (1,268,655)        (131,725)
   Increase in film contract rights and other noncurrent assets      (3,448,429)        (517,279)      (4,981,012)
   Increase in film contract rights payable
    and other liabilities .....................................       3,222,796        1,193,223        4,086,757
   Increase in other assets ...................................      (1,712,859)        (668,776)      (1,716,398)
                                                                  -------------    -------------    -------------
Net cash provided by operating activities .....................       8,805,696       13,291,221       10,345,109
                                                                  -------------    -------------    -------------
Cash flows from investing activities:
  Deposit for station acquisition and other related costs .....              --       (5,957,000)      (5,960,000)
  Investment in Datacast, LLC .................................              --       (1,500,000)      (1,500,000)
  Payment for acquisitions of stations, net of cash acquired ..    (228,660,507)              --     (173,164,089)
  Capital expenditures ........................................      (7,682,188)      (6,938,477)      (5,874,633)
                                                                  -------------    -------------    -------------
    Net cash used in investing activities .....................    (236,342,695)     (14,395,477)    (186,498,722)
                                                                  -------------    -------------    -------------
Cash flows from financing activities:
  Proceeds from bank loan .....................................     174,250,000       34,000,000      138,500,000
  Retirement of senior subordinated notes .....................              --      (15,500,000)     (82,897,588)
  Repayment of bank borrowings ................................    (107,500,000)    (117,500,000)     (18,000,000)
  Redemption of Adjustable Rate Preferred Stock ...............      (2,000,000)              --               --
  Payment of deferred financing fees ..........................     (10,537,110)      (5,363,771)        (210,873)
  Proceeds from senior subordinated notes .....................     175,000,000      109,450,000               --
  Proceeds from Preferred Stock Offering, net .................              --               --      143,889,789
  Dividends paid ..............................................      (3,561,280)      (3,525,281)      (3,523,828)
  Other financing activities, net .............................          32,950            3,938           11,287
                                                                  -------------    -------------    -------------
    Net cash provided by financing activities .................     225,684,560        1,564,886      177,768,787
                                                                  -------------    -------------    -------------
Net (decrease) increase in cash and cash equivalents ..........      (1,852,439)         460,630        1,615,174
Cash and cash equivalents, beginning of year ..................       1,947,562           95,123          555,753
                                                                  -------------    -------------    -------------
Cash and cash equivalents, end of year ........................   $      95,123    $     555,753    $   2,170,927
                                                                  =============    =============    =============
Supplemental information:
  Cash paid for interest ......................................   $  24,699,248    $  36,451,009    $  40,711,506
  Cash paid for income taxes ..................................         149,751          112,532          193,000
  Non-cash investing and financing activities:
    Non-cash capital expenditures .............................         459,786          635,609          668,747
    Stock dividend ............................................              --               --       13,009,715
    Other non-cash financing activity .........................              --          886,875               --

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

      Revenue recognition

            The Company recognizes revenue from the sale of advertising at the time the advertisements are aired.

      Intangibles

            Intangible assets at December 31 are summarized as follows:

                                            1996             1997
                                       -------------    -------------
            Goodwill ...............   $  76,202,853    $ 219,891,911
            Network affiliations ...     247,941,641      256,691,641
            Broadcast licenses .....      67,896,861       94,219,861
                                       -------------    -------------
                                         392,041,355      570,803,413
            Accumulated amortization     (35,181,240)     (48,983,985)
                                       -------------    -------------

            Net intangible assets ..   $ 356,860,115    $ 521,819,428
                                       =============    =============

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

      Deferred financing fees

            The Company has incurred certain fees in connection with entering into a bank credit agreement, the sale of 12.75% Debentures (as defined), the sale of 10-3/8% Notes (as defined) and the sale of 9-3/8% Notes (as defined). The deferred financing fees related to the bank credit agreement are being amortized over seven years and ten years for the 10-3/8% Notes and the 9-3/8% Notes. The deferred financing fees relating to the 12.75% Debentures were completely written-off during 1997 in conjunction with the repurchase of those debentures. See Note 6 -- "Long-Term Debt." Amortization of deferred financing fees is classified as non-cash interest expense on the consolidated statement of operations.

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

            At December 31, 1997, the obligation for programming that had not been recorded because the program rights were not available for broadcasting aggregated $23,918,632.

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

      Net loss per common share

            In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share." Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented to conform to the Statement 128 requirements.

            Net loss per common share for each of the three years in the period ended December 31, 1997 is calculated by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. The inclusion of additional shares assuming the exercise of outstanding stock options and the conversion of convertible preferred stock in the diluted earnings per share calculation would have been antidilutive in all three years.

                        GRANITE BROADCASTING CORPORATION

Note 2 - Acquisitions and Dispositions

            On January 31, 1997 the Company acquired substantially all the assets used in the operation of WDWB-TV (formerly known as WXON-TV), the WB affiliate serving Detroit, Michigan for $175,000,000 in cash and the assumption of certain liabilities. The acquisition has been accounted for under the purchase method of accounting and the results of operations are included in the Company's consolidated statement of operations from the date of acquisition.

            The following comprises the allocation of the purchase price:

            Purchase price                                   $ 175,000,000
            Net tangible assets acquired, principally film
              contract rights and property and equipment        (1,080,000)
            Broadcast license                                  (26,250,000)
            Network affiliation agreement                       (8,750,000)
                                                             -------------

            Goodwill                                         $ 138,920,000
                                                             =============

            On October 3, 1997, the Company entered into a definitive agreement to acquire KOFY-TV, the WB affiliate serving San Francisco-Oakland-San Jose, California, for $173,750,000 in cash and the assumption of certain liabilities.

            On February 19, 1998, the Company announced that it had entered into a definitive agreement with Freedom Communications, Inc. whereby Freedom will acquire the assets of WWMT-TV, the CBS affiliate serving Grand Rapids-Kalamazoo-Battle Creek, Michigan and WLAJ-TV, the ABC affiliate serving Lansing, Michigan for $170,000,000, payable in cash at the closing of the transaction. It is anticipated that proceeds from the sale will be used to fund part of the purchase price of KOFY-TV.

            The following table summarizes the unaudited consolidated pro forma results of operations for the years ended December 31, 1996 and 1997 assuming the acquisition of WDWB-TV had occurred as of January 1, 1996 and the acquisition of KOFY-TV and the disposition of WWMT-TV and WLAJ-TV had occurred as of January 1, 1997:

                                                      1996             1997
                                                 -------------    -------------
            Net revenue                          $ 147,231,000    $ 148,711,000
            Station operating expenses              78,577,000       84,925,000
            Loss before extraordinary item          (1,544,000)     (18,237,000)
            Loss before extraordinary item per
              common share                       $       (2.81)   $       (4.81)

            The Company currently operates WLAJ-TV pursuant to a time brokerage agreement. The terms of the agreement require the Company to pay a monthly fee and reimburse certain expenses in exchange for the right to provide station programming and sell related advertising time. Nevertheless, as the holder of the FCC license, the owner-operator retains full control and responsibility for the operation of the station, including control over all programming broadcast on the station. The time brokerage agreement terminates on the earlier of the date the Company exercises its option to acquire WLAJ-TV or October 17, 2001. The agreement to acquire substantially all of the assets used in the operation of WLAJ-TV is for $19,400,000 in cash and the assumption of certain liabilities. In connection with this agreement, the Company agreed to provide a loan guarantee of up to

                        GRANITE BROADCASTING CORPORATION

$12,000,000 in favor of the owner of WLAJ-TV. The loan guarantee is collateralized by all of the assets of WLAJ-TV.

Note 3-- Property and Equipment

            The major classifications of property and equipment are as follows:

                                                     December 31,
                                              -------------------------
                                                  1996          1997
                                              -----------   -----------
            Land ..........................   $ 2,527,708   $ 2,537,708
            Buildings and improvements ....    16,607,496    17,563,498
            Furniture and fixtures ........     5,691,019     6,794,548
            Technical equipment and other .    31,924,360    37,684,627
                                              -----------   -----------
                                               56,750,583    64,580,381
            Less:  Accumulated depreciation    23,188,564    28,575,505
                                              -----------   -----------

            Net property and equipment ....   $33,562,019   $36,004,876
                                              ===========   ===========

Note 4 -- Other Accrued Liabilities

            Other accrued liabilities are summarized below:

                                                   December 31,
                                             -----------------------
                                                 1996         1997
                                             ----------   ----------
            Compensation and benefits ....   $2,367,808   $2,328,753
            Other ........................    2,129,726    3,353,449
                                             ----------   ----------

            Total ........................   $4,497,534   $5,682,202
                                             ==========   ==========

Note 5 -- Other Current Assets

            Other current assets are summarized below:

                                                           December 31,
                                                    -------------------------
                                                        1996          1997
                                                    -----------   -----------
            Barter and other receivables ........   $ 2,400,386   $ 2,650,070
            Escrow deposit related to station
              acquisition and other related costs     5,957,000     6,470,000
            Other ...............................     1,427,580     1,838,672
                                                    -----------   -----------

            Total ...............................   $ 9,784,966   $10,958,742
                                                    ===========   ===========

Note 6 -- Long-term Debt

            The carrying amounts and fair values of the Company's long-term debt are as follows:

                                         December 31, 1996             December 31, 1997
                                    ---------------------------   ---------------------------
                                  Carrying Amount   Fair Value  Carrying Amount   Fair Value
                                    ------------   ------------   ------------   ------------
Senior Bank Debt ................   $ 22,500,000   $ 22,500,000   $143,000,000   $143,000,000
9-3/8% Senior Subordinated Notes,
  net of unamortized discount ...     96,060,900     94,087,500     76,779,025     78,058,700
10-3/8% Senior Subordinated
  Notes .........................    173,000,000    178,622,500    173,000,000    181,217,500
12.75% Senior Subordinated
  Notes .........................     60,000,000     65,625,000             --             --
                                    ------------   ------------   ------------   ------------

Total ...........................   $351,560,900   $360,835,000   $392,779,025   $402,276,200
                                    ============   ============   ============   ============

            The fair value of the Company's Senior Subordinated Notes is estimated based on quoted market prices. The carrying amount of the Company's borrowings under its credit facility approximates fair value.

      Senior bank debt

            The Company's existing bank credit agreement was amended and restated on September 4, 1996 (as amended and restated the "Third Amended and Restated Credit Agreement") to create a reducing revolving credit facility of up to $200,000,000 and permits borrowings of up to $300,000,000 in the aggregate. The proceeds from this facility are available for acquisitions and for general working capital purposes as defined in the agreement.

            Outstanding principal balances under the Third Amended and Restated Credit Agreement bear interest at floating rates equal to LIBOR (the "LIBOR Rate") plus marginal rates between 1.125% and 2.375% or the prime rate plus marginal rates between 0.0% and 1.125%. The LIBOR Rate was 5.6875% plus a marginal rate of 2.375% at December 31, 1996. The LIBOR Rate was 5.1825% plus a marginal rate of 2.375% at December 31, 1997. The marginal rate is subject to change based upon changes in the ratio of outstanding principal balances to operating cash flow. The principal amount of the revolving loans are subject to reduction in installments commencing December 31, 1998 through December 31, 2003, when the final payment is due.

            The Third Amended and Restated Credit Agreement is secured by substantially all of the assets of the Company, as well as a pledge of all issued and outstanding shares of capital stock of the Company's present and future subsidiaries and guaranteed by all present and future subsidiaries of the Company. The Third Amended and Restated Credit Agreement requires the Company to maintain compliance with certain financial ratios. The Company was in technical default of a financial covenant at September 30, 1997 and December 31, 1997 which has been waived by the lenders. On February 17, 1998, the Company and its lenders entered into an amendment to modify this covenant. Other provisions place limitations on the incurrence of additional debt, payments for capital expenditures, prepayment of subordinated debt, merger or consolidation with or acquisition of another entity, the declaration or payment of cash dividends other than on the Cumulative Convertible Exchangeable Preferred Stock and other transactions by the Company.

      Senior Subordinated Debentures

            The Company had outstanding $60,000,000 aggregate principal amount of its 12.75% Senior Subordinated Debentures (the "12.75% Debentures") due September 1, 2002.

                        GRANITE BROADCASTING CORPORATION

            On September 1, 1997, the Company exercised its option to redeem the entire outstanding $60,000,000 principal amount of its 12.75% Debentures at a redemption price of 106.375% of the principal amount thereof, plus accrued interest. As a result, the Company recognized an extraordinary loss, including the write-off of a portion of related deferred financing fees, of $5,248,315.

      Senior Subordinated Notes

            The Company issued $175,000,000 aggregate principal amount of its 10-3/8% Senior Subordinated Notes (the "10-3/8% Notes") due May 15, 2005. On May 6, 1996, the Company purchased $2,000,000 face amount of its 10-3/8% Notes at a discount and recognized an extraordinary loss, after the write-off of a portion of related deferred financing fees, of $44,150.

            The 10-3/8% Notes will be redeemable in the event that on or before May 15, 1998 the Company receives net proceeds from the sale of its Capital Stock (other than Disqualified Stock (each as defined in the Indenture governing the 10-3/8% Notes)), in which case the Company may, at its option and from time to time, use all or a portion of any such net proceeds to redeem certain amounts of the 10-3/8% Notes with certain limitations. In addition, the 10-3/8% Notes are redeemable at any time on or after May 15, 2000, at the option of the Company, in whole or in part from time to time, at certain prices declining annually to 100% of the principal amount on or after May 15, 2002, plus accrued interest. The Company is required to offer to purchase all outstanding 10-3/8% Notes at 101% of the principal amount plus accrued interest in the event of a Change of Control (as defined in the Indenture governing the 10-3/8% Notes).

            The 10-3/8% Notes are subordinated in right of payment to the Third Amended and Restated Credit Agreement and to future Senior Debt (as defined in the Indenture governing the 10-3/8% Notes) and rank pari passu with all senior subordinated debt and senior to all subordinated debt of the Company. The Indenture governing the 10-3/8% Notes contains certain covenants that, among other things, limit the ability of the Company and its subsidiaries to incur debt, pay cash dividends on or repurchase capital stock, enter into agreements prohibiting the creation of liens or restricting the ability of a subsidiary to pay money or transfer assets to the Company, enter into certain transactions with their affiliates, dispose of certain assets and engage in mergers and consolidations.

            On February 22, 1996, the Company completed an offering of $110,000,000 principal amount of its 9-3/8% Senior Subordinated Notes (the "9-3/8% Notes") due December 1, 2005. Proceeds from the sale of the 9-3/8% Notes were used to repay all outstanding term loan and revolving credit borrowings under the Company's then existing bank credit agreement and for general working capital purposes. In connection with the repayment of the term loan, the Company incurred an extraordinary loss on the early extinguishment of debt of $3,510,152 related to the write-off of deferred financing fees. In June 1996, the Company purchased $13,500,000 face amount of its 9-3/8% Notes at a discount and recognized an extraordinary gain, after the write-off of a portion of related deferred financing fees, of $663,052. In March 1997, the Company purchased $19,405,000 face amount of its 9-3/8% Notes at a discount and recognized an extraordinary loss, after the write-off of a portion of related deferred financing fees, of $320,804.

            The 9-3/8% Notes will be redeemable in the event that on or before February 22, 1999, the Company receives proceeds from any sale of its Capital Stock (other than Disqualified Stock) in one or more offerings, in which case the Company may, at its option and from time to time, use all or a portion of any such net proceeds within 75 days of receipt to redeem certain amounts of the 9-3/8% Notes with certain limitations. In addition, the 9-3/8% Notes are redeemable at any time on or after December 1, 2000, at the option of the Company, in whole or in part, at certain prices declining annually to 100% of the principal amount on or after December 1, 2002, plus accrued interest. The Company is required to offer to purchase all outstanding 9-3/8% Notes at 101% of the principal amount plus accrued interest in the event of a Change of Control (as defined in the Indenture governing the 9-3/8% Notes).

                        GRANITE BROADCASTING CORPORATION

            The 9-3/8% Notes are subordinate in right of payment to all existing and future Senior Debt (as defined in the Indenture) and rank pari passu with all senior subordinated debt and senior to all subordinated debt. The provisions of the Indenture contains certain covenants that, among other things, limit the ability of the Company and its subsidiaries to incur debt, make certain restricted payments, enter into certain transactions with their affiliates, dispose of certain assets, incur liens securing subordinated debt of the Company, engage in mergers and consolidations and restrict the ability of the subsidiaries of the Company to make distributions and transfers to the Company.

            There are no scheduled principal maturities on all long-term debt for the five years subsequent to December 31, 1997.

Note 7 -- Commitments

            Future minimum lease payments under long-term operating leases as of December 31, 1997 are as follows:

            1998..............................................     $  1,151,000
            1999..............................................          930,000
            2000..............................................          647,000
            2001..............................................          518,000
            2002 .............................................          403,000
            2003 and thereafter...............................        2,530,000
                                                                   ------------
                                                                   $  6,179,000
                                                                   ============

            Rent expense, including escalation charges, was $559,000, $929,000 and $1,038,000 for the years ended December 31, 1995, 1996 and 1997, respectively.

Note 8 -- Redeemable Preferred Stock

      Series A Preferred Stock

            The Company authorized 100,000 shares of its Series A Convertible Preferred Stock ("Series A Stock"), par value $.01 per share, which were issued at an aggregate price of $1,210,000. All outstanding shares of the Series A Stock were converted into shares of the Company's Common Stock (Nonvoting), par value $.01 per share (the "Common Stock (Nonvoting)") in August 1995. Prior to conversion, dividends accrued on the Series A Stock at an annual rate of $.40 per share which accumulated, without interest, if unpaid. Accrued but unpaid dividends on the Series A Stock totaled $262,844 at December 31, 1996 and 1997. Accrued dividends are due and payable on the later of December 31, 1999 or the date on which such dividends may be paid under the Company's debt instruments.

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

                        GRANITE BROADCASTING CORPORATION

Dividends on the Cumulative Convertible Exchangeable Preferred Stock are cumulative and accrue without interest, if unpaid.

            Each share of Cumulative Convertible Exchangeable Preferred Stock is convertible, at the option of the holder, into shares of Common Stock (Nonvoting). The Cumulative Convertible Exchangeable Preferred Stock is convertible into Common Stock (Nonvoting) on a 5 for 1 share basis. The current conversion price of the Cumulative Convertible Exchangeable Preferred Stock is $5.00 per share, subject to adjustment upon the occurrence of certain events. The Cumulative Convertible Exchangeable Preferred Stock is entitled to a preference of $25.00 per share plus accrued and unpaid dividends in the event of liquidation, dissolution or winding up of the Company ($45,162,500 liquidation value at December 31, 1997). The Company is required, to the extent permitted by loan agreements or indentures to which the Company is then a party, the obligations of which are senior in priority to the Cumulative Convertible Exchangeable Preferred Stock, to redeem the Cumulative Convertible Exchangeable Preferred Stock at a price of $25.00 per share plus accrued and unpaid dividends on December 15, 2005.

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

12-3/4% Cumulative Exchangeable Preferred Stock

            In January 1997, the Company authorized 400,000 shares of its 12-3/4% Cumulative Exchangeable Preferred Stock (the "12-3/4% Cumulative Exchangeable Preferred Stock"), par value $.01 per share. In connection with the Company's acquisition of WDWB-TV, 150,000 shares of the 12-3/4% Cumulative Exchangeable Preferred Stock were issued in January 1997 at a price of $1,000 per share. Holders of the 12-3/4% Cumulative Exchangeable Preferred Stock are entitled to receive dividends at an annual rate of 12-3/4% per share payable semi-annually on April 1 and October 1 of each year. The Third Amended and Restated Credit Agreement currently prohibits the payment of cash dividends on the 12-3/4% Cumulative Exchangeable Preferred Stock. The Company may elect to pay dividends prior to April 1, 2002 in additional shares of 12-3/4% Cumulative Exchangeable Preferred Stock. Dividends on the 12-3/4% Cumulative Exchangeable Preferred Stock are cumulative and accrue without interest, if unpaid.

            The 12-3/4% Cumulative Exchangeable Preferred Stock is entitled to a preference of $1,000 per share initially, plus accumulated and unpaid dividends in the event of liquidation or winding up of the Company ($163,009,715 liquidation value at December 31, 1997). The Company is required, subject to certain conditions, to redeem all of the 12-3/4% Cumulative Exchangeable Preferred Stock outstanding on April 1, 2009, at a redemption price equal to 100% of the then effective liquidation preference thereof, plus, without duplication, accumulated and unpaid dividends to the date of redemption.

            Subject to certain conditions, each share of the 12-3/4% Cumulative Exchangeable Preferred Stock is exchangeable, in whole or in part, at the option of the Company, for the Company's 12-3/4% Exchange Debentures (the "12-3/4% Exchange Debentures") on any scheduled dividend payment date at the rate of $1,000 principal amount of 12-3/4% Exchange Debentures for each share of 12-3/4% Cumulative Exchangeable Preferred Stock outstanding at the time of the exchange.

                        GRANITE BROADCASTING CORPORATION

Note 9 -- Stockholders' Equity

      Stock option plans

            The Company has a stock option plan (the "Stock Option Plan") for officers and certain key employees. On April 29, 1997, the Stock Option Plan was amended to increase the shares of Common Stock (Nonvoting) subject to options available for grant to 3,000,000 from 2,000,000. Options may be granted under the Stock Option Plan at an exercise price (for tax-qualified incentive stock options) of not less than 100% of the fair market value of the Common Stock (Nonvoting) on the date the option is granted, or 110% of such fair market value for option recipients who hold 10% or more of the Company's voting stock. The exercise price for nonqualified stock options may be less than, equal to or greater than the fair market value of the Common Stock (Nonvoting) on the date the option is granted. Options are normally exercisable at a rate of 20% per year beginning on the date of grant (or the next preceding January 1) and expire ten years after the date of grant, except for incentive stock options granted to recipients who also own 10% or more of the Company's voting stock. At December 31, 1995, 1996 and 1997, 467,850, 521,000 and 762,550, respectively, options were exercisable.

            On March 1, 1994, the Company adopted a Director Stock Option Plan (the "Director Option Plan") providing for the grant, from time to time, of nonqualified stock options to non-employee directors of the Company to purchase an aggregate of 300,000 shares of Common Stock (Nonvoting). As of December 31, 1996 and 1997, options granted under the Director Option Plan were outstanding for the purchase of 97,200 and 265,100 shares of Common Stock (Nonvoting), respectively. Under the Director Option Plan as amended in 1995, at the end of the current triennial option period and each third anniversary thereafter all directors will automatically receive an option to purchase 18,000 shares of Common Stock (Nonvoting) ("Automatic Director Service Awards") as compensation for attendance at each regular quarterly meeting ("Regular Quarterly Meeting") during the triennial option period subsequent to the grant in lieu of cash compensation. In addition, under the Director Option Plan, directors receive options ("Automatic Committee Awards") for service on certain of the committees of the Board of Directors (each a "Committee"). Options become exercisable one year (or immediately in the case of Automatic Director Service Awards, or Automatic Committee Awards granted after February 27, 1997) from the date of attendance by a director at a Regular Quarterly Meeting or a Committee meeting, as applicable.

            The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"). Accordingly, no compensation expense has been recognized for the stock option plans. For purposes of SFAS 123 pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period; therefore, the impact on pro forma net loss in 1996 and 1997 may not be representative of the impact in future years. The Company's pro forma information for years ended December 31, follows:

                                             1996              1997
                                           --------           -------
            Pro forma net loss ......   $   (9,473,649)   $  (10,301,413)
            Pro forma loss per share:
              Basic .................   $        (1.51)   $        (3.70)
              Diluted ...............   $        (1.51)   $        (3.70)

            The fair value for each option grant was estimated at the date of grant using a binomial option pricing model with the following weighted-average assumptions for the various grants made during 1996 and 1997: risk-free interest rate of 5.77% and 5.92% in 1996 and 5.67% in 1997; no dividend yield; expected volatility of 25% in 1996 and 38% in 1997; and expected lives of two to three years in 1996 and three years in 1997.

            The binomial option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the

                        GRANITE BROADCASTING CORPORATION
input of highly subjective assumptions including the expected stock price volatility. The Company's employee stock options have characteristics significantly different from those of traded options and changes in the subjective input assumptions can materially affect the fair value estimate.

                                                1996                           1997
                                     --------------------------    --------------------------
                                               Weighted-Average              Weighted-Average
                                      Options    Exercise Price    Options     Exercise Price
                                      -------    --------------    -------     --------------
Outstanding at beginning of year     1,048,950       $ 5.22       1,872,700       $10.22
Granted .........................    1,029,000        14.19         481,000         8.89
Exercised .......................     (200,750)        4.44         (12,350)        4.72
Forfeited .......................       (4,500)        7.10          (4,500)        9.75
                                     ---------                    ---------
Outstanding at end of year ......    1,872,700        10.22       2,336,850         9.98
                                     =========                    =========
Exercisable at end of year ......      573,200         5.27         883,950         6.11
Weighted-average fair value of
  options granted during the year       $ 3.01                       $ 2.84

                                     Options  Outstanding                                 Options Exercisable
                      ---------------------------------------------------------      ----------------------------------
                        Number          Weighted-Average       Weighted-Average         Number         Weighted-Average
    Range of          Outstanding           Remaining              Exercise          Outstanding           Exercise
 Exercise Prices       @ 12/31/97        Contractual Life           Price             @ 12/31/97            Price
 ---------------       ----------        ----------------           -----             ----------            -----
    $3-$7               788,150             6.9 years               $5.07               698,150             $4.82
$8.38-$16             1,548,700             5.6 years               $12.48              185,800             $10.96
                      ---------                                                         -------
                      2,336,850                                                         883,950

      Management Stock Plan

            In April 1993, the Company adopted a Management Stock Plan providing for the grant from time to time of awards denominated in shares of Common Stock (Nonvoting) (the "Bonus Shares") to salaried executive employees of the Company. The Company has set aside a reserve of 750,000 shares of Common Stock (Nonvoting) for grant under the Management Stock Plan. Shares generally vest over a five-year period. As of December 31, 1997, the Company has allocated a total of 694,150 Bonus Shares pursuant to the Management Stock Plan, 437,600 of which had vested through December 31, 1997. For the years ended December 31, 1995, 1996 and 1997, 124,500, 216,875 and 95,275 shares were granted pursuant to the Management Stock Plan. The weighted-average grant-date fair value of those shares is $7.38, $10.17 and $10.10, respectively.

Non-Employee Directors' Stock Plan

            In April of 1997, the Company adopted a Non-Employee Directors' Stock Plan (the "Director Stock Plan"), providing an annual grant of the Company's Common Stock (Nonvoting) to each eligible non-employee director of a number of shares equal to $20,000 divided by the fair market value of the Common Stock (Nonvoting) on the date of grant. The Company has set aside a reserve of 100,000 shares of Common Stock (Nonvoting) for grant under the Director Stock Plan. Shares granted vest immediately. For the year ended December 31, 1997, 16,716 shares were granted pursuant to the Director Stock Plan. The weighted-average grant date fair value of those shares is $8.38.

                        GRANITE BROADCASTING CORPORATION

      The total number of common shares outstanding at December 31, 1997 assuming conversion of all outstanding convertible preferred stock and exercise of all outstanding stock options is as follows:

      Class A Common Stock......................................      178,500
      Common Stock (Nonvoting)..................................    8,676,157
      Conversion of Cumulative Convertible
        Exchangeable Preferred Stock............................    9,032,500
      Stock option plans........................................    2,336,850
                                                                  -----------
                                                                   20,224,007
                                                                  ===========

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

      The provision for income taxes for the years ended December 31 consists of the following:

                                            1995          1996          1997
                                          --------      --------     ----------
Current taxes:
   Federal.............................   $     --      $     --       $     --
   State...............................    264,000       375,000        422,000
                                          --------      --------     ----------
                                           264,000       375,000        422,000

Deferred taxes:
   Federal.............................    154,400       285,700        844,212
   State...............................    136,484       100,300        350,000
                                          --------      --------     ----------
                                           290,884       386,000      1,194,212
                                          --------      --------     ----------
Provision for income taxes.............   $554,884      $761,000     $1,616,212
                                          ========      ========     ==========

      The provision for income taxes for the years ended December 31, 1996 and 1997 is comprised of a non-cash provision for income taxes, relating to WKBW-TV of $975,000 and $1,730,561, respectively, partially offset by the deferred tax benefit recorded on companies included in the Granite Broadcasting Corporation U.S. consolidated income tax return. Also included are the provisions for state and local taxes.

      During 1995, the Company utilized approximately $2,800,000 of net operating loss carryforwards relating to WKBW-TV to eliminate its income tax liability. This tax benefit of approximately $1,100,000 reduced goodwill. The Company has remaining net operating loss carryforwards relating to WKBW-TV of approximately $19,900,000, which expire no sooner than December 31, 2004. The net operating loss carryforwards are restricted to offsetting future years' U.S. federal income tax liabilities of that subsidiary. If realized, the benefit will be used to further reduce goodwill.

                        GRANITE BROADCASTING CORPORATION

      Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the Company's deferred tax asset and liability as of December 31 are as follows:

                                                                    December 31,
                                                            ----------------------------
                                                                1996            1997
                                                            ------------    ------------
Deferred tax liability from excess carrying value
  of non-goodwill intangible assets over tax basis......... $ 39,648,565    $ 46,918,623
Deferred tax assets:
  Net operating loss carryforward .........................   24,293,786      33,183,110
  Other....................................................      304,862         187,122
                                                            ------------    ------------
Total deferred tax assets..................................   24,598,648      33,370,232
Valuation allowance........................................   (7,554,878)    (10,254,066)
                                                            ------------    ------------
Net deferred tax assets....................................   17,043,770      23,116,166
                                                            ------------    ------------

Net deferred tax liability................................. $ 22,604,795    $ 23,802,457
                                                            ============    ============

      The difference between the U.S. federal statutory tax rate and the Company's effective tax rate for the years ended December 31 is as follows:

                                               1995       1996      1997
                                               -----      -----     -----
U.S. statutory rate..........................  (35.0%)    (35.0%)   (35.0%)
Nondeductible amortization...................  201.4       22.2      35.5
State and local taxes........................  160.8        9.3      35.1
(Decrease) increase in valuation allowance...  (84.1)      18.3      51.7
                                               -----      -----     -----

Effective tax rate...........................  243.1%      14.8%     87.3%
                                               =====      =====     =====

      At December 31, 1997, the Company had a net operating loss carryforward for federal tax purposes of approximately $73,000,000 that will expire no sooner than December 31, 2004. The future utilization of the net operating losses may be subject to limitation under Section 382 of the Internal Revenue Code. This possible limitation has been reflected in the valuation allowance. The Company has provided a valuation allowance against a portion of the net deferred tax asset as the past history of the Company makes realization of taxable income uncertain. During 1995, 1996 and 1997, the change in valuation allowance relates to the utilization of or increase in net operating loss carryforwards.

Note 11 -- Defined Contribution Plan

      The Company has a trusteed profit sharing and savings plan (the "Plan") covering substantially all of its employees. Contributions by the Company to the Plan are based on a percentage of the amount of employee contributions to the Plan and are made at the discretion of the Board of Directors. Company contributions, which are funded quarterly, amounted to $499,000, $642,000 and $718,000 for the years ended December 31, 1995, 1996 and 1997, respectively.

                        GRANITE BROADCASTING CORPORATION

Note 12 -- Related Party

      In 1995, the Company lent two of its officers an aggregate of $570,000 to pay certain personal taxes. The terms of the loans provide for an annual interest rate of 9% payable annually in April of each year, with all principal and remaining interest due on December 29, 2004.

      In 1996, the Company lent one of its officers $886,875 to pay the exercise price incurred in connection with exercising options and $409,000 to pay related personal income taxes. The loans are term loans which provide for an annual interest rate of 8%, payable annually in April of each year, with all principal and remaining interest due on April 23 and December 31, 2001, respectively. The amount of the loan made in connection with exercising options is shown in the balance sheet at December 31, 1996 and 1997 as a reduction to stockholders' equity.

      In 1997, the Company lent one of its officers $441,530 to pay certain personal taxes. The loan is a term loan which provides for an annual interest rate of 8%, payable annually on April 16 of each year with all principal and remaining interest due April 16, 2001.

Note 13 -- Price Range of Common Stock (Nonvoting) and Cumulative Convertible
           Exchangeable Preferred Stock (unaudited)

      The Company's Common Stock (Nonvoting) is traded in the over-the-counter market and is quoted on the Nasdaq National Market under the symbol "GBTVK". The following table sets forth the market price ranges per share of Common Stock (Nonvoting) during 1996 and 1997, as reported by Nasdaq:

1996                                                           High          Low
----                                                           ----          ---
First Quarter....................................           $12-1/8       $9-1/4
Second Quarter...................................            13-1/2       11-1/4
Third Quarter....................................              15         11-1/2
Fourth Quarter...................................              14          9-7/8

1997
----
First Quarter....................................           $11-1/4       $9-1/2
Second Quarter...................................            10-7/8        8-1/8
Third Quarter....................................            12-7/8        9-7/8
Fourth Quarter...................................            11-1/2        8-7/8

      As of February 27, 1998, the closing price per share for the Company's Common Stock (Nonvoting), as reported by Nasdaq was $11-13/16 per share.

                        GRANITE BROADCASTING CORPORATION

      The Cumulative Convertible Exchangeable Preferred Stock is traded over-the-counter and is quoted on the Nasdaq National Market under the symbol "GBTVP". The following table sets forth the market price ranges per share of Cumulative Convertible Exchangeable Preferred Stock during 1996 and 1997, as reported by Nasdaq:

1996                                                           High        Low
----                                                           ----        ---
First Quarter.............................................   $61-7/8     $48-1/8
Second Quarter............................................    68-5/8        60
Third Quarter.............................................    75-1/2        60
Fourth Quarter............................................    75-1/2        50

1997
----
First Quarter.............................................    $58         $49
Second Quarter............................................    56-7/8      43-3/8
Third Quarter.............................................    64-3/4      50-1/8
Fourth Quarter............................................    58-7/8       45

      As of February 27, 1998, the closing price for the Company's Cumulative Convertible Exchangeable Preferred Stock, as reported by Nasdaq, was $59-1/2 per share.

                                   SCHEDULE II
                        GRANITE BROADCASTING CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS

                                          Balance at      Acquired       Amount charged                   Balance
       Allowance for                      beginning     allowance for       to costs        Amount         at end
     Doubtful Accounts                     of year    doubtful accounts   and expenses   written off(1)   of year
     -----------------                     -------    -----------------   ------------   --------------   -------
For the year ended December 31, 1995....  $ 255,827      $ 229,171         $ 402,619      $ 381,858      $ 505,759

For the year ended December 31, 1996....    505,759             --           212,665        326,514        391,910

For the year ended December 31, 1997....    391,910            134           396,829        380,583        408,290

----------
(1) Net of recoveries.

Item 9. Changes and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

      The following table sets forth information concerning the executive officers and directors of the Company as of February 1, 1998:

         Name                    Age                 Position
         ----                    ---                 --------
W. Don Cornwell(1).............  50   Chairman of the Board, Chief Executive
                                        Officer and Director
Stuart J. Beck(1)..............  51   President, Treasurer, Secretary and
                                        Director
Robert E. Selwyn, Jr...........  54   Chief Operating Officer
Lawrence I. Wills..............  37   Vice President-Finance and Controller
Ellen McClain..................  33   Vice President-Corporate Development and
                                        Treasurer
James L. Greenwald(2)..........  70   Director
Vickee Jordan Adams............  38   Director
Martin F. Beck(2)..............  80   Director
Edward Dugger, III(2)..........  48   Director
Thomas R. Settle(1)(3).........  57   Director
Charles J. Hamilton, Jr.(3)....  50   Director
Mikael Salovaara(3)............  44   Director

----------

(1) Member of the Stock Option Committee.

(2) Member of the Audit Committee.

(3) Member of the Compensation Committee and Management Stock Plan Committee.

      Mr. Cornwell is a founder of the Company and has been Chairman of the Board of Directors and Chief Executive Officer of the Company since February 1988. Mr. Cornwell served as President of the Company, which office then included the duties of chief executive officer, until September 1991 when he was elected to the newly-created office of Chief Executive Officer. Prior to founding the Company, Mr. Cornwell served as a Vice President in the Investment Banking Division of Goldman, Sachs & Co. ("Goldman Sachs") from May 1976 to July 1988. In addition, Mr. Cornwell was the Chief Operating Officer of the Corporate Finance Department of Goldman Sachs from January 1980 to August 1987. Mr. Cornwell is a director of Hershey Trust Company, the Milton S. Hershey School, Pfizer, Inc. and CVS Corporation. Mr. Cornwell received a Bachelor of Arts degree from Occidental College in 1969 and a Masters degree in Business Administration from Harvard Business School in 1971.

      Mr. Stuart Beck is a founder of the Company and has been a member of the Board of Directors and Secretary of the Company since February 1988 and President of the Company since September 1991. Prior to founding the Company, Mr. Beck was an attorney in private practice of law in New York, New York and Washington, DC. Mr. Beck is a member of the Board of The American Women in Radio and Television Society and of the Board of The Advertising Council. Mr. Beck received a Bachelor of Arts degree from Harvard College in 1968 and a Juris Doctor degree from Yale Law School in 1971. Mr. Beck is the son of Martin F. Beck.

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

      Ms. McClain has been Vice President - Corporate Development and Treasurer of the Company since January 1994. Prior to joining Granite, Ms. McClain attended Harvard Business School, where she received a Masters degree in Business Administration in June 1993. From 1990 to 1991, Ms. McClain was an Assistant Vice President with Canadian Imperial Bank of Commerce, where she served as a lender in the Bank's Media Group and from 1986 to 1990 was employed by Bank of New England, N.A. in various capacities including as a lender in the Communications Group. Ms. McClain is a director of the National Association of Black Owned Broadcasters. Ms. McClain received a Bachelor of Arts Degree in Economics from Brown University in 1986.

      Mr. Greenwald has been a member of the Board of Directors of the Company since December 1988. Mr. Greenwald was the Chairman and Chief Executive Officer of Katz Communications, Inc. from May 1975 to August 1994 and has been Chairman Emeritus since August 1994. Mr. Greenwald has served as President of the Station Representatives Association and the International Radio and Television Society and Vice President of the Broadcast Pioneers. Mr. Greenwald is a director of Paxson Communications Corp. and Source Media Inc. Mr. Greenwald received a Bachelor of Arts degree from Columbia University in 1949 and an Honorary Doctorate Degree in Commercial Science from St. Johns University in 1980.

      Ms. Adams has been a member of the Board of Directors of the Company since August 1988. Ms. Adams has been Senior Vice President, Director of Communications Training with Ketchum Public Relations, a New York City-based public relations firm, since October 1992. From February 1990 to September 1992, Ms. Adams was Vice President, Manager Communications Training with Burson-Marsteller, a New York City-based public relations firm. From December 1983 to February 1990, Ms. Adams served in various capacities in Burson-Marsteller's Communications Training section. Ms. Adams is a director of WNYC Radio, a member of the Board of Advisers for the Wildlife Conservation Society and an Advisory Council Member of the New York Zoological Society. She also serves on the Board of Women Executives in Public Relations. Ms. Adams received a Bachelor of Arts degree from the University of Pennsylvania in 1981.

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

      Mr. Dugger has been a member of the Board of Directors of the Company since December 1988. Mr. Dugger has been President and Chief Executive Officer of UNC Ventures, Inc., a Boston-based venture capital firm, since January 1978, and its investment management company, UNC Partners, Inc., since June 1990. Mr. Dugger is a director of the Federal Reserve Bank of Boston and Envirotest Systems Corp. Mr. Dugger received a Bachelor of Arts degree from Harvard
College in 1971 and a Masters degree in Public Administration and Urban Planning from Princeton University in 1973.

      Mr. Hamilton has been a member of the Board of Directors of the Company since July 1992. Mr. Hamilton has been a partner in the New York law firm of Battle Fowler LLP since 1983. Mr. Hamilton received a Bachelor of Arts degree from Harvard College in 1969 and a Juris Doctor degree from Harvard Law School in 1975. Mr. Hamilton is a trustee of the National Urban League, Inc. and the Environmental Defense Fund. Mr.

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

      Mr. Salovaara has been a member of the Board of Directors since March 1994. Mr. Salovaara has been a General Partner of Greycliff Partners, an investment firm, since 1991 and was a Limited Partner of the Blackstone Group from 1994 until 1996. Mr. Salovaara worked at Goldman, Sachs & Co. from 1980 to 1991 where he was a General Partner from 1988 to 1991. Mr. Salovaara is a trustee of Playwrights Horizons in New York City and Wooster College and a visitor and governor of St. John's College. Mr. Salovaara is a director of Circuit City Stores, Inc. Mr. Salovaara received a Bachelor of Arts degree from Dartmouth College in 1974, a Juris Doctor degree and Masters degree in Business Administration from the University of Virginia in 1980 and a Masters of Arts degree from Cambridge University in 1986.

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

      During the Triennial Option Period, Options to purchase shares of Common Stock (Nonvoting) become exercisable one year (or immediately in the case of Automatic Director Service Awards) from the date of attendance by a director at a Regular Quarterly Meeting in the following amounts: (i) 1,500 shares for attendance in person; or (ii) 500 shares for attendance by telephonic means. The exercise price of all Options is the fair market value of the Common Stock (Nonvoting) on the date of grant. The following directors elected to receive Options, in lieu of cash compensation, for the Triennial Option Period completed in February 1997: James L. Greenwald, Vickee Jordan Adams, Martin F. Beck, Thomas R. Settle, Charles J. Hamilton, Jr. and Mikael Salovaara. See "Executive Compensation -- Director Stock Option Plan."

      Under the Director Option Plan, directors receive Options ("Automatic Committee Awards") to purchase shares of Common Stock (Nonvoting) for service on certain of the committees of the Board of Directors (each a "Committee"). Automatic Committee Awards to purchase 1,500 shares of Common Stock (Nonvoting) become exercisable one year (or immediately for Automatic Committee Awards granted on or after February 25, 1997) from the date of attendance, in person, at each regularly scheduled Committee meeting.

      In addition, under the Non-Employee Directors Stock Plan (as defined), non-employee directors of the Company shall receive a number of shares of Common Stock (Nonvoting) equal to $20,000 divided by the fair market value per share on the date of grant. As of December 31, 1997, 16,716 shares had been granted under the Non-Employee Directors Stock Plan.

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

      For fiscal year 1997, Mr. Cornwell did not report, on a timely basis, four transactions on two Form 4s. Mr. Selwyn did not report, on a timely basis, three transactions on two Form 4s. Mr. Martin Beck did not report, on a timely basis, two transactions on one Form 4. All of the reports referred to above have been filed.

Item 11. Executive Compensation

      The following table sets forth the cash compensation paid by the Company to its Chief Executive Officer and each of its most highly compensated executive officers whose total cash compensation exceeded $100,000 during the fiscal year ended December 31, 1997, for each of the three years in the period ended December 31, 1997:

                           Summary Compensation Table

                                                             Long-Term Compensation
                                  Annual Compensation                Awards
                             -------------------------------  -----------------------
                                                                          Securities
                                                             Restricted   Underlying      All Other
   Name and                                                    Stock       Options/     Compensation
Principal Position           Year   Salary ($)    Bonus ($)    Awards      SARs (#)         ($)(1)
------------------           ----  ------------   ---------  ----------   ----------    -------------
W. Don Cornwell              1997    $500,000     $100,000       --         166,000        $4,750
Chief Executive              1996     483,000       46,000       --         484,000         4,750
  Officer                    1995     460,000         --         --         165,000         4,620

Stuart J. Beck               1997    $500,000     $100,000       --         135,000        $4,750
President                    1996     483,000       46,000       --         395,000         4,750
                             1995     460,000         --         --         135,000         4,620

Robert E. Selwyn, Jr.        1997    $350,000     $ 70,000       --            --           $4,750
Chief Operating              1996     102,083(2)      --      373,140(3)    150,000           --
  Officer                    1995        --           --         --            --             --

Lawrence I. Wills            1997    $130,000     $ 26,000       --            --           $3,250
Vice President -             1996     125,000       25,000    150,438(4)       --            3,125
  Finance and Controller     1995     115,000       28,000       --            --            2,875

Ellen McClain                1997    $130,000     $ 26,000       --            --           $3,250
Vice President - Corporate   1996     125,000       25,000    155,625(5)       --            3,125
  Development and Treasurer  1995      85,000       45,000     41,438(6)       --            2,125

----------
(1) Represents matching Company contributions under the Company's Employees' Profit Sharing and Savings (401(k)) Plan.

(2) Represents salary received from September 19, 1996, Mr. Selwyn's date of hire. Mr. Selwyn's annual salary under his employment contract with the Company is $350,000.

(3) Represents the market value on the date of award of 30,000 Bonus Shares awarded under the Company's Management Stock Plan on October 22, 1996. On December 31, 1997, 10,000 shares vested. An additional 10,000 shares will vest on December 31, 1998 and December 31, 1999. Shares of Common Stock (Nonvoting) subject to an Award of Bonus Shares are not deemed issued and outstanding until such Bonus Shares vest, and no shareholder rights, including the right to receive dividends, if any, will arise with respect thereto until the Bonus Shares vest.

(4) Represents the market value on the date of award of 14,500 Bonus Shares awarded under the Company's Management Stock Plan on July 25, 1996. On December 31, 1996 and 1997, 1,500 Bonus Shares vested. An additional 1,500 Bonus Shares will vest on December 31, 1998, and 5,000 Bonus Shares will vest on each of December 31, 1999 and 2000. Shares of Common Stock (Nonvoting) subject to an Award of Bonus Shares are not deemed issued and outstanding until such Bonus Shares vest, and no shareholder rights, including the right to receive dividends, if any, will arise with respect thereto until such Bonus Shares vest.

(5) Represents the market value on the date of award of 15,000 Bonus Shares awarded under the Company's Management Stock Plan on July 25, 1996. On December 31, 1996 and 1997, 2,500 Bonus Shares vested. An additional 2,500 Bonus Shares will vest on December 31, 1998 and December 31, 1999, and 5,000 Bonus Shares will vest on December 31, 2000. Shares of Common Stock (Nonvoting) subject to an Award of Bonus Shares are not deemed issued and outstanding until such Bonus Shares vest, and no shareholder rights, including the right to receive dividends, if any, will arise with respect thereto until such Bonus Shares vest.

(6) Represents the market value on the date of award of 6,500 Bonus Shares awarded under the Company's Management Stock Plan on July 1, 1995. On each of December 31, 1995, 1996 and 1997, 1,000 Bonus Shares vested. An additional 1,000 Bonus Shares will vest on December 31, 1998 and 2,500 Bonus Shares will vest on December 31, 1999. Shares of Common Stock (Nonvoting) subject to an Award of Bonus Shares are not deemed issued and outstanding until such Bonus Shares vest, and no shareholder rights, including the right to receive dividends, if any, will arise with respect thereto until such Bonus Shares vest.

Employment Agreements and Compensation Arrangements

      Mr. Cornwell and Mr. Stuart Beck each have an employment agreement with the Company. The agreements provide for a two year employment term which is automatically renewed for subsequent two year terms unless advance notice of nonrenewal is given (the current term under such agreements, which were renewed in 1997, expires September 19, 1999). The base salary determined by the Compensation Committee of the Board of Directors was $460,000 for 1995, $483,000 for 1996 and $500,000 for 1997. The agreements stipulate that Mr. Cornwell and Mr. Beck will devote their full time and efforts to the Company and will not engage in any business activities outside the scope of their employment with the Company unless approved by a majority of the Company's independent directors. Under the agreements, Mr. Cornwell and Mr. Beck are permitted to exchange any or all of their shares of Voting Common Stock for shares of Common Stock (Nonvoting), provided that such exchange does not jeopardize the Company's status as a minority-controlled entity under FCC regulations and that, after such exchange is effected, there will continue to be shares of voting stock of the Company outstanding. In addition to the compensation set forth in the employment agreements, Mr. Cornwell and Mr. Beck are eligible to receive incentive bonus payments under the Company's incentive bonus plan and stock options under certain of the Company's stock option plans. See "--Stock Option Plan," "--Management Stock Plan" and "--Target Cash Flow Stock Option Plan."

      Mr. Selwyn has an employment agreement with the Company. The current employment term expires January 31, 2000, which term may be extended by mutual written agreement of the parties. The annual base salary determined by the Compensation Committee of the Board of Directors was $350,000 for 1996 and 1997. The agreement stipulates that Mr. Selwyn will devote his full time and effort to the Company and will not engage in any business activities outside of the scope of his employment with the Company other than permitted thereunder. In addition to his base salary, Mr. Selwyn is eligible to receive shares of the Company's Common Stock (Nonvoting) under the Management Stock Plan, has been granted options to purchase shares of Common Stock (Nonvoting) under the Stock Option Plan and is eligible to participate in the Company's Employee Stock Purchase Plan. See"--Employee Stock Purchase Plan," "--Stock Option Plan" and "--Management Stock Plan."

      Under an employment arrangement with the Company, Mr. Wills is eligible to receive an annual cash bonus based upon the Company's financial performance during that year, such bonus to be determined by Messrs. Cornwell and Beck. Mr. Wills's 1997 base salary was fixed at $130,000.

      Under an employment arrangement with the Company, Ms. McClain is eligible to receive an annual cash bonus based upon the Company's financial performance during that year, such bonus to be determined by Messrs. Cornwell and Beck. Ms. McClain's 1997 base salary was fixed at $130,000.

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

      A contribution to the Plan of $718,000 was charged to expense for 1997.

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

Stock Option Plan

      In April 1990, the Company adopted a Stock Option Plan (the "Stock Option Plan") providing for the grant, from time to time, of Options to key employees, officers and directors of the Company or its affiliates (collectively, the "Participating Persons") to purchase shares of Common Stock (Nonvoting). On April 25, 1995, 165,000 Options were granted to Mr. Cornwell and 135,000 Options were granted to Mr. Stuart Beck. On April 23, 1996, 166,000 Options were granted to Mr. Cornwell and 135,000 Options were granted to Mr. Stuart Beck. On April 25, 1996, 318,000 Options were granted to Mr. Cornwell and 260,000 Options were granted to Mr. Stuart Beck. On September 19, 1996, 150,000 Options were granted to Mr. Selwyn. On April 29, 1997, the Stock Option Plan was amended to increase the shares of Common Stock (Nonvoting) subject to Options available for grant under the Plan to 3,000,000 from 2,000,000. On April 29, 1997, 166,000 Options were granted to Mr. Cornwell and 135,000 Options were granted to Mr. Stuart Beck. As of December 31, 1997, Options granted under the Plan were outstanding for the purchase of 2,071,750 shares of Common Stock (Nonvoting).

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

      Options granted to each of Mr. Cornwell and Mr. Stuart Beck in April 1997 will vest as follows: (i) 40% of the Options granted will become exercisable on April 29, 1998; (ii) 30% will become exercisable on April 29, 1999; and (iii) 10% will become exercisable on each of April 29, 2000, 2001 and 2002. Options granted to each of Mr. Cornwell and Mr. Stuart Beck in 1996 vest as follows: (i) of the Options granted on April 23, 1996, approximately 6% became exercisable on December 1, 1996, approximately 27% became exercisable on April 23, 1997, approximately 6% became exercisable on December 1, 1997 and the remainder become exercisable in varying percentages on various dates from April 23, 1998 through April 23, 2001; (ii) of the Options granted on April 25, 1996, 50% became exercisable on October 23, 1997 and the remaining 50% of such Options become exercisable on April 23, 1998. Of the Options granted to Mr. Selwyn in 1996, approximately 5% became exercisable on December 30, 1996, approximately 47% became exercisable on December 30, 1997 and the remaining options become exercisable in varying percentages from December 31, 1998 through January 1, 2000.

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

      As of December 31, 1997, the Company has allocated a total of 694,150 Bonus Shares pursuant to the Management Stock Plan, 437,600 of which had vested through December 31, 1997. Each allocation provides for the vesting of a percentage of the award on each December 31 after the date of the allocation.

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

Director Stock Option Plan

      On March 1, 1994, the Company adopted a Director Stock Option Plan (the "Director Option Plan") providing for the grant, from time to time, of Options to non-employee directors of the Company ("Director Participants") to purchase Common Stock (Nonvoting). The number of shares of Common Stock (Nonvoting) allocated for grant under the Director Option Plan is 300,000. As of December 31, 1997, Options granted under the Director Option Plan were outstanding for the purchase of 265,100 shares of Common Stock (Nonvoting).

      The Director Option Plan provides for the grant of NQSOs to Director Participants. Under the Plan, once every three years, each director was permitted to make an irrevocable Triennial Election to receive Options, in lieu of cash compensation, for attendance in person at each Regular Quarterly Meeting during the Triennial Option Period covered by such election. On February 25, 1997, the end of the last Triennial Option Period, however, all directors automatically received (and each third year anniversary thereafter will receive) an option to purchase 18,000 shares of Common Stock (Nonvoting) as compensation for attendance at Regular Quarterly Meetings during the Triennial Option Period subsequent to the grant in lieu of cash compensation. Directors elected or appointed during the course of a Triennial Option Period receive Options, in lieu of a cash compensation, for the remaining portion of such Triennial Option Period. In addition, under the Director Option Plan, directors receive Automatic Committee Awards for each Committee of the Board of Directors on which they serve.

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

Non-Employee Directors Stock Plan

      On April 29, 1997, the Company adopted a Non-Employee Directors Stock Plan (the "Non-Employee Directors Stock Plan") for the purpose of providing a means to attract and retain highly qualified persons to serve as non-employee directors of the Company and to enable such persons to acquire or increase a proprietary interest in the Company. The Non-Employee Directors Stock Plan provides that on April 29, 1997, and on the date of the second quarterly meeting of the Board of Directors of each subsequent calendar year during the term of the Non-Employee Directors Stock Plan, non-employee directors of the Company ("Directors Stock Plan Participants") shall receive a number of shares of Common Stock (Nonvoting) equal to $20,000 divided by the fair market value per share on the date of grant. The number of shares of Common Stock (Nonvoting) available for issuance under the Non-Employee Directors Stock Plan is 100,000. Each Directors Stock Plan Participant may elect to defer the payment of shares of Common Stock (Nonvoting) by filing an irrevocable written election with the Secretary of the Company.

      The Non-Employee Directors Stock Plan, unless earlier terminated by action of the Board of Directors, will terminate at such time as no shares remain available for issuance under the Non-Employee Directors Stock Plan and the Company and the Directors Stock Plan Participants have no further rights or obligations under the Non-Employee Directors Stock Plan.

      As of February 1, 1998, 16,716 shares had been granted under the Non-Employee Directors Stock Plan.

      The following table sets forth information with respect to Options granted to the executive officers of the Company during 1997.

                     Option/SAR Grants in Last Fiscal Year

                                                                        Potential Realizable Value
                                                                        at assumed Annual Rates of
                                                                         Stock Price Appreciation
                                        Individual Grants                    for Option Term
                 -----------------------------------------------------  --------------------------
                  Number of     % of Total
                  Securities   Options/SARs
                  Underlying    Granted to
                 Options/SARs  Employees in   Exercise or
                   Granted        Fiscal      Base Price    Expiration
     Name            (#)          Year       ($ Per Share)     Date         5%($)          10%($)
---------------  ------------  ------------  -------------  ----------    --------      ----------
W. Don Cornwell    166,000        55.1%          $8.375      4/29/2007    $874,321      $2,215,700

Stuart J. Beck     135,000        44.9%           8.375      4/29/2007     711,044       1,801,925

      The following table sets forth, as of December 31, 1997, the number of options and the value of unexercised options held by the Company's executive officers who held options as of that date, and the options exercised and the consideration received therefor by such persons during fiscal 1997.

                         Aggregated Option/SAR Exercises
                             In Last Fiscal Year And
                            FY-End Option/SAR Values

                                                                 Number of
                                                           Securities Underlying      Value of Unexercised
                                                            Unexercised Options       in-the-Money Options
                                                            at December 31, 1997     at December 31, 1997($)
                                                         -------------------------  -------------------------
                          Shares Acquired     Value
          Name            on Exercise (#)  Realized ($)  Exercisable/Unexercisable  Exercisable/Unexercisable
------------------------  ---------------  ------------  -------------------------  -------------------------
W. Don Cornwell                 --              --            460,900/474,100           $965,130/$215,680

Stuart J. Beck                  --              --            541,000/386,500           1,549,170/83,430

Robert E. Selwyn, Jr.           --              --             79,000/71,000                 --/--

Lawrence I. Wills               --              --              3,750/--                  14,288/--

Ellen McClain                   --              --                 --/--                     --/--

Compensation Committee Interlocks and Insider Participation

      During 1997, Thomas R. Settle, Charles J. Hamilton, Jr. and Mikael Salovaara served as members of the Compensation Committee of the Board of Directors of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth certain information, as of February 1, 1998, regarding beneficial ownership of the Company's Voting Common Stock by each shareholder who is known by the Company to own beneficially more than 5% of the outstanding Voting Common Stock, each director, each executive officer and all directors and officers as a group, and beneficial ownership of: (i) the Company's Common Stock (Nonvoting) (assuming conversion of all preferred stock and exercise of all options for the purchase of Common Stock (Nonvoting), which conversion or exercise is at the option of the holder within sixty (60) days); and (ii) the Company's Cumulative Convertible Exchangeable Preferred Stock, by each director, each executive officer and all directors and officers as a group. The Company also has 153,241 shares of its 12 3/4% Cumulative Exchangeable Preferred Stock outstanding, none of which are owned by any officers or directors of the Company. Except as set forth in the footnotes to the table, each shareholder listed below has informed the Company that such shareholder has
(i) sole voting and investment power with respect to such shareholder's shares of stock, except to the extent that authority is shared by spouses under applicable law and (ii) record and beneficial ownership with respect to such shareholder's shares of stock.

                                                                                                Cumulative
                                                                                                Convertible
                                                                                               Exchangeable
                       Voting Common Stock             Common Stock (Nonvoting)               Preferred Stock
                       -------------------  -----------------------------------------------  ------------------
                             Shares                                Percent of Shares               Shares
                       Beneficially Owned    Number of Shares      Beneficially Owned        Beneficially Owned
                        Number    Percent   Beneficially Owned  Actual(1)  Fully Diluted(2)  Number     Percent
                        ------    -------   ------------------  ---------  ----------------  ------     -------
W. Don Cornwell.......  98,250     55.0%        821,500 (3)       8.3%         4.3%           3,500        *

Stuart J. Beck........  80,250     45.0%        758,462 (4)       7.6%         4.0%          10,000        *

Robert E. Selwyn,
Jr. ..................                          118,578 (5)       1.3%           *             --          *

Lawrence I. Wills.....                           14,086 (6)         *            *             --          *

Ellen McClain.........                            8,951             *            *             --          *

Martin F. Beck........                          106,202 (7)       1.1%           *            3,950        *

James J. Greenwald....                          111,815 (8)       1.2%           *            1,000        *

Vickee Jordan Adams...                           16,425 (9)         *            *             --          *

Edward Dugger III.....                            8,388 (10)        *            *             --          *

Thomas R. Settle......                           84,700 (11)        *            *            3,000        *

Charles J. Hamilton,
Jr. ..................                           30,338 (12)        *            *             --          *

Mikael Salovaara......                          123,038 (13)      1.3%           *           14,950        *

All directors and
  officers as a
  group(12) .......... 178,500    100.0%      2,202,483          20.4%        11.5%          36,400      2.2%

----------

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

(3) Includes 460,900 shares issuable upon exercise of options granted to Mr. Cornwell under the Stock Option Plan which are exercisable at the option of the holder within sixty (60) days, 17,500 shares issuable upon the conversion of 3,500 shares of Cumulative Convertible Exchangeable Preferred Stock which are convertible at the option of the holder within sixty (60) days, and a total of 3,900 shares held by Mr. Cornwell's immediate family. Mr. Cornwell disclaims beneficial ownership with respect to such 3,900 shares. The business address of Mr. Cornwell is Granite Broadcasting Corporation, 767 Third Avenue, 34th Floor, New York, New York, 10017.

(4) Includes 541,000 shares issuable upon exercise of options granted to Stuart J. Beck under the Stock Option Plan which are exercisable at the option of the holder within sixty (60) days, and 50,000 shares issuable upon the conversion of 10,000 shares of Cumulative Convertible Exchangeable Preferred Stock which are convertible at the option of the holder within sixty (60) days. The business address of Mr. Stuart Beck is Granite Broadcasting Corporation, 767 Third Avenue, 34th Floor, New York, New York, 10017.

(5) Includes 79,000 shares issuable upon exercise of options to Mr. Selwyn under the Stock Option Plan which are exercisable at the option of the holder within sixty (60) days.

(6) Includes 3,750 shares issuable upon the exercise of options granted to Mr. Wills under the Stock Option Plan which are exercisable at the option of the holder within sixty (60) days.

(7) Includes 19,750 shares issuable upon the conversion of 3,950 shares (including 450 shares of such stock held by Mr. Beck's wife) of Cumulative Convertible Exchangeable Preferred Stock which are convertible at the option of the holder within sixty (60) days, 6,000 shares held by Mr. Beck's wife, and 18,600 shares issuable upon exercise of options granted under the Directors' Stock Option Plan which are exercisable at the option of the holder within sixty (60) days. Mr. Beck disclaims beneficial ownership with respect to shares held by his spouse.

(8) Includes 5,000 shares issuable upon the conversion of 1,000 shares of Cumulative Convertible Exchangeable Preferred Stock which are convertible at the option of the holder within sixty (60) days and 28,900 shares issuable upon exercise of options granted under the Directors' Stock Option Plan which are exercisable at the option of the holder within sixty
      (60) days.

(9) Includes 11,700 shares issuable upon the exercise of Options granted under the Directors' Stock Option Plan which are exercisable at the option of the holder within sixty (60) days.

(10) Includes 6,000 shares issuable upon exercise of Options granted under the Directors' Stock Option Plan which are exercisable at the option of the holder within sixty (60) days.

(11) Includes 15,000 shares issuable upon the conversion of 3,000 shares of Cumulative Convertible Exchangeable Preferred Stock which are convertible at the option of the holder within sixty (60) days, 4,500 shares held by Mr. Settle's wife as custodian for his children, and 28,800 shares issuable upon exercise of options granted under the Directors' Stock Option Plan which are exercisable at the option of the holder within sixty
      (60) days. Mr. Settle disclaims beneficial ownership with respect to the shares held by his spouse as custodian for his children.

(12) Includes 27,700 shares issuable upon exercise of options granted under the Directors' Stock Option Plan, which are exercisable at the option of the holder within sixty (60) days.

(13) Includes: (i) 3,500 shares, and 5,000 shares issuable upon the conversion of 1,000 shares of Cumulative Convertible Exchangeable Preferred Stock, which are convertible at the option of the holder within sixty (60) days, held in Trust for the benefit of one of Mr. Salovaara's children for which Mr. Salovaara is the Trustee; (ii) 3,500 shares, and 5,000 shares issuable upon the conversion of 1,000 shares of Cumulative Convertible Exchangeable Preferred Stock, which are convertible at the option of the holder within sixty (60) days, held in Trust for the benefit of one of Mr. Salovaara's children for which Mr. Salovaara's wife is the Trustee; (iii) 59,750 shares issuable upon the conversion of 11,950 shares of Cumulative Convertible Exchangeable Preferred Stock, which are convertible at the option of the holder within sixty (60) days; (iv) 23,400 shares issuable upon exercise of options granted under the Directors' Stock Option Plan which are exercisable at the option of the holder within sixty (60) days; and (v) 5,000 shares issuable upon conversion of 1,000 shares of Cumulative Convertible Exchangeable Preferred Stock, which are convertible at the option of the holder, held in Trust for the benefit of nonaffiliates of Mr. Salovaara, for which Mr. Salovaara and Mr. Salovaara's wife are among the Trustees and as to which Mr. Salovaara disclaims beneficial ownership.

Item 13. Certain Relationships and Related Transactions

      In 1995, the Company made a loan to Mr. Cornwell, Chief Executive Officer and Chairman of the Board of Directors, in the amount of $348,660 and a loan to Mr. Stuart Beck, President and a member of the Board of Directors, in the amount of $221,200 to pay for certain personal taxes. Both loans are term loans providing for an annual interest rate of 9%, payable annually on April 1 of each year, with all principal and remaining interest due on December 29, 2004. As of March 10, 1998, the amount outstanding on such loans, including accrued interest, to Messrs. Cornwell and Beck was $386,139 and $244,980, respectively. Up to that date, the largest amount outstanding on such loans, including accrued interest, to Messrs. Cornwell and Beck was $387,882 and $246,086, respectively, as of March 31, 1997.

      In April 1996, the Company made a loan to Mr. Cornwell in the amount of $886,875 to pay the exercise price incurred in connection with exercising options. In December 1996, the Company made a loan to Mr. Cornwell in the amount of $409,000 to pay certain personal taxes in connection with the exercise of such options. Each loan is a term loan which provides for an annual interest rate of 8%, payable annually, with all principal and remaining interest due on April 23 and December 31, 2001, respectively. In April 1997, the Company made a loan to Mr. Cornwell in the amount of $441,530 to pay certain personal taxes. The loan is a term loan which provides for an annual interest rate of 8%, payable annually, with all principal and remaining interest due on April 16, 2001. As of March 10, 1998 (i) the amount outstanding under the April 1996 loan, including accrued interest, was $971,621, which amount represented the largest amount outstanding thereunder up to that date, (ii) the amount outstanding under the December 1996 loan, including accrued interest, was $448,174, which amount represented the largest amount outstanding thereunder up to that date and (iii) the amount outstanding under the April 1997 loan, including accrued interest, was $470,475, which amount represented the largest amount outstanding thereunder up to that date.

     Mr. Hamilton, a director of the Company since July 1992, is a partner in the New York law firm of Battle Fowler LLP, which provided legal services to the Company during 1997.

                                     PART IV

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

      (a)1 Financial Statements

           GRANITE BROADCASTING CORPORATION
            Report of Independent Auditors
            Consolidated Statements of Operations for the Years
              Ended December 31, 1995, 1996 and 1997
            Consolidated Balance Sheets as of December 31, 1996 and 1997 Consolidated Statements of Stockholders' Equity (Deficit)
              for the Years Ended December 31, 1995, 1996 and 1997
            Consolidated Statements of Cash Flows for the Years
              Ended December 31, 1995, 1996 and 1997
            Notes to Consolidated Financial Statements

      (a)2 Financial Statement Schedule

           Schedule II -- Granite Broadcasting Corporation:
            Valuation and Qualifying Accounts

      (a)3 Exhibits

2.1(m) Stock Purchase Agreement, dated as of October 3, 1997, by and among Granite Broadcasting Corporation, Pacific FM Incorporated, James J. Gabbert and Michael P. Lincoln.

2.2(n) Purchase and Sale Agreement, dated as of February 18, 1998, among Granite Broadcasting Corporation, Freedom Communications, Inc., WWMT-TV, Inc., WLAJ, Inc. and WWMT License, Inc.

3.1(g) Third Amended and Restated Certificate of Incorporation of the Company, as amended.

3.2(g)  Amended and Restated Bylaws of the Company, as amended.

3.3(k) Certificate of Designations of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of the Company's
        12 3/4%, Cumulative Exchangeable Preferred Stock and Qualifications, Limitations and Restrictions Thereof.

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

4.37(4) Indenture, dated as of May 19, 1995, between Granite Broadcasting Corporation and United States Trust Company of New York for the Company's $175,000,000 Principal Amount 10-3/8% Senior Subordinated Notes due May 15, 2005.

4.38(5)  Form of 10-3/8% Senior Subordinated Note due May 15, 2005.

4.39(g) Exchange and Registration Rights Agreement, dated as of February 22, 1996, by and between Granite Broadcasting Corporation and Goldman Sachs & Co., BT Securities Corporation and Lazard Freres & Co. LLC.

4.41(g) Indenture, dated as of February 22, 1996, between Granite Broadcasting Corporation and The Bank of New York relating to the Company's $110,000,000 Principal Amount 9-3/8% Series A Senior Subordinated Notes due December 1, 2005.

4.42(g)  Form of 9-3/8% Series A Senior Subordinated Note due December 1, 2005.

4.43(k) Exchange and Registration Rights Agreement, dated as of January 31, 1997, by and between Granite Broadcasting Corporation and Goldman, Sachs & Co., BT Securities Corporation, Lazard Freres & Co. LLC and Salomon Brothers Inc.

4.44(k) Indenture, dated as of January 31, 1997, between Granite Broadcasting Corporation and The Bank of New York for the Company's 12 3/4% Series A Exchange Debentures and 12 3/4 Exchange Debentures due April 1, 2009.

4.45(k)  Form of 12 3/4% Exchange Debenture due April 1, 2009 (included in the
         Exhibit 4.4 Indenture filed herewith).

4.46(l) First Amendment, dated June 6, 1997, to the Third Amended and Restated Credit Agreement, dated as of September 4, 1996, and amended on June 6, 1997, among Granite Broadcasting Corporation, the Lenders named therein, Bankers Trust Company, as Agent, and The Bank of New York, First Union National Bank of North Carolina, Goldman Sachs Credit Partners L.P. and Union Bank of California, as Co-Agents.

4.47 Second Amendment, dated February 17, 1998, to the Third Amended and Restated Credit Agreement, dated as of September 4, 1996, among Granite Broadcasting Corporation, the Lenders named therein, Bankers Trust Company, as Agent, and The Bank of New York, First Union National Bank of North Carolina, Goldman Sachs Credit Partners L.P. and Union Bank of California, as Co-Agents.

10.1 Granite Broadcasting Corporation Stock Option Plan, as amended on April 29, 1997.

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

10.19(k) Granite Broadcasting Corporation Directors' Stock Option Plan, as amended on February 25, 1997.

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

10.28(f) Network Affiliation Agreement (WKBW).

10.29(j) Purchase and Sale Agreement, dated as of December 2, 1996, by and between Granite Broadcasting Corporation and WBWB-TV, Inc.

10.30(k) Employment Agreement dated as of September 19, 1996 between Granite
         Broadcasting Corporation and Robert E. Selwyn, Jr.

10.31(6) Non-Employee Directors Stock Plan of Granite Broadcasting Corporation dated April 29, 1997.

11.      Statement of Computation of Per Share Earnings.

21.(k)   Subsidiaries of the Company.

23.      Consent of Independent Auditors (Ernst & Young LLP).

27.1     Financial Data Schedule.

27.2     Restated Financial Data Schedule.

----------
(1) Incorporated by reference to the similarly numbered exhibits to the Company's Registration Statement No. 33-43770 filed on November 5, 1991.

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

(5) Incorporated by reference to the similarly numbered exhibits to Amendment No. 2 to Registration Statement No. 33-94862 filed on October 6, 1995.

(6) Incorporated by reference to the similarly numbered exhibit to the Company's Amendment No. 1 to the Registration Statement on Form S-4 (Registration No. 333-24907) filed on June 10, 1997.

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

(e) Incorporated by reference to Exhibit Number 3 to the Company's Current Report on Form 8-K, filed on May 19, 1995.

(f) Incorporated by reference to the similarly numbered exhibit to the Company's Current Report on Form 8-K filed on July 14, 1995.

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

(j) Incorporated by reference to Exhibit Number 1 to the Company's Current Report on Form 8-K, filed on December 17, 1996.

(k) Incorporated by reference to the similarly numbered exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed on March 21, 1997.

(l) Incorporated by reference to Exhibit 3.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, filed on August 8, 1997.

(m) Incorporated by reference to Exhibit Number 1 to the Company's Current Report on Form 8-K, filed on October 17, 1997.

(n) Incorporated by reference to Exhibit Number 1 to the Company's Current Report on Form 8-K, filed on March 2, 1998.

                  (b) Reports on Form 8-K.

                  1. Current Report on Form 8-K filed October 17, 1997, reporting a definitive agreement entered into by and between the Company and Pacific FM Incorporated, a California corporation ("Pacific"), James J. Gabbert and Michael P. Lincoln, whereby the Company would acquire 51% of the outstanding stock of Pacific, the owner of KOFY-TV, the WB Network affiliated station serving the San Francisco-Oakland-San Jose, California television market. At the closing of this purchase, it is contemplated that the company will acquire the remaining 49% of the stock of Pacific. The total purchase price for all the stock of Pacific will be $143.75 million in cash, subject to certain adjustments. In addition, Granite will pay $30 million to the principal shareholders of Pacific for a covenant not to compete in the San Francisco-San Jose television market for a period of five years from the closing of Granite's acquisition. No financial statements were filed at such time.

                  2. Current Report on Form 8-K filed January 26, 1998, reporting an agreement in principle entered into by and between the Company and Freedom Communications, Inc., a California corporation ("Freedom"), whereby Freedom would acquire the assets of WWMT-TV ("WWMT"), the CBS affiliate serving the Grand Rapids-Kalamazoo-Battle Creek, Michigan television market and WLAJ-TV ("WLAJ"), the ABC affiliate serving the Lansing, Michigan television market, for a total purchase price of $170 million in cash. No financial statements were filed at such time.

                  3. Current Report on Form 8-K filed March 2, 1998, reporting a definitive agreement entered into by and between the Company and Freedom, whereby Freedom would acquire the assets of WWMT and WLAJ, for a total purchase price of $170 million in cash. No financial statements were filed at such time.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 26th day of March, 1998.

                                        GRANITE BROADCASTING CORPORATION


                                        By: /s/ W. DON CORNWELL
                                           -------------------------------------
                                           W. Don Cornwell
                                           Chief Executive Officer and Chairman
                                           of the Board of Directors

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

         Signature                         Title                      Date
         ---------                         -----                      ----


/s/ W. DON CORNWELL             Chief Executive Officer           March 26, 1998
------------------------------  (Principal Executive Officer)
(W. Don Cornwell)               and Chairman of the Board of
                                Directors


/s/ STUART J. BECK              President and Secretary           March 26, 1998
------------------------------  (Principal Financial Officer)
(Stuart J. Beck)                and Director


/s/ LAWRENCE I. WILLS           Vice President - Finance and      March 26, 1998
------------------------------  Controller (Principal Accounting
(Lawrence I. Wills)             Officer)


/s/ MARTIN F. BECK              Director                          March 26, 1998
------------------------------
(Martin F. Beck)


/s/ JAMES L. GREENWALD          Director                          March 26, 1998
------------------------------
(James L. Greenwald)


/s/ VICKEE JORDAN ADAMS         Director                          March 26, 1998
------------------------------
(Vickee Jordan Adams)


/s/ EDWARD DUGGER III           Director                          March 26, 1998
------------------------------
(Edward Dugger III)


/s/ THOMAS R. SETTLE            Director                          March 26, 1998
------------------------------
(Thomas R. Settle)


/s/ CHARLES J. HAMILTON, JR.    Director                          March 26, 1998
------------------------------
(Charles J. Hamilton, Jr.)


/s/ MIKAEL SALOVAARA            Director                          March 26, 1998
------------------------------
(Mikael Salovaara)