Form 10-Q
period 1998-03-31
GRANITE BROADCASTING CORP
filed 1998-05-01
CIK 839621

--------------------------------------------------------------------------------


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

                                       OR

(__) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                        Telephone number: (212) 826-2530

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X} No[_]

                     (APPLICABLE ONLY TO CORPORATE ISSUERS:)

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class A Voting Common Stock, par value $.01 per share - 178,500 shares outstanding at March 31, 1998; Common Stock (Nonvoting), par value $.01 per share - 9,538,052 shares outstanding at March 31, 1998.

                          PART I. FINANCIAL INFORMATION
                        GRANITE BROADCASTING CORPORATION
                           CONSOLIDATED BALANCE SHEET

                                                                                     March 31,       December 31,
                     ASSETS                                                            1998              1997
                                                                                   -------------    -------------
                                                                                    (Unaudited)
Current assets:
    Cash and cash equivalents                                                      $   3,945,201    $   2,170,927
    Accounts receivable, net                                                          28,832,415       35,308,464
    Film contract rights                                                               8,154,601       10,097,262
    Other assets                                                                      13,587,055       10,958,742
                                                                                   -------------    -------------
                Total current assets                                                  54,519,272       58,535,395

Property and equipment, net                                                           35,507,667       36,004,876
Film contract rights and other noncurrent assets                                       6,316,633        7,041,000
Deferred financing fees, net                                                           9,832,635       10,213,314
Intangible assets, net                                                               518,266,104      521,819,428
                                                                                   -------------    -------------
                                                                                   $ 624,442,311    $ 633,614,013
                                                                                   =============    =============
                  LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable                                                               $   3,319,818    $   3,885,239
    Accrued interest                                                                  10,444,670        4,387,546
    Other accrued liabilities                                                          7,164,147        5,682,202
    Film contract rights and other current liabilities                                11,094,476       13,779,691
                                                                                   -------------    -------------
Total current liabilities                                                             32,023,111       27,734,678

Long-term debt                                                                       385,790,035      392,779,025

Film contract rights payable                                                           5,964,237        6,905,486

Deferred tax and other noncurrent liabilities                                         30,499,692       31,751,733

Commitments
Redeemable preferred stock                                                           209,421,264      207,699,808

Stockholders' deficit:
    Common Stock: 41,000,000 shares authorized consisting of 1,000,000 shares of
       Voting Common Stock, $.01 par value, and 40,000,000 shares of Common
       Stock (Nonvoting), $.01 par value; 178,500 shares of Voting Common Stock and 9,538,052 shares of Common Stock (Nonvoting) (8,676,157
       shares at December 31,1997) issued and outstanding                                 97,165           88,546
    Additional paid-in capital                                                        22,668,842       24,529,712
    Accumulated deficit                                                              (58,358,896)     (54,411,868)
    Less: Unearned compensation                                                       (2,729,264)      (2,529,232)
             Treasury stock                                                              (47,000)         (47,000)
            Note receivable from officer                                                (886,875)        (886,875)
                                                                                   -------------    -------------
                  Total stockholders' deficit                                        (39,256,028)     (33,256,717)
                                                                                   -------------    -------------
                                                                                   $ 624,442,311    $ 633,614,013
                                                                                   =============    =============


                             See accompanying notes.

                        GRANITE BROADCASTING CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                       Three Months Ended March 31,
                                                       ----------------------------
                                                           1998            1997
                                                       ------------    ------------
                                                               (Unaudited)

Net revenue                                            $ 36,724,036    $ 32,297,811
Station operating expenses                               22,315,368      19,796,761
Time brokerage agreement fees                               150,000         150,000
Depreciation expense                                      1,364,619       1,375,476
Amortization expense                                      3,583,722       3,170,736
Corporate expense                                         2,017,063       1,473,754
Non-cash compensation expense                               332,520         192,336
                                                       ------------    ------------

    Operating income                                      6,960,744       6,138,748

Other expenses:
    Equity in net loss of investee                          486,720         400,000
    Interest expense, net                                 9,208,738       9,778,119
    Non-cash interest expense                               474,789         575,555
    Other                                                   241,525         191,696
                                                       ------------    ------------

Loss before income taxes and extraordinary item          (3,451,028)     (4,806,622)
Provision for income taxes                                  496,000         150,150
                                                       ------------    ------------

Loss before extraordinary item                           (3,947,028)     (4,956,772)
Extraordinary loss on early extinguishment of debt               --        (320,804)
                                                       ------------    ------------

Net loss                                               $ (3,947,028)   $ (5,277,576)
                                                       ============    ============

Net loss attributable to common stockholders           $(10,060,463)   $ (9,474,380)
                                                       ============    ============

Per common share:
    Basic and diluted loss before extraordinary item   $      (1.06)   $      (1.05)
    Basic and diluted extraordinary loss                         --           (0.04)
                                                       ------------    ------------
    Basic and diluted net loss                         $      (1.06)   $      (1.09)
                                                       ============    ============

Weighted average common shares outstanding                9,475,600       8,735,879

                             See accompanying notes.

                        GRANITE BROADCASTING CORPORATION
                 STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                          THREE MONTHS ENDED MARCH 31, 1998




                                  Class A        Common       Additional
                                  Common         Stock         Paid-in      Accumulated       Unearned    Note Receivable
                                   Stock       (Nonvoting)     Capital        Deficit       Compensation    from Officer
                               ------------   ------------   ------------   ------------    ------------    ------------
Balance at December 31, 1997         $1,785        $86,761    $24,529,712   $(54,411,868)    $(2,529,232)      $(886,875)
Dividends on redeemable
  preferred stock                                              (5,988,398)
Accretion of offering costs
  related to Cumulative
  Exchangeable Preferred Stock                                   (125,037)
Exercise of stock options                              416        141,865
Conversion of redeemable
  preferred stock into Common
  Stock (Nonvoting)                                  7,199      3,592,326
Issuance of Common Stock
  (Nonvoting)                                        1,004         (1,004)
Repurchase of redeemable
  preferred stock
Grant of Stock Award Under
  Management Stock Plan                                           532,552                       (532,552)
Stock expense related to
  Management Stock Plan                                           (13,174)                       332,520
Net loss                                                                      (3,947,028)
                               ------------   ------------   ------------   ------------    ------------    ------------

Balance at March 31, 1998            $1,785        $95,380    $22,668,842   $(58,358,896)    $(2,729,264)       (886,875)
                               ============   ============   ============   ============    ============    ============

                                                    Total
                                  Treasury      Stockholders'
                                   Stock           Deficit
                                ------------    ------------
Balance at December 31, 1997        $(47,000)   $(33,256,717)
Dividends on redeemable
  preferred stock                                 (5,988,398)
Accretion of offering costs
  related to Cumulative
  Exchangeable Preferred Stock                      (125,037)
Exercise of stock options                            142,281
Conversion of redeemable
  preferred stock into Common
  Stock (Nonvoting)                                3,599,525
Issuance of Common Stock
  (Nonvoting)                                             --
Repurchase of redeemable
  preferred stock                                         --
Grant of Stock Award Under
  Management Stock Plan                                   --
Stock expense related to
  Management Stock Plan                              319,346
Net loss                                          (3,947,028)
                                ------------    ------------

Balance at March 31, 1998           $(47,000)   $(39,256,028)
                                ============    ============

                             See accompanying notes.

                        GRANITE BROADCASTING CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                    Three Months Ended March 31,
                                                                                                    ----------------------------
                                                                                                       1998                 1997
                                                                                                 -------------        -------------
                                                                                                            (Unaudited)
Cash flows from operating activities:
    Net loss                                                                                     $  (3,947,028)       $  (5,277,576)
    Adjustments to reconcile net loss to net cash
       provided by operating activities:
         Amortization of intangible assets                                                           3,583,722            3,170,736
         Depreciation                                                                                1,364,619            1,375,476
         Non-cash compensation expense                                                                 332,520              192,336
         Non-cash interest expense                                                                     474,789              575,555
         Extraordinary loss                                                                                 --              320,804
         Equity in net loss of investee                                                                486,720              400,000

Change in assets and liabilities net of effects from acquisitions of stations:
       Decrease (increase) in accounts receivable                                                    6,476,049             (658,886)
       Increase in accounts payable and accrued liabilities                                          6,973,648            4,497,915
       Decrease in film contract rights and other noncurrent assets                                  2,430,308            1,848,637
       (Decrease) increase in film contract rights payable and other liabilities                    (4,878,504)           3,311,182
       Increase in other assets                                                                     (2,867,316)          (1,058,641)
                                                                                                 -------------        -------------
         Net cash provided by operating activities                                                  10,429,527            8,697,538

Cash flows from investing activities:
       Payment for acquisitions of stations, net of cash acquired                                           --         (172,713,906)
       Investment in Datacast                                                                         (250,000)            (250,000)
       Capital expenditures                                                                           (647,725)            (657,289)
                                                                                                 -------------        -------------
         Net cash used in investing activities                                                        (897,725)        (173,621,195)

Cash flows from financing activities:
       Proceeds from bank financing                                                                         --           41,500,000
       Repayment of bank debt                                                                       (7,000,000)                  --
       Retirement of senior subordinated notes                                                              --          (19,405,000)
       Dividends paid                                                                                 (805,283)            (881,320)
       Other financing activities, net                                                                  47,755             (208,307)
       Proceeds from issuance of preferred stock                                                            --          144,742,500
                                                                                                 -------------        -------------
         Net cash (used in) provided by financing activities                                        (7,757,528)         165,747,873
                                                                                                 -------------        -------------

Net increase in cash and cash equivalents                                                            1,774,274              824,216
Cash and cash equivalents, beginning of period                                                       2,170,927              555,753
                                                                                                 -------------        -------------

    Cash and cash equivalents, end of period                                                     $   3,945,201        $   1,379,969

Supplemental information:
    Cash paid for interest                                                                       $   3,302,011        $   5,444,816
    Income taxes paid                                                                                   79,213              166,594
    Non-cash capital expenditures                                                                      219,685              208,307
    Non-cash dividends                                                                               5,195,943            3,240,625

                             See accompanying notes.

                        GRANITE BROADCASTING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1 -  Basis of presentation

The accompanying unaudited consolidated financial statements include the accounts of Granite Broadcasting Corporation and its subsidiaries (the "Company"), have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the Company's consolidated financial statements and notes thereto for the year ended December 31, 1997 which were included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. All significant intercompany accounts and transactions have been eliminated. Data at and for the year ended December 31, 1997 are derived from the Company's audited consolidated financial statements.

In the opinion of management, all adjustments of a normal recurring nature which are necessary for a fair presentation of the results for the interim periods have been made.

Note 2 - Acquisition and dispositions

On October 3, 1997, the Company entered into a definitive agreement with Pacific FM Incorporated ("Pacific"), a California corporation, James J. Gabbert and Michael P. Lincoln to acquire 51% of the outstanding stock of Pacific, the owner of KOFY-TV, the WB affiliate serving the San Francisco-Oakland-San Jose, California television market. It is a condition to the closing of the purchase that the Company acquire the remaining 49% of the stock of Pacific. The total purchase price for all the stock of Pacific will be $143,750,000 in cash, subject to certain adjustments. In addition, the Company will pay $30,000,000 to the principal shareholders of Pacific for a covenant not to compete in the San Francisco-Oakland-San Jose television market for a period of five years from the closing of the acquisition. The proposed acquisition is subject to approval by the Federal Communications Commission (the "FCC") and other customary closing conditions and is expected to close in the third quarter of this year. Because the Company already owns a television station with an overlapping service area, KNTV, the Company has requested a permanent waiver of the FCC's local television multiple ownership rule to permit it to own both KNTV and KOFY-TV.

On February 19, 1998, the Company entered into a definitive agreement with Freedom Communications, Inc. ("Freedom") whereby Freedom will acquire the assets of WWMT-TV, the CBS affiliate serving Grand Rapids-Kalamazoo-Battle Creek, Michigan, and WLAJ-TV, the ABC affiliate serving Lansing, Michigan, for $170,000,000 in cash, payable in cash at the closing of the transaction. The Company currently operates WLAJ-TV pursuant to a time brokerage agreement. It is anticipated that proceeds from the sale of WWMT-TV and WLAJ-TV, after payment of the purchase price for WLAJ-TV, will be used to fund part of the purchase price of KOFY-TV.

The consummation of the sale of WWMT-TV and WLAJ-TV is expected to occur in the second quarter of this year and is contingent on, approval by the FCC and satisfaction of other customary closing conditions. Because WWMT-TV and WLAJ-TV operate in overlapping service areas, Freedom will be required to obtain a waiver from the FCC of its local television multiple ownership rules.

Note 3  -  Basic and diluted net loss per common share

Basic and diluted net loss per common share for the three months ended March 31, 1998 and 1997 is computed in accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share" and is calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding. The inclusion of additional shares of common stock equivalents would have been antidilutive for both periods presented.

Note 4  -  Recent pronouncements

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income" which is effective for fiscal periods beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components. The Company believes SFAS No. 130 will not have an effect on the manner in which the Company currently reports.

In June 1997, the FASB issued SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information" which is effective for fiscal periods beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting information about operating segments and for related disclosures about products, services, geographic areas and major customers. The Company has not yet made a determination of the effect, if any, that SFAS will have on the manner in which the Company currently reports.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The Company is a group broadcaster which operates eleven network-affiliated television stations and one radio station. The Company's revenues are derived principally from local and national advertising and, to a lesser extent, from network compensation for the broadcast of programming and revenues from studio rental and commercial production activities. The primary operating expenses involved in owning and operating television stations are employee salaries, depreciation and amortization, programming and advertising and promotion expenses. It is anticipated that comparisons of the Company's consolidated financial statements for the year ended December 31, 1998 against prior periods will be affected by the pending acquisition of KOFY-TV and the pending sale of WWMT-TV and WLAJ-TV. Numbers referred to in the following discussion have been rounded to the nearest thousand.

Certain sections of this Form 10-Q contain various foward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, which represent the Company's expectations or beliefs concerning future events. The forward looking statements include, without limitation, the Company's ability to meet its future liquidity needs. The Company cautions that these forward statements are further qualififed by important factors that could cause actual results to differ materially from those in the forward looking statements. Such factors include, without limitation, general economic conditions, competition in the markets in which the Company's stations are located, technological change and innovation in the broadcasting industry and proposed legislation.

The following table sets forth certain operating data for the three months ended March 31, 1998 and 1997:

                                                    Three months ended March 31,
                                                    ----------------------------
                                                        1998              1997
                                                   -----------       -----------
Operating income                                   $ 6,961,000       $ 6,139,000
Add:
    Time brokerage agreement fees                      150,000           150,000
    Depreciation and amortization                    4,949,000         4,546,000
    Corporate expense                                2,017,000         1,474,000
    Non-cash compensation                              332,000           192,000
                                                   -----------       -----------

Broadcast cash flow                                $14,409,000       $12,501,000
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

Three months ended March 31, 1998 and 1997

Net revenue for the three months ended March 31, 1998 totaled $36,724,000, an increase of $4,426,000 or 14 percent compared to $32,298,000 for the three months ended March 31, 1997. Of this increase, $1,193,000 was due to the inclusion of one additional month of operations of WDWB-TV. The remaining increase was primarily due to significant increases in advertising revenue driven by Olympic spending at the Company's CBS affiliated stations, substantial advertising revenue growth at WDWB-TV, increased political advertising revenue in an election year, and strong non-political local advertising in virtually all Granite markets.

Station operating expenses totaled $22,315,000 for the three months ended March 31, 1998, an increase of $2,518,000 or 13 percent compared to $19,797,000 for the three months ended March 31, 1997. Of this increase, $733,000 was due to the inclusion of one additional month of operations of WDWB-TV. The remaining increase was primarily due to investments made in programming, promotion and sales at WDWB-TV, as well as investments made in programming, news and sales at the Company's other stations.

Depreciation and amortization increased $403,000, or 9 percent during the three months ended March 31, 1998 compared to the same period a year earlier primarily due to the inclusion of one additional month of operations of WDWB-TV. Corporate expense increased $543,000 or 37 percent during the three months ended March 31, 1998 compared to the same period a year earlier, primarily due to higher administrative costs associated with the expansion of the Company's corporate office to manage its expanded station group. Non-cash compensation expense increased $140,000 or 73 percent during the three months ended March 31, 1998 compared to the same period a year earlier due to the granting of additional awards payable in Common Stock (Nonvoting) to certain executive employees of the Company under the Management Stock Plan.

The equity in net loss of investee of $487,000 for the three months ended March 31, 1998 resulted from the Company recognizing its pro rata share of the net loss of Datacast, LLC under the equity method of accounting.

Net interest expense was $9,209,000 compared to $9,778,000 a year earlier, a decrease of $569,000 or 6 percent. This decrease was achieved despite higher levels of outstanding indebtedness during the three months ended March 31, 1998 as compared to the same period a year earlier. During 1997, the Company was able to reduce its cost of borrowing when it repurchased $79,405,000 of its high-yield debt with borrowings under its credit agreement, which bear interest at a lower rate.

Loss before extraordinary item for the three months ended March 31, 1998 totaled $3,947,000 compared to a loss before extraordinary item of $4,957,000 for the same period a year earlier, a decrease of $1,010,000. The decrease was primarily due to the changes in the line items discussed above.

During the three months ended March 31, 1997, the Company purchased $19,405,000 face amount of its 9-3/8% Senior Subordinated Notes, due December 1, 2005, at a discount and replaced it with borrowings under its credit agreement which bear interest at a lower rate, thereby reducing its cost of borrowing. In conjunction with the repurchase of this debt, the Company recognized an extraordinary loss, after the write-off of a portion of related deferred financing fees, of $321,000.

Liquidity and Capital Resources

On October 3, 1997, the Company entered into a definitive agreement to acquire KOFY-TV for $143,750,000 in cash and the assumption of certain liabilities. In addition, the Company will pay $30,000,000 for a covenant not to compete in the San Francisco-Oakland-San Jose television market for a period of five years from the closing of the acquisition. The acquisition is expected to close in the third quarter of this year.

On February 19, 1998, the Company entered into a definitive agreement with Freedom Communications, Inc. ("Freedom") whereby Freedom will acquire the assets of WWMT-TV and WLAJ-TV for $170,000,000 payable in cash at the closing of the transaction. The closing of the sale is expected to occur in the second quarter of this year. The Company anticipates recognizing a taxable gain of $70,000,000 which will utilize substantially all of the Company's net operating loss carryforwards. The Company anticipates paying state and federal alternative minimum taxes of approximately $2,400,000 relating to the sale. It is anticipated that the net proceeds from the sale will be used to fund part of the purchase price of KOFY-TV.

The WB Network agreed to enter into a ten-year affiliation agreement with the Company, instead of with another television station in the San Francisco market, in return for total consideration of $22,500,000. The Company will pay $12,500,000 to the WB Network at the closing of the KOFY-TV purchase and the remaining $10,000,000 is to be paid in equal installments over a five year period.

The Company's existing credit agreement allows for revolving credit borrowings of $200,000,000 and permits borrowings of up to $300,000,000 in the aggregate. The revolving credit facility can be used to fund future acquisitions of broadcast stations and for general corporate purposes. As of April 24, 1998, the Company had $135,000,000 of the revolving credit facility borrowings outstanding and approximately $23,000,000 of borrowings available for acquisitions and working capital purposes. The Company expects to enter into a new credit agreement prior to consummation of the acquisition of KOFY-TV that, among other things, will increase the amount of the Company's permitted indebtedness to 7.25 times its earnings before interest, taxes, depreciation and amortization ("EBITDA"), as defined therein, for the most recent four fiscal quarters. At March 31, 1998, after giving effect to the acquisition of KOFY-TV, and the related borrowings under the new credit agreement and the disposition of WWMT-TV and WLAJ-TV, the Company's ratio of total indebtedness to EBITDA, as expected to be defined in the new credit agreement, would have been 7.09 times.

Cash flows provided by operating activities were $10,430,000 during the three months ended March 31, 1998 compared to cash flows provided by operating activities of $8,698,000 during the three months ended March 31, 1997, an increase of $1,732,000 or 20 percent. The increase was primarily due to higher broadcast cash flow.

Cash flows used in investing activities were $898,000 during the three months ended March 31, 1998 compared to $173,621,000 during the three months ended March 31, 1997. Cash flows used in investing activities during the three months ended March 31, 1998 related to capital expenditures and the investment in Datacast while cash flows used in investing activities during the three months ended March 31, 1997 related primarily to the acquisition of WDWB-TV. The Company anticipates that future requirements for capital expenditures will include those incurred during the ordinary course of business, which include costs associated with the implementation of digital television technology.

Cash flows used in financing activities were $7,758,000 during the three months ended March 31, 1998 compared to cash flows provided by financing activities of $165,748,000 during the three months ended March 31, 1997. The decrease resulted primarily from the issuance of the 12-3/4% Cumulative Exchangeable Preferred Stock during the three months ended March 31, 1997 and a net decrease in long term borrowings for the three months ended March 31, 1998.

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

The Company believes that internally generated funds from operations and borrowings under its credit agreement, if necessary, will be sufficient to satisfy the Company's cash requirements for its existing operations for the next twelve months and for the foreseeable future thereafter. The Company expects that any future acquisistions of television stations would be financed through funds generated from operations and additional debt and equity financings.

                                     PART II

                                OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K

       a.     Exhibits

              4.48 Third Amendment, dated April 16, 1998, to the Third Amended and Restated Credit Agreement, dated September 4, 1996, among Granite Broadcasting Corporation, the Lenders named therein, Bankers Trust Company, as Agent, and The Bank of New York, First Union National Bank of North Carolina, Goldman Sachs Credit Partners L.P. and Union Bank of California, as Co-Agents.

              10.19 Granite Broadcasting Corporation Directors' Stock Option Plan, as amended on August 25, 1997.

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



                                          GRANITE BROADCASTING CORPORATION
                                                       Registrant


Date: May 1, 1998                         /s/ W. DON CORNWELL
                                          -------------------------------------
                                                 (W. Don Cornwell)
                                                  Chief Executive Officer

Date: May 1, 1998                         /s/ LAWRENCE I. WILLS
                                          --------------------------------------
                                                    (Lawrence I. Wills)
                                          Vice President, Finance and Controller
                                            (Principal Accounting Officer)