Form 10-Q/A
period 1998-03-31
GRANITE BROADCASTING CORP
filed 1998-05-14
CIK 839621

--------------------------------------------------------------------------------


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q/A


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (AMENDMENT)

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

The following supplements and, to the extent inconsistent therewith, amends and supercedes the information under the following caption in the Quarterly Report originally filed May 1, 1998.

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

On May 11, 1998, the Company completed an offering (the "Offering") of $175,000,000 principal amount of its 8 7/8% Series A Senior Subordinated Notes due May 15, 2008. The proceeds from the Offering were used to repay all outstanding borrowings under the Company's existing credit agreement, to repurchase certain other outstanding indebtedness and for additions to working capital. As of that date, after giving effect to the application of the proceeds of the Offering, the Company had approximately $14,000,000 of cash on hand and the ability to borrow an additional $2,000,000 under the existing credit agreement in compliance with the financial covenants thereunder. The Company expects to enter into a new credit agreement prior to consummation of the acquisition of KOFY-TV that, among other things, is anticipated to (i) permit, subject to compliance with certain conditions and financial ratios contained therein, revolving credit borrowings of $300,000,000 and borrowings of up to an additional $200,000,000 on an uncommitted basis and (ii) increase the amount of the Company's permitted indebtedness to 7.25 times its earnings before interest, taxes, depreciation and amortization ("EBITDA") for the most recent four fiscal quarters. At March 31, 1998, on a pro forma basis after giving effect to the Offering and application of the proceeds therefrom the acquisition of KOFY-TV and the related borrowings under the new credit agreement and the disposition of WWMT-TV and WLAJ-TV, the Company's ratio of total indebtedness to EBITDA, as expected to be defined in the new credit agreement, would have been 7.12.

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

The Company believes that internally generated funds from operations and borrowings under its proposed new credit agreement, if necessary, will be sufficient to satisfy the Company's cash requirements for its existing operations for the next twelve months and for the foreseeable future thereafter. The Company expects that any future acquisistions of television stations would be financed through funds generated from operations and additional debt and equity financings.

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



                                          GRANITE BROADCASTING CORPORATION
                                                       Registrant


Date: May 14, 1998                        /s/ W. DON CORNWELL
                                          -------------------------------------
                                                 (W. Don Cornwell)
                                                  Chief Executive Officer

Date: May 14, 1998                        /s/ LAWRENCE I. WILLS
                                          --------------------------------------
                                                    (Lawrence I. Wills)
                                          Vice President, Finance and Controller
                                            (Principal Accounting Officer)