Form 10-Q
period 1998-06-30
GRANITE BROADCASTING CORP
filed 1998-08-14
CIK 839621

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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

        Class A Voting Common Stock, par value $.01 per share - 178,500 shares outstanding at June 30, 1998; Common Stock (Nonvoting), par value $.01 per share
- 10,061,948 shares outstanding at June 30, 1998.


                          PART I. FINANCIAL INFORMATION
                        GRANITE BROADCASTING CORPORATION
                           CONSOLIDATED BALANCE SHEET

                                                                                                      June 30,         December 31,
               ASSETS                                                                                  1998                1997
               ------                                                                             -------------       -------------
                                                                                                   (Unaudited)
 Current assets:
   Cash and cash equivalents                                                                      $   6,705,279       $   2,170,927
   Accounts receivable, net                                                                          34,423,583          35,308,464
   Film contract rights                                                                               6,254,227          10,097,262
   Other assets                                                                                      14,476,891          10,958,742
                                                                                                  -------------       -------------
     Total current assets                                                                            61,859,980          58,535,395

Property and equipment, net                                                                          36,045,578          36,004,876
Film contract rights and other noncurrent assets                                                      5,939,928           7,041,000
Deferred financing fees, net                                                                         13,044,906          10,213,314
Intangible assets, net                                                                              514,701,668         521,819,428
                                                                                                  -------------       -------------
                                                                                                  $ 631,592,060       $ 633,614,013
                                                                                                  =============       =============
             LIABILITIES AND STOCKHOLDERS' DEFICIT
             -------------------------------------
Current liabilities:
   Accounts payable                                                                               $   3,101,379       $   3,885,239
   Accrued interest                                                                                   4,872,398           4,387,546
   Other accrued liabilities                                                                          7,336,885           5,682,202
   Film contract rights and other current liabilities                                                10,190,646          13,779,691
                                                                                                  -------------       -------------
     Total current liabilities                                                                       25,501,308          27,734,678

Long-term debt                                                                                      401,327,362         392,779,025
Film contract rights payable                                                                          5,555,655           6,905,486
Deferred tax and other noncurrent liabilities                                                        31,637,835          31,751,733

Commitments:

Redeemable preferred stock                                                                          212,584,440         207,699,808

Stockholders' deficit:
   Common Stock: 41,000,000 shares authorized consisting of 1,000,000 shares of
     Voting Common Stock, $.01 par value, and 40,000,000 shares of Common Stock
     (Nonvoting), $.01 par value; 178,500 shares of Voting Common Stock and
     10,061,948 shares of Common Stock (Nonvoting) (8,676,157
     shares at December 31,1997) issued and outstanding                                                 102,404              88,546
   Additional paid-in capital                                                                        19,391,224          24,529,712
   Accumulated deficit                                                                              (60,487,060)        (54,411,868)
   Less: Unearned compensation                                                                       (3,087,233)         (2,529,232)
         Treasury stock                                                                                 (47,000)            (47,000)
         Note receivable from officer                                                                  (886,875)           (886,875)
                                                                                                  -------------       -------------
             Total stockholders' deficit                                                            (45,014,540)        (33,256,717)
                                                                                                  -------------       -------------
                                                                                                  $ 631,592,060       $ 633,614,013
                                                                                                  =============       =============

                             See accompanying notes.


                        GRANITE BROADCASTING CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                Three Months Ended June 30,      Six Months Ended June 30,
                                               ------------------------------- ------------------------------
                                                    1998            1997            1998           1997
                                               ---------------- -------------- --------------- --------------
                                                        (Unaudited)                     (Unaudited)
Net revenues                                      $ 43,735,105   $ 41,332,130    $ 80,459,141     $73,629,941
Station operating expenses                          22,372,096     20,752,548      44,687,464      40,549,309
Time brokerage agreement fees                          166,686        150,000         316,686         300,000
Depreciation expense                                 1,381,218      1,382,195       2,745,837       2,757,671
Amortization expense                                 3,594,790      3,541,325       7,178,512       6,712,061
Corporate expense                                    1,934,569      1,812,316       3,951,632       3,286,070
Non-cash compensation expense                          216,708        186,153         549,228         378,519
                                               ---------------- -------------- --------------- ---------------

Operating income                                    14,069,038     13,507,593      21,029,782      19,646,311

Other expenses:
   Equity in net loss of investee                      486,719        400,000         973,439         800,000
   Interest expense, net                             9,586,521     10,010,482      18,795,259      19,788,601
   Non-cash interest expense                           434,134        566,933         908,923       1,142,488
   Other                                               275,090        107,344         516,615         299,040
                                               ---------------- -------------- --------------- ---------------

Income (loss) before income taxes and
  extraordinary item                                 3,286,574      2,422,834        (164,454)     (2,383,818)
Provision for income taxes                           1,200,000        227,250       1,696,000         377,400
                                               ---------------- -------------- --------------- ---------------

Income (loss) before extraordinary item              2,086,574      2,195,584      (1,860,454)     (2,761,218)
Extraordinary loss on early extinguishment
  of debt                                           (4,214,738)           ---      (4,214,738)       (320,804)
                                               ---------------- -------------- --------------- ---------------

Net (loss) income                               $   (2,128,164)     2,195,584    $ (6,075,192)    $(3,082,022)
                                               ================ ============== =============== ===============

Net loss attributable to common shareholders    $   (8,551,527)  $ (3,688,713)   $(18,611,990)   $(13,163,123)
                                               ================ ============== =============== ===============

Per common share:
  Basic and diluted loss before
    extraordinary item                          $        (0.44)  $      (0.42)   $      (1.48)   $      (1.47)
  Basic and diluted extraordinary loss                   (0.43)           ---           (0.43)          (0.04)
                                               ================ ============== =============== ===============
  Basic and diluted net loss                    $        (0.87)  $      (0.42)   $      (1.91)   $      (1.51)
                                               ================ ============== =============== ===============

Weighted average common shares outstanding           9,959,021      8,764,858       9,717,311       8,750,368

                             See accompanying notes.

                       GRANITE BROADCASTING CORPORATION
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

                        Six Months Ended June 30, 1998
                                  (Unaudited)



                        Class A     Common      Additional                                                               Total
                         Common     Stock        Paid-in     Accumulated     Unearned   Note Receivable   Treasury    Stockholders'
                         Stock   (Nonvoting)     Capital      Deficit      Compensation   from Officer     Stock        Deficit
                   ============= ============= ============= ============= ============= ============= ============= =============

Balance at December
  31, 1997              $1,785      $86,761     $24,529,712  $(54,411,868) $(2,529,232)    $(886,875)    $(47,000)    $(33,256,717)
Dividends on reedeemable
  preferred stock                               (12,286,724)                                                           (12,286,724)
Accretion of offering
  costs related to
  Cumulative Exchangeable
  Preferred Stock                                  (250,074)                                                              (250,074)
Exercise of stock options               551         266,605                                                                267,156
Conversion of redeemable
  preferred stock into
  Common Stock (Nonvoting)           12,177       6,076,398                                                              6,088,575
Issuance of Common Stock
  (Nonvoting)                         1,130          (1,130)                                                                   -
Grant of Stock Award Under
  Management Stock Plan                              967,229                  (967,229)                                        -
Grant of Stock Award Under
  Non-Employee Director
  Stock Plan                                         140,000                  (140,000)                                        -
Stock expense related to
  Employee Stock Purchase Plan                       (37,618)                                                              (37,618)
Stock expense related to
  Management Stock Plan                              (13,174)                  549,228                                     536,054
Net loss                                                       (6,075,192)                                              (6,075,192)
                   ------------- ------------- ------------- ------------- ------------- ------------- ------------- -------------
Balance at June
  30, 1998              $1,785     $100,619      $19,391,224 $(60,487,060) $(3,087,233)    $(886,875)    $(47,000)    $(45,014,540)
                   ============= ============= ============= ============= ============= ============= ============= =============


                            See accompanying notes.


                        GRANITE BROADCASTING CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                        Six Months Ended June 30,
                                                                          1998             1997
                                                                       ------------  -------------
                                                                       (Unaudited)
Cash flows from operating activities:
   Net loss                                                          $ (6,075,192)    $  (3,082,022)
   Adjustments to reconcile net loss to net cash
     provided by operating activities:
       Amortization of intangible assets                                7,178,512         6,712,061
       Depreciation                                                     2,745,837         2,757,671
       Non-cash compensation expense                                      549,228           378,519
       Non-cash interest expense                                          908,923         1,142,488
       Equity in net loss of investee                                     973,439           800,000
       Extraordinary loss                                               4,214,738           320,804
     Change in assets and liabilities net of effects
        from acquisitions of stations:
        Decrease (increase) in accounts receivable                        884,881        (6,234,004)
        Increase in accounts payable and accrued liabilities            1,355,675         1,761,489
        Decrease in film contract rights and other current assets       4,470,668         3,318,740
        Decrease in film contract rights payable and other liabilities (5,052,774)       (2,437,093)
        Increase in other assets                                       (3,894,594)       (1,294,040)
                                                                     -------------------------------
     Net cash provided by operating activities                          8,259,341         4,144,613
Cash flows from investing activities:

   Payment for acquisitions of stations, net of cash acquired                 ---      (172,713,906)
   Investment in Datacast                                                (500,000)         (750,000)
   Capital expenditures                                                (2,443,328)       (2,387,718)
                                                                     -------------------------------
     Net cash used in investing activities                             (2,943,328)     (175,851,624)
Cash flows from financing activities:
   Proceeds from bank loan                                                    ---        54,500,000
   Repayment of bank debt                                            (143,000,000)       (4,000,000)
   Retirement of senior subordinated notes                            (24,280,200)      (19,405,000)
   Proceeds from senior subordinated notes, net                       174,482,000               ---
   Proceeds from preferred stock offering, net                                ---       143,993,950
   Dividends paid                                                      (1,587,267)       (1,762,156)
   Payment of deferred financing fees                                  (6,625,181)         (210,873)
   Other financing activities                                             228,987           (41,750)
                                                                     -------------------------------
     Net cash (used in) provided by financing activities                 (781,661)      173,074,171
                                                                     -------------------------------

Net increase in cash and cash equivalents                               4,534,532         1,367,160
Cash and cash equivalents, beginning of period                          2,170,927           555,753
                                                                     ------------------------------
Cash and cash equivalents, end of period                             $  6,705,279     $   1,922,913
                                                                     ============     =============
Supplemental information:

   Cash paid for interest                                            $ 18,739,000     $  19,419,000
   Income taxes paid                                                      102,000           193,000
   Non-cash capital expenditures                                          343,000           310,000
   Non-cash dividend                                                   10,392,000         3,241,000


                             See accompanying notes.

                        GRANITE BROADCASTING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1 -  Basis of presentation

The accompanying unaudited consolidated financial statements include the accounts of Granite Broadcasting Corporation and its subsidiaries (the "Company"), have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the Company's consolidated financial statements and notes thereto for the year ended December 31, 1997 which were included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. All significant intercompany accounts and transactions have been eliminated. Data at and for the year ended December 31, 1997 are derived from the Company's audited consolidated financial statements.

In the opinion of management, all adjustments of a normal recurring nature which are necessary for a fair presentation of the results for the interim periods have been made.

Note 2 - Long Term Debt

On May 11, 1998, the Company completed an offering of $175,000,000 principal amount of its 8 7/8% Senior Subordinated Notes, due May 15, 2008 (the "8 7/8% Notes"). The proceeds of this offering were used to repay all of the then outstanding borrowings under the Company's then existing bank credit agreement and to repurchase $22,960,000 of its 10 3/8% Senior Subordinated Notes, due May 15, 2005 (the "10 3/8% Notes") at a repurchase price of 105.75%. In connection with the repayment of borrowings under the then existing bank credit agreement and the repurchase of the 10 3/8% Notes, the Company incurred an extraordinary loss of $4,215,000 related to the write-off of deferred financing costs and the premium paid on the repurchase of the 10 3/8% Notes.

On June 10, 1998, the Company entered into a new bank credit agreement which allows for revolving credit borrowings of $260,000,000 and permits borrowings of up to and additional $240,000,000 on an uncommitted basis. The bank facility can be used to fund future acquisitions of broadcast stations and for general working capital purposes.

Note 3 - Acquisition and dispositions

On July 15, 1998, the Company completed the disposition of WWMT-TV, the CBS affiliate serving Grand Rapids-Kalamazoo-Battle Creek, Michigan to Freedom Communications, Inc. ("Freedom") for $150,600,000 in cash. The Company also has an agreement with Freedom to sell WLAJ-TV, the ABC affiliate serving Lansing, Michigan, for $18,900,000 in cash, payable at the closing of the transaction. The Company currently operates WLAJ-TV pursuant to a time brokerage agreement and has entered into an agreement to purchase WLAJ-TV. The Company anticipates simultaneously acquiring and disposing of WLAJ-TV during the third quarter of 1998.

On July 20, 1998, the Company completed the acquisition of KOFY-TV, the WB affiliate serving San Francisco-Oakland-San Jose California, by acquiring the stock of Pacific FM Incorporated ("Pacific"), the owner of KOFY-TV. The total purchase price for all of the stock of Pacific was $143,750,000. In addition, the Company paid $30,000,000 to the principal shareholders of Pacific for a covenant not to compete in the San Francisco-Oakland-San Jose television market for a period of five years from the closing. The acquisition was financed with the proceeds from the Company's sale of WWMT-TV and with borrowings under the Company's bank credit facility. In approving the Company's acquisition of KOFY-TV, the Federal Communications Commission (the "FCC") granted the Company a nine-month waiver of its current duopoly rule, enabling the Company to continue to operate KNTV in San Jose, California for nine months after the closing of the acquisition of KOFY-TV. The Company has filed a petition for reconsideration of this ruling, requesting a permanent waiver of the duopoly rule or, alternatively, an interim duopoly waiver conditioned upon the outcome of the FCC's pending television ownership rulemaking proceeding. Chronicle Publishing Company, licensee of KRON-TV, San Francisco, California has filed an opposition to the Company's petition for reconsideration.

Note 4  -  Basic and diluted net loss per common share

Basic and diluted net loss per common share for the three and six month periods ended June 30, 1998 and 1997 is computed in accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share" and is calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding. The inclusion of additional shares of common stock equivalents would have been antidilutive for both periods presented.

Note 5 -  Recent pronouncements

In June 1997, the FASB issued SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information" which is effective for fiscal periods beginning after December 15, 1997. SFAS No. 131 establishes standards for reporting information about operating segments and for related disclosures about products, services, geographic areas and major customers. The Company has not yet made a determination of the effect, if any, SFAS 131 will have on the manner in which the Company currently reports.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain sections of this Form 10-Q contain various forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, which represent the Company's expectations or beliefs concerning future events. The forward-looking statements include, without limitation, the Company's ability to meet its future liquidity needs and its disclosure concerning Year 2000 issues. The Company cautions that these forward-looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements. Such factors include, without limitation, general economic conditions, competition in the markets in which the Company's stations are located, technological change and innovation in the broadcasting industry and proposed legislation.

Introduction

The Company is a group broadcaster that operates eleven network-affiliated television stations and one radio station. The Company's revenues are derived principally from local and national advertising and, to a lesser extent, from network compensation for the broadcast of programming and revenues from studio rental and commercial production activities. The primary operating expenses involved in owning and operating television stations are employee salaries, depreciation and amortization, programming and advertising and promotion expenses. It is anticipated that comparisons of the Company's consolidated financial statements for the year ended December 31, 1998 against prior periods will be affected by the acquisition of KOFY-TV which occurred on July 20, 1998, the sale of WWMT-TV which occurred on July 15, 1998 and the pending sale of WLAJ-TV. Numbers referred to in the following discussion have been rounded to the nearest thousand.

The following table sets forth certain operating data for the three and six months ended June 30, 1998 and 1997:

                                      Three Months Ended June 30,          Six Months Ended June 30,
                                         1998             1997                1998          1997

Operating income                    $  14,068,000    $ 13,508,000       $  21,029,000   $ 19,646,000
Add:
   Time brokerage agreement fees          167,000         150,000             317,000        300,000
   Depreciation and amortization        4,976,000       4,923,000           9,925,000      9,470,000
   Corporate expense                    1,935,000       1,812,000           3,952,000      3,286,000
   Non-cash compensation                  217,000         186,000             549,000        379,000
                                    -------------    ------------       -------------   ------------

Broadcast cash flow                 $  21,363,000    $ 20,579,000       $  35,772,000   $ 33,081,000
                                    =============    ============       =============   ============


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

Three months ended June 30, 1998 and 1997

Net revenue totaled $43,735,000 for the three months ended June 30, 1998, an increase of $2,403,000 or 6 percent compared to $41,332,000 for the three months ended June 30, 1997. The increase was mainly due to increased local advertising primarily at the Company's ABC and CBS affiliated stations and increased political spending primarily in California and Michigan.

Station operating expenses totaled $22,372,000 for the three months ended June 30, 1998, an increase of $1,619,000 or 8 percent compared to $20,753,000 for the three months ended June 30, 1997. The increase was mainly due to increases in news, programming, promotion and sales expense incurred primarily at the Company's development-stage stations (WDWB-TV and WLAJ-TV). Excluding the operations of the Company's development-stage stations, operating expenses increased 4 percent for the three months ended June 30, 1998 as compared to the same period a year earlier.

Broadcast cash flow (net revenue less station operating expenses) totaled $21,363,000 for the three months ended June 30, 1998, an increase of $784,000 or 4 percent compared to $20,579,000 for the three months ended June 30, 1997. Excluding the results of the Company's development-stage stations, broadcast cash flow increased 13 percent. Operating cash flow (broadcast cash flow less corporate expense) was $19,427,000, an increase of $660,000 or 4 percent compared to $18,767,000 for the three months ended June 30, 1997.

Corporate expense increased $123,000 or 7 percent during the three months ended June 30, 1998 compared to the same period a year earlier, primarily due to higher cash compensation paid to certain executive officers. Non-cash compensation expense increased $31,000 or 17 percent during the three months ended June 30, 1998 compared to the same period a year earlier due to the granting of additional awards payable in Common Stock (Nonvoting) to certain executive employees of the Company under the Company's Management Stock Plan.

The equity in net loss of investee of $487,000 for the three months ended June 30, 1998 and $400,000 for the three months ended June 30, 1997 resulted from the Company recognizing its pro rata share of the net loss of Datacast, LLC under the equity method of accounting. As of June 30, 1998, the Company has written off its entire investment and no additional investment is planned.

Net interest expense decreased $423,000 during the three months ended June 30, 1998 as compared to the same period a year earlier despite higher levels of outstanding indebtedness as the Company continued its strategic plan to reduce its cost of borrowing. In September 1997, the Company redeemed the entire outstanding amount of its $60,000,000 principal amount of its 12.75% Senior Subordinated Debentures, due September 1, 2002 (the "12.75% Debentures"). This debt was replaced with bank debt of a lower rate. During the second quarter of 1998, the Company completed an offering of $175,000,000 of its 8 7/8% Senior Subordinated Debentures, due May 15, 2008 (the "8 7/8% Notes"). The proceeds of the offering were used to repay all of the then outstanding borrowings under the Company's then existing bank credit agreement and to repurchase $22,960,000 of its 10 3/8% Senior Subordinated Notes, due May 15, 2005 (the "10 3/8% Notes") at a repurchase price of 105.75%.

In connection with the repayment of borrowings under the then outstanding bank credit agreement and the repurchase of the 10 3/8% Notes, the Company incurred an extraordinary loss during the three months ended June 30, 1998 of $4,214,000 related to the write-off of deferred financing costs and the premium paid on the repurchase of the 10 3/8% Notes.

Six months ended June 30, 1998 and 1997

Net revenue totaled $80,459,000 for the six months ended June 30, 1998, an increase of $6,829,000 or 9 percent compared to $73,630,000 for the six months ended June 30, 1997. Of this increase, $1,193,000 was due to the inclusion of one additional month of operations of WDWB-TV, which was acquired on January 30, 1997. The remaining increase was primarily due to increases in local and national advertising revenue driven largely by Olympic spending at the Company's CBS affiliated stations during the first quarter and increased local advertising revenue primarily at the Company's ABC and CBS affiliates and increased political spending primarily in California and Michigan in the second quarter.

Station operating expenses totaled $44,687,000 for the six months ended June 30, 1998, an increase of $4,138,000 or 10 percent compared to $40,549,000 for the six months ended June 30, 1997. Of this increase, $733,000 was due to the inclusion of one additional month of operations of WDWB-TV. The remaining increase was mainly due to increased news, programming, promotion and sales expense primarily at the Company's development-stage stations. Excluding the operations of the Company's development-stage stations, operating expenses increased 4 percent for the six months ended June 30, 1998 as compared to the same period a year earlier.

Broadcast cash flow (net revenue less station operating expenses) totaled $35,772,000 for the six months ended June 30, 1998, an increase of $2,691,000 or 8 percent compared to $33,081,000 for the six months ended June 30, 1997. Operating cash flow (broadcast cash flow less corporate expenses) totaled $31,820,000, an increase of $2,025,000 or 7 percent compared to $29,795,000 for the six months ended June 30, 1997.

Depreciation and amortization increased $455,000, or 5 percent during the six months ended June 30, 1998 compared to the same period a year earlier primarily due to the inclusion of one additional month of operations of WDWB-TV. Corporate expense increased $666,000 or 20 percent during the six months ended June 30, 1998 compared to the same period a year earlier, primarily due to higher cash compensation paid to certain executive officers. Non-cash compensation expense increased $170,000 or 45 percent during the six months ended June 30, 1998 compared to the same period a year earlier due to the granting of additional awards payable in Common Stock (Nonvoting) to certain executive employees of the Company under the Management Stock Plan.

The equity in net loss of investee of $973,000 for the six months ended June 30, 1998 and $800,000 for the six months ended June 30, 1997 resulted from the Company recognizing its pro rata share of the net loss of Datacast, LLC under the equity method of accounting. As of June 30, 1998, the Company has written off its entire investment and no additional investment is planned.

Net interest expense decreased $994,000 or 5 percent during the six months ended June 30, 1998 as compared to the same period a year earlier despite higher levels of outstanding indebtedness as the Company continued its strategic plan to reduce its cost of borrowing. As discussed above, the Company replaced its 12.75% Debentures in September 1997 with bank debt of a lower rate. During the second quarter of 1998, the Company used the proceeds from the offering of its 8 7/8% Notes to repay all of the then outstanding borrowings under its bank credit agreement and to repurchase a portion of its 10 3/8% Notes.

As discussed above, the Company incurred an extraordinary loss during the six months ended June 30, 1998 of $4,215,000 related to the write-off of deferred financing costs and the premium paid on the repurchase of the 10 3/8% Notes. During the six months ended June 30, 1997, the Company purchased $19,405,000 face amount of its 9 3/8% Senior Subordinated Notes due December 1, 2005 at a discount. In connection with the repurchase of this debt, the Company recognized an extraordinary loss, after the write-off of a portion of related deferred financing fees, of $321,000.

Liquidity and Capital Resources

On May 11, 1998, the Company completed an offering of $175,000,000 principal amount of its 8 7/8% Notes. The proceeds of this offering were used to repay all of the then outstanding borrowings under the Company's then existing bank credit agreement and to repurchase $22,960,000 of its 10 3/8% Notes at a repurchase price of 105.75%.

On June 10, 1998, the Company entered into a new bank credit agreement (the "Credit Agreement") which, among other things, allows for revolving credit borrowings of $260,000,000 and permits borrowings of up to and additional $240,000,000 on an uncommitted basis. The Credit Agreement can be used to fund future acquisitions of broadcast stations and for general working capital purposes. As of August 4, 1998, the Company had $12,000,000 of borrowings outstanding under the Credit Agreement and the ability to borrow an additional $21,000,000 for acquisitions and working capital purposes, in compliance with the financial covenants thereunder.

On July 15, 1998 the Company completed the disposition of WWMT-TV to Freedom Communications, Inc. for $150,600,000. The Company anticipates recognizing a taxable gain on the sale of WWMT of approximately $70,000,000, which will utilize substantially all of the Company's net operating loss carryforwards. The Company anticipates paying state and federal alternative minimum taxes of approximately $2,400,000 relating to the sale.

On July 20, 1998, the Company completed the acquisition of KOFY-TV by acquiring the stock of Pacific FM Incorporated ("Pacific"), the owner of KOFY-TV. The total purchase price for all of the stock of Pacific was $143,750,000. In addition, the Company paid $30,000,000 to the principal shareholders of Pacific for a covenant not to compete in the San Francisco-Oakland-San Jose television market for a period of five years from the closing. The acquisition was financed with the proceeds from the Company's sale of WWMT-TV and with borrowings under the Company's Credit Agreement. In approving the Company's acquisition of KOFY-TV, the Federal Communications Commission (the "FCC") granted the Company a nine-month waiver of its current duopoly rule, enabling the Company to continue to operate KNTV in San Jose, California for nine months after the closing of the acquisition of KOFY-TV. The Company has filed a petition for reconsideration of this ruling, requesting a permanent waiver of the duopoly rule or, alternatively, an interim duopoly waiver conditioned upon the outcome of the FCC's pending television ownership rulemaking proceeding. Chronicle Publishing Company, licensee of KRON-TV, San Francisco, California has filed an opposition to the Company's petition for reconsideration

Cash flows provided by operating activities were $8,259,000 during the six months ended June 30, 1998 compared to cash flows provided by operating activities of $4,145,000 during the six months ended June 30, 1997, an increase of $4,114,000 or 99 percent. The increase was primarily due to higher operating cash flow and a reduction in cash used as a result of changes in net operating assets.

Cash flows used in investing activities were $2,943,000 during the six months ended June 30, 1998 compared to $175,852,000 during the six months ended June 30, 1997. The decrease was primarily due to payments made for the acquisition of WDWB-TV during 1997. The Company anticipates that future requirements for capital expenditures will include those incurred during the ordinary course of business, which include costs associated with the implementation of digital television technology.

Cash flows used in financing activities were $782,000 during the six months ended June 30, 1998 compared to cash flows provided by financing activities of $173,074,000 during the six months ended June 30, 1997. The decrease resulted primarily from a decrease in net bank borrowings, an increase in payments for financing fees in 1998 and the issuance of the 12-3/4% Cumulative Exchangeable Preferred Stock during the six months ended June 30, 1997, offset in part by the issuance of the 8 7/8% Notes during the six months ended June 30, 1998.

The Company is in the process of evaluating potential Year 2000 issues for both its information technology (IT) and non-IT systems. The Company has completed a preliminary internal review and has identified the systems that need to be updated or replaced. Certain systems, such as each station's IBM AS/400, which process the sales, traffic, accounts receivable and accounts payable, have already been updated. Other systems, such as each station's cart machine, which controls the date and time a commercial spot is aired, need to be updated with hardware and software from the unit's vendor. There will be a need to upgrade certain personal computers, voice mail and other IT and non-IT systems.

The Company will retain an independent consulting firm with experience in the broadcasting industry to perform a more thorough evaluation of potential Year 2000 issues.

The Company believes that internally generated funds from operations and borrowings under the Credit Agreement will be sufficient to satisfy the Company's cash requirements for its existing operations for the next twelve months and for the foreseeable future thereafter. The Company expects that any future acquisitions of television stations would be financed through funds generated from operations and additional debt and equity financings.

                                     PART II

                                OTHER INFORMATION

ITEM 6.      Exhibits and Reports on Form 8-K

             a.  Exhibits

                  11.      Statement of Computation of Per Share Earnings

                  27.      Financial Data Schedule

             b.  Reports on Form 8-K

                   1. Current Report on Form 8-k, filed with the Securities and
                      Exchange Commission on May 5, 1998, regarding the commencement by the Company of a private offering of a new issue of Senior Subordinated Notes due 2008 (Item 5 Disclosure). No financial statements were filed at such time.

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

                                             GRANITE BROADCASTING CORPORATION
                                                        Registrant

Date    August 14, 1998                   /s/      W. DON CORNWELL
                                       -----------------------------------------
                                                  (W. Don Cornwell)
                                                Chief Executive Officer

Date    August 14, 1998                  /s/       LAWRENCE I. WILLS
                                       -----------------------------------------
                                                  (Lawrence I. Wills)
                                         Vice President, Finance and Controller
                                             (Principal Accounting Officer)