Form 10-Q
period 1998-09-30
GRANITE BROADCASTING CORP
filed 1998-11-16
CIK 839621

--------------------------------------------------------------------------------


               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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

     Class A Voting Common Stock, par value $.01 per share - 178,500 shares outstanding at September 30, 1998; Common Stock (Non-voting), par value $.01 per share - 10,473,545 shares outstanding at September 30, 1998.

                         PART I.  FINANCIAL INFORMATION
                        GRANITE BROADCASTING CORPORATION
                           CONSOLIDATED BALANCE SHEET

                                                                    September 30,             December 31,
       ASSETS                                                           1998                     1997
       ------                                                       -------------            -------------
                                                                     (Unaudited)
 Current assets:
 Cash and cash equivalents                                          $  2,512,081             $  2,170,927
 Accounts receivable, net                                             28,937,768               35,308,464
 Film contract rights                                                 11,091,714               10,097,262
 Other assets                                                          7,795,041               10,958,742
                                                                    ------------             ------------
   Total current assets                                               50,336,604               58,535,395

Property and equipment, net                                           31,765,279               36,004,876
Film contract rights and other noncurrent assets                       5,817,765                7,041,000
Deferred financing fees, net                                          12,860,912               10,213,314
Intangible assets, net                                               639,412,774              521,819,428
                                                                    ------------             ------------
                                                                    $740,193,334             $633,614,013
                                                                    ============             ============

       LIABILITIES AND STOCKHOLDERS' DEFICIT
       -------------------------------------

Current liabilities:
 Accounts payable                                                   $  4,120,050             $  3,885,239
 Accrued interest                                                     14,117,509                4,387,546
 Other accrued liabilities                                             4,123,415                5,682,202
 Film contract rights                                                 13,579,464               10,554,088
 Other current liabilities                                            10,299,825                3,225,603
                                                                    ------------             ------------
   Total current liabilities                                          46,240,263               27,734,678

Long-term debt                                                       421,351,320              392,779,025
Film contract rights payable                                           6,650,299                6,905,486
Deferred tax and other noncurrent liabilities                         53,923,497               31,751,733

Commitments
Redeemable preferred stock                                           214,698,166              207,699,808

Stockholders' deficit:
 Common Stock:  41,000,000 shares authorized consisting of
   1,000,000 shares of Voting Common Stock, $.01 par value,
   and 40,000,000 shares of Common Stock (Nonvoting), $.01
   par value; 178,500 shares of Voting Common Stock and
   10,473,545  shares of Common Stock (Nonvoting) (8,676,157
   shares at December 31,1997) issued and outstanding                    109,481                   88,546
 Additional paid-in capital                                           16,553,179               24,529,712
 Accumulated deficit                                                 (15,521,920)             (54,411,868)
 Less: Unearned compensation                                          (2,877,076)              (2,529,232)
       Treasury stock                                                    (47,000)                 (47,000)
       Note receivable from officer                                     (886,875)                (886,875)
                                                                    ------------             ------------
         Total stockholders' deficit                                  (2,670,211)             (33,256,717)
                                                                    ------------             ------------
                                                                    $740,193,334             $633,614,013
                                                                    ============             ============

                            See accompanying notes.

                        GRANITE BROADCASTING CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                           Three Months Ended                 Nine months ended
                                                                September 30,                   September 30,
                                                      -------------------------------    ------------------------------
                                                             1998            1997             1998          1997
                                                      ----------------  -------------    ---------------  -------------
                                                                    (Unaudited)                      (Unaudited)
Net revenues                                              $ 35,917,480   $ 37,159,092       $116,376,621    110,789,033
Station operating expenses                                  21,295,176     20,967,636         65,982,640     61,516,945
Time brokerage agreement fees                                  111,124        150,000            427,810        450,000
Depreciation expense                                         1,318,128      1,418,000          4,063,965      4,175,671
Amortization expense                                         5,160,835      3,556,073         12,339,347     10,268,134
Corporate expense                                            1,996,203      1,665,539          5,947,835      4,951,609
Non-cash compensation expense                                  210,157        296,627            759,385        675,146
                                                      ----------------  -------------    ---------------  -------------
Operating income                                             5,825,857      9,105,217         26,855,639     28,751,528

Other expenses:
   Equity in net loss of investee                                    -        400,000            973,439      1,200,000
   Interest expense, net                                    10,062,300      9,697,306         28,857,559     29,485,907
   Non-cash interest expense                                   462,016        543,298          1,370,939      1,685,786
   Gain on sale of stations                                (57,775,928)             -        (57,775,928)             -
   Other                                                       520,557        439,717          1,037,172        738,757
                                                      ----------------  -------------    ---------------  -------------
Income (loss) before
 income taxes and extraordinary item                        52,556,912     (1,975,104)        52,392,458     (4,385,922)
Provision for income taxes                                   7,369,000        205,700         10,540,000        583,100
                                                      ----------------  -------------    ---------------  -------------
Income (loss) before extraordinary item                     45,187,912     (2,180,804)        41,852,458     (4,942,022)
Extraordinary loss on early
 extinguishment of debt, net of taxes of
 $120,000 and $1,595,000 for the three
 and nine months ended September 30,
 1998, respectively                                           (222,772)    (5,248,315)        (2,962,510)    (5,569,119)
                                                      ----------------  -------------    ---------------  -------------
Net income (loss)                                         $ 44,965,140   $ (7,429,119)      $ 38,889,948    (10,511,141)
                                                      ================  =============    ===============  =============
Net income (loss) attributable to common
 shareholders                                             $ 38,612,518   $(13,317,709)      $ 20,000,528    (26,480,832)
                                                      ================  =============    ===============  =============
Per common share:
 Basic income (loss) before extraordinary item                   $3.65         $(0.92)             $2.29         $(2.39)
 Basic extraordinary loss                                        (0.02)         (0.60)             (0.30)         (0.64)
                                                      ----------------  -------------    ---------------  -------------
 Basic net income (loss)                                         $3.63         $(1.52)             $1.99         $(3.03)
                                                      ================  =============    ===============  =============

Weighted average common shares outstanding                  10,652,000      8,767,000         10,029,000      8,756,000

Net income (loss) attributable to common
 shareholders - assuming dilution                          $39,312,915   $(13,317,709)       $22,264,518   $(26,480,832)
                                                      ================  =============    ===============  =============

Per common share:
 Diluted income (loss) before extraordinary item                 $2.19         $(0.92)            $1.43          $(2.39)
 Diluted extraordinary loss                                      (0.01)         (0.60)            (0.17)          (0.64)
                                                      ----------------  -------------    ---------------  -------------
 Diluted net income (loss)                                       $2.18         $(1.52)            $1.26          $(3.03)
                                                      ================  =============    ===============  =============

Adjusted weighted average common shares outstanding
 - assuming dilution                                        18,018,000      8,767,000        17,603,000       8,756,000

                            See accompanying notes.

                       GRANITE BROADCASTING CORPORATION
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

                     Nine Months Ended September 30, 1998
                                  (Unaudited)

                                        Class A         Common          Additional
                                        Common          Stock            Paid-in           Accumulated
                                        Stock        (Nonvoting)         Capital             Deficit
                                     -----------    ------------     -------------       --------------
Balance at December 31, 1997            $1,785        $86,761         $24,529,712        $(54,411,868)
Dividends on redeemable
  preferred stock                                                     (18,514,309)
Accretion of offering costs
  related to Cumulative
  Exchangeable Preferred Stock                                           (375,111)
Exercise of stock options                                 551             266,605
Conversion of redeemable
  preferred stock into Common
  Stock (Nonvoting)                                    19,254           9,607,821
Issuance of Common Stock
  (Nonvoting)                                           1,130              (1,130)
Grant of stock award under
  stock plans                                                           1,107,229
Stock expense related to
  stock plans                                                             (67,638)
Net income                                                                                 38,889,948
                                     -----------    ------------     -------------       --------------
Balance at September 30, 1998           $1,785       $107,696         $16,553,179        $(15,521,920)
                                     ===========    ============     =============       ==============
                                                                                                        Total
                                       Unearned           Note Receivable         Treasury           Stockholders'
                                     Compensation         from Officer             Stock               Deficit
                                   ---------------        ---------------      -------------         --------------
Balance at December 31, 1997        $(2,529,232)            $(886,875)            $(47,000)           $(33,256,717)
Dividends on redeemable
  preferred stock                                                                                      (18,514,309)
Accretion of offering costs
  related to Cumulative
  Exchangeable Preferred Stock                                                                            (375,111)
Exercise of stock options                                                                                  267,156
Conversion of redeemable
  preferred stock into Common
  Stock (Nonvoting)                                                                                      9,627,075
Issuance of Common Stock
  (Nonvoting)                                                                                                    -
Grant of stock award under
  stock plans                        (1,107,229)                                                                 -
Stock expense related to
  stock plans                           759,385                                                            691,747
Net income                                                                                              38,889,948
                                   ---------------        ---------------      -------------         --------------
Balance at September 30, 1998       $(2,877,076)            $(886,875)            $(47,000)            $(2,670,211)
                                   ===============        ===============      =============         ==============

                            See accompanying notes

                        GRANITE BROADCASTING CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                    Nine months ended September 30,
                                                                                    -------------------------------
                                                                                       1998                1997
                                                                                       ----                ----
                                                                                              (Unaudited)
Cash flows from operating activities:
 Net income (loss)                                                                 $  38,889,948      $ (10,511,141)
 Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
   Amortization of intangible assets                                                  12,339,347         10,268,134
   Depreciation                                                                        4,063,965          4,175,671
   Non-cash compensation expense                                                         759,385            675,146
   Non-cash interest expense                                                           1,370,939          1,685,786
   Equity in net loss of investee                                                        973,439          1,200,000
   Extraordinary loss                                                                  4,557,510          5,569,119
   Gain on sale of stations                                                          (57,775,928)               ---
   Deferred income tax provision                                                       4,749,000                ---
  Change in assets and liabilities net of effects from
   acquisition and dispositions of stations:
    Decrease (increase) in accounts receivable                                         6,370,696         (3,199,965)
    Increase in accounts payable and accrued liabilities                               7,117,625          4,740,878
    Decrease (increase) in film contract rights and other current assets               1,421,224         (3,334,884)
    Increase in film contract rights payable and other current liabilities             5,622,273          3,982,266
    Decrease in deferred tax liability and other non current liabilities              (9,400,236)          (469,955)
    Decrease (increase) in other assets                                                2,576,729         (2,675,860)
                                                                                   -------------      -------------
  Net cash provided by operating activities                                           23,635,916         12,105,195
Cash flows from investing activities:
 Payment for acquisitions of stations                                               (170,869,424)      (172,713,906)
 Proceeds from sale of stations, net                                                 149,990,381                ---
 Network affiliation payment                                                         (14,500,000)               ---
 Investment in Datacast                                                                 (500,000)        (1,000,000)
 Capital expenditures                                                                 (5,264,108)        (4,115,936)
                                                                                   -------------      -------------
  Net cash (used in) investing activities                                            (41,143,151)      (177,829,842)
Cash flows from financing activities:
 Proceeds from bank loan                                                              38,000,000        121,500,000
 Repayment of bank debt                                                             (151,500,000)       (11,000,000)
 Retirement of senior subordinated notes                                             (33,922,700)       (82,897,588)
 Proceeds from senior subordinated notes, net                                        174,482,000                ---
 Proceeds from preferred stock offering, net                                                 ---        143,889,789
 Dividends paid                                                                       (2,296,531)        (2,642,992)
 Payment of deferred financing fees                                                   (7,113,347)          (210,873)
 Other financing activities                                                              198,967            (37,812)
                                                                                   -------------      -------------
  Net cash provided by financing activities                                           17,848,389        168,600,524
                                                                                   -------------      -------------
Net increase in cash and cash equivalents                                                341,154          2,875,877
Cash and cash equivalents, beginning of period                                         2,170,927            555,753
                                                                                   -------------      -------------
Cash and cash equivalents, end of period                                           $   2,512,081      $   3,431,630
                                                                                   =============      =============
Supplemental information:
 Cash paid for interest                                                            $  19,547,000      $  25,085,000
 Income taxes paid                                                                       154,000            193,000
 Non-cash capital expenditures                                                           478,000            394,000
 Non-cash dividend                                                                    10,392,000          3,241,000

                            See accompanying notes.

                        GRANITE BROADCASTING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Note 1 -  Basis of presentation
-------------------------------

The accompanying unaudited consolidated financial statements include the accounts of Granite Broadcasting Corporation and its subsidiaries (the "Company"), have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the Company's consolidated financial statements and notes thereto for the year ended December 31, 1997 which were included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. All significant intercompany accounts and transactions have been eliminated. Data at and for the year ended December 31, 1997 are derived from the Company's audited consolidated financial statements.

In the opinion of management, all adjustments of a normal recurring nature which are necessary for a fair presentation of the results for the interim periods have been made.

Note 2 - Long Term Debt
-----------------------

On May 11, 1998, the Company completed an offering of $175,000,000 principal amount of its 8 7/8% Senior Subordinated Notes, due May 15, 2008 (the "8 7/8% Notes"), at a discount, resulting in proceeds to the Company of $174,482,000. The proceeds of this offering were used to repay all of the then outstanding borrowings under the Company's then existing bank credit agreement and to repurchase $22,960,000 of its 10 3/8% Senior Subordinated Notes, due May 15, 2005 (the "10 3/8% Notes") at a repurchase price of 105.75%. In connection with the repayment of borrowings under the then existing bank credit agreement and the repurchase of the 10 3/8% Notes, the Company incurred an extraordinary loss of $4,215,000 related to the write-off of deferred financing costs and the premium paid on the repurchase of the 10 3/8% Notes.

On June 10, 1998, the Company entered into a new bank credit agreement which, subject to the satisfaction of certain conditions, allows for revolving credit borrowings of $260,000,000 and permits borrowings of up to an additional $240,000,000 on an uncommitted basis. The bank facility can be used to fund future acquisitions of broadcast stations and for general working capital purposes.

On September 24, 1998, the Company repurchased $9,500,000 of its 10 3/8% Notes at a repurchase price of 101.5%. In connection with the repurchase of the 10 3/8% Notes, the Company incurred an extraordinary loss of $343,000 related to the write-off of deferred financing costs and the premium paid on the repurchase of the 10 3/8% Notes.

Note 3 - Acquisition and dispositions
-------------------------------------

On July 15, 1998, the Company completed the disposition of WWMT-TV, the CBS affiliate serving Grand Rapids-Kalamazoo-Battle Creek, Michigan, to Freedom Communications, Inc. ("Freedom") for $150,540,000 in cash. On August 17, 1998, the Company exercised its option to purchase WLAJ-TV, the ABC affiliate serving Lansing, Michigan, for $19,500,000 in cash and simultaneously sold the station to Freedom for $18,950,000 in cash. The Company recognized a pre-tax gain for financial statement reporting purposes on the sale of these stations of $57,776,000. The Company has sufficient net operating loss carryforwards to offset regular federal taxes on the gain. However, the third quarter tax provision includes a cash tax of approximately $2,100,000 consisting of federal alternative minimum taxes and state income taxes related to the gain and a deferred tax of $4,749,000 resulting from the release of a valuation allowance previously recorded against deferred tax assets relating primarily to net operating loss carryforwards.

On July 20, 1998, the Company completed the acquisition of KBWB-TV (formerly KOFY-TV), the WB affiliate serving San Francisco-Oakland-San Jose California, by acquiring the stock of Pacific FM Incorporated ("Pacific"), the owner of KBWB-TV. The total purchase price for all of the stock of Pacific was $143,750,000. In addition, the Company paid $30,000,000 to the principal shareholders of Pacific for a covenant not to compete in the San Francisco-Oakland-San Jose television market for a period of five years from the closing. The acquisition was financed with the proceeds from the Company's sale of WWMT-TV, which occurred on July 15, 1998, and with borrowings under the Company's bank credit facility. In approving the Company's acquisition of KBWB-TV, the Federal Communications Commission (the "FCC") granted the Company a nine-month waiver of its current duopoly rule, enabling the Company to continue to operate KNTV in San Jose, California for nine months after the closing of the acquisition of KBWB-TV. The Company has filed a petition for reconsideration of this ruling, requesting a permanent waiver of the duopoly rule or, alternatively, an interim duopoly waiver conditioned upon the outcome of the FCC's pending television ownership rulemaking proceeding. Chronicle Publishing Company, licensee of KRON-TV, San Francisco, California has filed an opposition to the Company's petition for reconsideration.

In connection with the purchase of KBWB-TV, the WB Network agreed to enter into a ten-year affiliation agreement with the Company instead of another television station in the San Francisco market in return for total consideration of $31,572,000. The Company paid $14,500,000 to the WB Network after the closing of the acquisition and will pay the remaining $17,072,000 over a five year period. The Company will amortize the total consideration paid over ten years.

Note 4  -  Per-share calculations
---------------------------------

The per-share calculations shown on the face of the income statement for the three and nine month periods ended September 30, 1998 and 1997 are computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share." The following table sets forth the computation of basic and diluted earnings per share:

                                    Three months                                                         Nine months
                                  ended September       Three months ended    Nine months ended       ended September
                                      30, 1998           September 30, 1997   September 30, 1998          30, 1997
                                ------------------    ----------------------  ------------------    ------------------
Income (loss) before
  extraordinary item                   $45,187,912             $ (2,180,804)         $41,852,458          $ (4,942,022)
Extraordinary loss on early
  extinguishment of debt                  (222,772)              (5,248,315)          (2,962,510)           (5,569,119)
                                ------------------    ----------------------  ------------------    ------------------
Net Income (loss)                      $44,965,140             $ (7,429,119)         $38,889,948          $(10,511,141)
LESS:
-Preferred stock dividends
    Convertible preferred                  700,397                  880,836            2,263,990             2,643,153
    Exchangeable preferred               5,527,188                4,884,557           16,250,319            13,009,739

-Accretion on exchangeable
  preferred                                125,037                  123,197              375,111               316,799
                                ------------------    ----------------------  ------------------    ------------------

Income (loss)attributable
 to common shareholders
                                       $38,612,518             $(13,317,709)         $20,000,528          $(26,480,832)
                                ==================    ======================  ==================    ==================

Effect of dilutive
 securities:
PLUS:
 Convertible preferred
  stock dividends                          700,397              (a)                    2,263,990            (a)
                                ------------------                            ------------------

Income (loss) attributable
  to common shareholders -
  assuming dilution                    $39,312,915             $(13,317,709)         $22,264,518          $(26,480,832)
                                ==================    ======================  ==================    ==================
----------------------------------------------------------------------------------------------------------------------
Weighted average common
  shares outstanding for basic
  income (loss) per share               10,652,000                8,767,000           10,029,000             8,756,000
                                ==================    ======================  ==================    ==================
ADD:
Effect of dilutive
 securities:
  Preferred stock conversions            7,107,000                                     7,107,000
  Stock award plans                              -                                        30,000
  Stock options                            259,000                                       437,000
                                ------------------                            ------------------
   Total potentially dilutive
      common shares                      7,366,000              (a)                    7,574,000            (a)

Adjusted weighted average
 Common shares outstanding-
  assuming dilution                     18,018,000                8,767,000           17,603,000             8,756,000
                                ==================    ======================  ==================    ==================
Per Common Share:
Basic income (loss) before
  extraordinary item                   $      3.65             $      (0.92)         $      2.29          $      (2.39)
Basic extraordinary loss                     (0.02)                   (0.60)               (0.30)                (0.64)
                                ------------------    ----------------------  ------------------    ------------------
Basic income (loss) per share          $      3.63             $      (1.52)         $      1.99          $      (3.03)


Diluted income (loss) before
  extraordinary item                   $      2.19             $      (0.92)         $      1.43          $      (2.39)
Diluted extraordinary loss                   (0.01)                   (0.60)               (0.17)                (0.64)
                                ------------------    ----------------------  ------------------    ------------------
Diluted income (loss) per share        $      2.18             $      (1.52)         $      1.26          $      (3.03)
----------------------------------------------------------------------------------------------------------------------

(a) Since the Company had net losses during the three and nine month periods ended September 30, 1997, no adjustments were made to the dilutive per share calculation, as doing so would have been antidilutive in both periods.

Note 5 -  Recent pronouncements
-------------------------------

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information" which is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 establishes standards for reporting information about operating segments and for related disclosures about products, services, geographic areas and major customers. The Company has not yet made a determination of the effect, if any, SFAS 131 will have on the manner in which the Company currently reports.

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

Introduction
------------

The Company is a group broadcaster that operates ten network-affiliated television stations and one radio station. The Company's revenues are derived principally from local and national advertising and, to a lesser extent, from network compensation for the broadcast of programming and revenues from studio rental and commercial production activities. The primary operating expenses involved in owning and operating television stations are employee salaries, depreciation and amortization, programming and advertising and promotion expenses. Comparisons of the Company's consolidated financial statements for the three and nine month periods ended September 30, 1998 against prior periods have been affected by the acquisition of KBWB-TV, which occurred on July 20, 1998, the sale of WWMT-TV, which occurred on July 15, 1998, and the sale of WLAJ-TV, which occurred on August 17, 1998. It is anticipated that comparisons of the Company's consolidated financial statements for the year ended December 31, 1998 against prior periods will be affected by the aforementioned transactions. Numbers referred to in the following discussion have been rounded to the nearest thousand.

The following table sets forth certain operating data for the three and nine months ended September 30, 1998 and 1997:

                                  Three Months Ended September 30,     Nine months ended September 30,
                                  --------------------------------     -------------------------------
                                        1998           1997                  1998           1997

Operating income                    $ 5,826,000    $ 9,105,000            $26,856,000    $28,751,000
Add:
 Time brokerage agreement fees          111,000        150,000                428,000        450,000
 Depreciation and amortization        6,479,000      4,974,000             16,403,000     14,444,000
 Corporate expense                    1,996,000      1,665,000              5,948,000      4,952,000
 Non-cash compensation                  210,000        297,000                759,000        675,000
                                    -----------    -----------            -----------    -----------

Broadcast cash flow                 $14,622,000    $16,191,000            $50,394,000    $49,272,000
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

Three months ended September 30, 1998 and 1997
----------------------------------------------

Net revenue totaled $35,917,000 for the three months ended September 30, 1998; a decrease of $1,242,000 or 3 percent compared to $37,159,000 for the three months ended September 30, 1997. The decrease was primarily a result of the disposition of WWMT-TV and WLAJ-TV during the quarter as well as the impact of the strike at General Motors, offset in part by the addition of KBWB-TV and strong political spending in an election year.

Station operating expenses totaled $21,295,000 for the three months ended September 30, 1998; an increase of $327,000 or 2 percent compared to $20,968,000 for the three months ended September 30, 1997. The increase was primarily due to increased programming and promotion expense and the inclusion of KBWB-TV, offset in part by the disposition of WWMT-TV and WLAJ-TV during the quarter.

Broadcast cash flow (net revenue less station operating expenses) totaled $14,622,000 for the three months ended September 30, 1998; a decrease of $1,569,000 or 10 percent compared to $16,191,000 for the three months ended September 30, 1997. Operating cash flow (broadcast cash flow less corporate expenses) was $12,627,000, a decrease of $1,899,000 or 13 percent compared to $14,526,000 for the three months ended September 30, 1997.

Depreciation and amortization increased $1,505,000, or 30 percent during the three months ended September 30, 1998 compared to the same period a year earlier primarily due to the acquisition of KBWB-TV, offset, in part, by the disposition of WWMT-TV and WLAJ-TV. Corporate expense increased $331,000 or 20 percent during the three months ended September 30, 1998 compared to the same period a year earlier, primarily due to higher cash compensation paid to certain executive officers.

Net interest expense increased only 4 percent or $365,000 during the three months ended September 30, 1998 as compared to the same period a year earlier despite higher levels of outstanding indebtedness as the Company continued its strategic plan to reduce its cost of borrowing. In September 1997, the Company redeemed the entire outstanding amount of its $60,000,000 principal amount of its 12.75% Senior Subordinated Debentures, due September 1, 2002 (the "12.75% Debentures"). This debt was replaced with credit agreement borrowings of a lower rate. During the second quarter of 1998, the Company completed an offering of $175,000,000 of its 8 7/8% Senior Subordinated Debentures, due May 15, 2008 (the "8 7/8% Notes"). The proceeds of the offering were used to repay all of the then outstanding borrowings under the Company's then existing bank credit agreement and to repurchase $22,960,000 of its 10 3/8% Senior Subordinated Notes, due May 15, 2005 (the "10 3/8% Notes") at a repurchase price of 105.75%. During the third quarter, the Company used lower rate bank borrowings to repurchase an additional $9,500,000 of its 10 3/8% Notes at a repurchase price of 101.50%. In October, the Company repurchased an additional $46,100,000 of subordinated debt at a discount and replaced it with bank borrowings at a lower rate.

In connection with the sale of WWMT-TV and WLAJ-TV, the Company recognized a pre-tax gain for financial statement purposes of $57,776,000 during the third quarter. The Company has sufficient net operating loss carryforwards to offset regular federal taxes on the gain. However, the third quarter tax provision includes a cash tax of approximately $2,100,000 consisting of federal alternative minimum taxes and state income taxes related to the gain and a deferred tax of $4,749,000 resulting from the release of a valuation allowance previously recorded against deferred tax assets relating primarily to net operating loss carryforwards.

In connection with the repurchase of the 10 3/8% Notes, the Company incurred an extraordinary loss during the three months ended September 30, 1998 of $343,000 related to the premium paid and the write-off of deferred financing costs. In conjunction with the redemption of the 12.75% Debentures, the Company recognized an extraordinary loss during the three months ended September 30, 1997 of $5,248,000 related to the premium paid and the write-off of the related deferred financing fees.

Nine months ended September 30, 1998 and 1997
---------------------------------------------

Net revenue totaled $116,377,000 for the nine months ended September 30, 1998; an increase of $5,588,000 or 5 percent compared to $110,789,000 for the nine months ended September 30, 1997. Of this increase, $1,193,000 was due to the inclusion of one additional month of operations of WDWB-TV, which was acquired on January 30, 1997. The remaining increase was primarily due to increases in local and national advertising revenue driven largely by Olympic spending at the Company's CBS affiliated stations during the first quarter, heavy political spending, and the impact of the acquisition of KBWB-TV, offset in part, by the disposition of WWMT-TV and WLAJ-TV.

Station operating expenses totaled $65,983,000 for the nine months ended September 30, 1998; an increase of $4,466,000 or 7 percent compared to $61,517,000 for the nine months ended September 30, 1997. Of this increase, $733,000 was due to the inclusion of one additional month of operations of WDWB-TV. The remaining increase was primarily due to increased programming and sales expense and the inclusion of KBWB-TV, offset in part by the disposition of WWMT-TV and WLAJ-TV.

Broadcast cash flow (net revenue less station operating expenses) totaled $50,394,000 for the nine months ended September 30, 1998; an increase of $1,122,000 or 2 percent compared to $49,272,000 for the nine months ended September 30, 1997. Operating cash flow (broadcast cash flow less corporate expenses) totaled $44,446,000, an increase of less than one percent compared to $44,320,000 for the nine months ended September 30, 1997.

Depreciation and amortization increased $1,959,000, or 14 percent during the nine months ended September 30, 1998 compared to the same period a year earlier primarily due to the acquisition of KBWB-TV, offset, in part, by the disposition of WWMT-TV and WLAJ-TV, as well as the inclusion of one additional month of operations of WDWB-TV, which was acquired in January 1997. Corporate expense increased $996,000 or 20 percent during the nine months ended September 30, 1998 compared to the same period a year earlier, primarily due to higher cash compensation paid to certain executive officers. Non-cash compensation expense increased $84,000 or 12 percent during the nine months ended September 30, 1998 compared to the same period a year earlier due to the granting of additional awards payable in Common Stock (Nonvoting) to certain executive employees of the Company under the Company's Management Stock Plan.

The equity in net loss of investee of $973,000 for the nine months ended September 30, 1998 and $1,200,000 for the nine months ended September 30, 1997 resulted from the Company recognizing its pro rata share of the net loss of Datacast, LLC under the equity method of accounting. As of June 30, 1998, the Company has written off its entire investment and no additional investment is planned.

Net interest expense decreased 2 percent during the nine months ended September 30, 1998 as compared to the same period a year earlier despite higher levels of outstanding indebtedness as the Company continued its strategic plan to reduce its cost of borrowing. As previously discussed, the Company replaced its 12.75% Debentures in September 1997 with credit agreement borrowings of a lower rate. During the second quarter of 1998, the Company used the proceeds from the offering of its 8 7/8% Notes to repay all of the then outstanding borrowings under its bank credit agreement and to repurchase $22,960,000 of its 10 3/8% Notes. During the third quarter of 1998, the Company used lower rate bank borrowings to repurchase an additional $9,500,000 of its 10 3/8% Notes. In October, the Company repurchased an additional $46,100,000 of subordinated debt at a discount and replaced it with bank borrowings at a lower rate.

The Company incurred extraordinary losses during the nine months ended September 30, 1998 and 1997 of $4,558,000 and $5,569,000, respectively, related to the early extinguishment of debt. During the second quarter of 1998, the Company repurchased $22,960,000 of its 10 3/8% Notes and repaid all of the then outstanding borrowings under its then outstanding bank credit agreement. During the third quarter, the Company repurchased $9,500,000 of its 10 3/8% Notes. In connection with these repurchases and repayments, the Company incurred an extraordinary loss for the nine months ended September 30, 1998 of $4,558,000 related to the premiums paid on the repurchases and the write-off of related deferred financing costs. During the nine months ended September 30, 1997, the Company purchased $19,405,000 face amount of its 9 3/8% Senior Subordinated Notes due December 1, 2005 and redeemed the entire outstanding $60,000,000 principal amount of its 12.75% Notes at a redemption price of 106.375% of the principal amount thereof. In connection with the redemption of this debt, the Company recognized an extraordinary loss for the nine months ended September 30, 1997, relating to the premium paid and the write-off of a portion of related deferred financing fees, of $5,569,000.

Liquidity and Capital Resources
-------------------------------

On May 11, 1998, the Company completed an offering of $175,000,000 principal amount of its 8 7/8% Notes at a discount, resulting in proceeds to the Company of $174,482,000. The proceeds of this offering were used to repay all of the then outstanding borrowings under the Company's then existing bank credit agreement and to repurchase $22,960,000 of its 10 3/8% Notes at a repurchase price of 105.75%.

On June 10, 1998, the Company entered into a new bank credit agreement (the "Credit Agreement") which, among other things, allows for revolving credit borrowings of $260,000,000 and permits borrowings of up to an additional $240,000,000 on an uncommitted basis. The Credit Agreement can be used to fund future acquisitions of broadcast stations and for general working capital purposes. As of November 4, 1998, the Company had $66,000,000 of borrowings outstanding under the Credit Agreement and the ability to borrow an additional $13,690,000 for acquisitions and working capital purposes, in compliance with the financial covenants thereunder.

On July 15, 1998, the Company completed the disposition of WWMT-TV, the CBS affiliate serving Grand Rapids-Kalamazoo-Battle Creek, Michigan, to Freedom Communications, Inc. ("Freedom") for $150,540,000 in cash. On August 17, 1998, the Company exercised its option to purchase WLAJ-TV, the ABC affiliate serving Lansing, Michigan, for $19,500,000 in cash and simultaneously sold the station to Freedom for $18,950,000 in cash. The Company recognized a pre-tax gain for financial statement reporting purposes on the sale of these stations of $57,776,000. The Company has sufficient net operating loss carryforwards to offset regular federal taxes on the gain. However, the third quarter tax provision includes a cash tax of approximately $2,100,000 consisting of federal alternative minimum taxes and state income taxes related to the gain and a deferred tax of $4,749,000 resulting from the release of a valuation allowance previously recorded against deferred tax assets relating primarily to net operating loss carryforwards.

On July 20, 1998, the Company completed the acquisition of KBWB-TV by acquiring the stock of Pacific FM Incorporated ("Pacific"), the owner of KBWB-TV. The total purchase price for all of the stock of Pacific was $143,750,000. In addition, the Company paid $30,000,000 to the principal shareholders of Pacific for a covenant not to compete in the San Francisco-Oakland-San Jose television market for a period of five years from the closing. The acquisition was financed with the proceeds from the Company's sale of WWMT-TV and with borrowings under the Company's Credit Agreement. In approving the Company's acquisition of KBWB-TV, the Federal Communications Commission (the "FCC") granted the Company a nine-month waiver of its current duopoly rule, enabling the Company to continue to operate KNTV in San Jose, California for nine months after the closing of the acquisition of KBWB-TV. The Company has filed a petition for reconsideration of this ruling, requesting a permanent waiver of the duopoly rule or, alternatively, an interim duopoly waiver conditioned upon the outcome of the FCC's pending television ownership rulemaking proceeding. Chronicle Publishing Company, licensee of KRON-TV, San Francisco, California has filed an opposition to the Company's petition for reconsideration.

In connection with the purchase of KBWB-TV, the WB Network agreed to enter into a ten-year affiliation agreement with the Company instead of another television station in the San Francisco market in return for total consideration of $31,572,000. The Company paid $14,500,000 to the WB Network on September 10, 1998 and will pay the remaining $17,072,000 over a five year period. The Company will amortize the total consideration paid over ten years.

On September 24, 1998, the Company repurchased $9,500,000 of its 10 3/8% Notes at a repurchase price of 101.5%. In October of 1998, the Company repurchased an additional $46,100,000 face amount of its subordinated debt at a discount, replacing it with lower rate borrowings under its Credit Agreement.

Cash flows provided by operating activities were $24,666,000 during the nine months ended September 30, 1998 compared to cash flows provided by operating activities of $12,105,000 during the nine months ended September 30, 1997, an increase of $12,561,000 or 104 percent. The increase was primarily due to lower cash interest expense and an increase in cash as a result of a decrease in net operating assets.

Cash flows used in investing activities were $42,173,000 during the nine months ended September 30, 1998 compared to $177,830,000 during the nine months ended September 30, 1997. The decrease was primarily a result of the sale of WWMT-TV, offset, in part, by payments made in connection with securing the WB Network affiliation agreement relating to KBWB-TV. The Company anticipates that future requirements for capital expenditures will include those incurred during the ordinary course of business, which include costs associated with the implementation of digital television technology.

Cash flows provided by financing activities were $17,848,000 during the nine months ended September 30, 1998 compared to $168,601,000 during the nine months ended September 30, 1997. The decrease resulted primarily from a decrease in net bank borrowings, an increase in payments for financing fees and the issuance of the 12-3/4% Cumulative Exchangeable Preferred Stock during the nine months ended September 30, 1997, offset in part by the issuance of the 8 7/8% Notes and a decrease in the amount of subordinated debt retired during the nine months ended September 30, 1998.

The Company is in the process of evaluating potential Year 2000 issues for both its information technology (IT) and non-IT systems. The Company has completed a preliminary internal review and has identified the systems that need to be updated or replaced. Certain systems, such as each station's IBM AS/400, which process the sales, traffic, accounts receivable and accounts payable, have already been updated. Other systems, such as each station's commercial playback system, which controls the date and time a commercial spot is aired, need to be updated with hardware and software from the unit's vendor. There will be a need to upgrade certain personal computers, voice mail and other IT and non-IT systems.

The Company has retained an independent consulting firm with experience in the broadcasting industry to perform a more thorough evaluation of potential Year 2000 issues which will include an assessment of the Company's vulnerability to Year 2000 problems of third parties with which it has a material relationship. The Company cannot accurately estimate its future costs relating to readying its IT and non-IT systems until this review is completed, which is expected to occur by January 1999. The Company cannot guarantee that its own Year 2000 compliance and any difficulties related thereto or Year 2000 compliance problems of third parties with which it has a material relationship will not have a material adverse effect on the Company's business, results of operations and financial condition. The Company has not yet formulated a contingency plan to address difficulties that may arise from Year 2000 noncompliance of its IT and non-IT systems or those of key third parties.

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



ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         a.  Exhibits
             --------

                27.  Financial Data Schedule

         b.  Reports on Form 8-K
             -------------------

                 1. Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 1, 1998, regarding executing definitive agreements to acquire 49% of the stock of Pacific and entering the new Credit Agreement (Item 5 Disclosure).

                 2. Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 13, 1998, regarding the acquisition of all of the outstanding stock of Pacific, the owner and operator of KBWB-TV (Item 2 Disclosure). Audited and proforma financial statements required by Item 7 were included in the filing.

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



                                   GRANITE BROADCASTING CORPORATION
                                               Registrant


Date    November 16, 1998          /s/       W. DON CORNWELL
                                   --------------------------------------------
                                               (W. Don Cornwell)
                                             Chief Executive Officer


Date    November 16, 1998          /s/       LAWRENCE I. WILLS
                                   --------------------------------------------
                                               (Lawrence I. Wills)
                                        Vice President, Finance and Controller
                                          (Principal Accounting Officer)