Form 10-K
period 1998-12-31
GRANITE BROADCASTING CORP
filed 1999-03-31
CIK 839621

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                               ------------------

For the fiscal year ended December 31, 1998       Commission file number 0-19728
                        GRANITE BROADCASTING CORPORATION
             (Exact name of registrant as specified in its charter)

         DELAWARE                        13-3458782
 (State of Incorporation)   (I.R.S. Employer Identification No.)

                          767 Third Avenue, 34th Floor
                            New York, New York 10017
                                 (212) 826-2530
              (Address, including zip code, and telephone number,
       including area code, of registrant's principal executive offices)
                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

               Common Stock (Nonvoting), $.01 par value per share
 Cumulative Convertible Exchangeable Preferred Stock, $.01 par value per share
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    As of March 22, 1999, 11,735,195 shares of Granite Broadcasting Corporation Common Stock (Nonvoting) and 1,243,156 shares of Granite Broadcasting Corporation Cumulative Convertible Exchangeable Preferred Stock were outstanding. The aggregate market value (based upon the last reported sale price on the Nasdaq National Market on March 22, 1999) of the shares of Common Stock (Nonvoting) held by non-affiliates was approximately $76,151,369. The aggregate market value (based upon the last reported sale price on the OTC Bulletin Board on March 22, 1999) of shares of Cumulative Convertible Exchangeable Preferred Stock held by non-affiliates was approximately $42,759,010. (For purposes of calculating the preceding amounts only, all directors and executive officers of the registrant are assumed to be affiliates.) As of March 22, 1999, 178,500 shares of Granite Broadcasting Corporation Class A Voting Common Stock were outstanding, all of which were held by affiliates.
                         ------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of Item 14 of Part IV are incorporated by reference to: Granite Broadcasting Corporation's Registration Statement No. 33-43770, filed on November 5, 1991; Granite Broadcasting Corporation's Current Report on Form 8-K, filed on June 25, 1993; Granite Broadcasting Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, filed on November 15, 1993; Amendment No. 2 to Granite Broadcasting Corporation's Registration Statement No. 33-71172, filed on December 16, 1993; Granite Broadcasting Corporation's Annual Report on Form 10-K for the year ended December 31, 1994, filed on March 29, 1995; Granite Broadcasting Corporation's Current Report on Form 8-K, filed on July 14, 1995; Granite Broadcasting Corporation's Registration Statement No. 33-94862, filed on July 21, 1995; Amendment No. 2 to Granite Broadcasting Corporation's Registration Statement No. 33-94862, filed on October 6, 1995; Granite Broadcasting Corporation's Annual Report on Form 10-K for the year ended December 31, 1995, filed on March 28, 1996; Granite Broadcasting Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed on August 13, 1996; Granite Broadcasting Corporation's Annual Report on Form 10-K for the year ended December 31, 1996, filed on March 21, 1997; Granite Broadcasting Corporation's Current Report on Form 8-K, filed on October 17, 1997; Granite Broadcasting Corporation's Current Report on Form 8-K, filed on March 2, 1998; Granite Broadcasting Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, filed on May 1, 1998; Granite Broadcasting Corporation's Registration Statement No. 333-56327, filed on June 8, 1998; Granite Broadcasting Corporation's Current Report on Form 8-K, filed on July 1, 1998; and Granite Broadcasting Corporation's Current Report on From 8-K, filed on August 13, 1998.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

    Granite Broadcasting Corporation ("Granite" or the "Company"), a Delaware corporation, is a group broadcasting company founded in 1988 to acquire and manage network-affiliated television stations and other media and communications-related properties. The Company's goal is to identify and acquire properties that management believes have the potential for substantial long-term appreciation and to aggressively manage such properties to improve their operating results. The Company currently owns and operates ten network-affiliated television stations: KNTV(TV), the ABC affiliate serving San Jose, California and the Salinas-Monterey, California television market ("KNTV"); WTVH-TV, the CBS affiliate serving Syracuse, New York ("WTVH"); KSEE-TV, the NBC affiliate serving Fresno-Visalia, California ("KSEE"); WPTA-TV, the ABC affiliate serving Fort Wayne, Indiana ("WPTA"); WEEK-TV, the NBC affiliate serving Peoria-Bloomington, Illinois ("WEEK-TV"); KBJR-TV, the NBC affiliate serving Duluth, Minnesota and Superior, Wisconsin ("KBJR"); KEYE-TV, the CBS affiliate serving Austin, Texas ("KEYE"); WKBW-TV, the ABC affiliate serving Buffalo, New York ("WKBW"); WDWB-TV, the WB Network affiliate serving Detroit, Michigan ("WDWB") and KBWB-TV (formerly known as KOFY-TV), the WB Network affiliate serving San Francisco-Oakland-San Jose, California ("KBWB"). KBJR and WEEK were acquired in separate transactions in October 1988. WPTA was acquired in December 1989, KNTV was acquired in February 1990, WTVH and KSEE were acquired in December 1993, KEYE was acquired in February 1995. WKBW was acquired in June 1995, WDWB was acquired in January 1997 and KBWB was acquired in July 1998. The Company owns each of its television stations through separate wholly owned subsidiaries (collectively, the "subsidiaries"; references herein to the "Company" or to "Granite" include Granite Broadcasting Corporation and its subsidiaries). The Company's long-term objective is to acquire additional television stations and to pursue acquisitions of other media and communications-related properties in the future.

RECENT DEVELOPMENTS

    WWMT AND WLAJ DISPOSITION

    On July 15, 1998, the Company completed the disposition of WWMT-TV, the CBS affiliate serving Grand Rapids-Kalamazoo-Battle Creek, Michigan ("WWMT"), to Freedom Communications, Inc. ("Freedom") for $150,540,000 in cash. On August 17, 1998, the Company exercised its option to purchase WLAJ-TV, the ABC affiliate serving Lansing, Michigan ("WLAJ"), for $19,500,000 in cash and simultaneously sold the station to Freedom for $18,950,000 in cash. In connection with the sale of WWMT and WLAJ, the Company recognized a pre-tax gain for financial statement purposes of $57,776,000.

    KBWB ACQUISITION

    On July 20, 1998, the Company completed the acquisition of KBWB by acquiring the stock of Pacific FM Incorporated ("Pacific"), the owner of KBWB. The total purchase price for all of the stock of Pacific was $143,150,000. In addition, the Company paid $30,000,000 to the principal shareholders of Pacific for a covenant not to compete in the San Francisco-Oakland-San Jose television market for a period of five years from the closing. The acquisition was financed with the proceeds from the Company's sale of WWMT and with borrowings under the Company's bank credit agreement. In approving the Company's acquisition of KBWB, the Federal Communications Commission (the "FCC") granted the Company a nine-month waiver of its current duopoly rule, enabling the Company to continue to operate KNTV in San Jose, California for nine months after the closing of the acquisition of KBWB. The Company has filed a petition for reconsideration of this ruling, requesting a permanent waiver of the duopoly rule or, alternatively, an interim duopoly waiver conditioned upon the outcome of the FCC's pending television ownership rulemaking proceeding. Chronicle Publishing Company, licensee of KRON-TV, San Francisco, California, has filed an opposition to the Company's petition for reconsideration. The Company also has filed a request to extend its nine month temporary waiver of the duopoly rule which expires on April 20, 1999 until nine months after the effective date of any FCC order in the pending television ownership rulemaking proceeding. Chronicle has filed an opposition to the Company's extension request.

    In connection with the purchase of KBWB, the WB Network agreed to enter into a ten-year affiliation agreement with the Company, instead of with another television station in the San Francisco market, in return for total consideration of $31,572,000. The Company paid $14,847,000 to the WB Network during 1998 and will pay the remaining $16,725,000 over a five year period. The remaining payment is shown at its net present value on the Company's balance sheet.

    POTENTIAL SALE OF KEYE

    The Company is currently evaluating proposals for the sale of KEYE. Proceeds from the sale of the station would be used to reduce the Company's indebtedness, thereby providing the Company with additional flexibility to improve its capital structure and lower its cost of capital.

    OTHER DEVELOPMENTS

    In April 1996, the Company joined Datacast LLC, a company formed to establish and operate a national data center and network for the broadcast of digital data though television station broadcast signals. The other equity investors in Datacast LLC include Chris-Craft Industries, Inc., Lin Television Corporation and Schurtz Communications Inc. The Company invested $3,500,000 in Datacast LLC, all of which was written-off as of June 30, 1998 as the Company recognized its pro rata share of Datacast LLC's losses. The investors in Datacast LLC have discontinued funding the venture and have agreed to its wind down. In the first quarter of 1999, the Company incurred a charge of approximately $133,000, representing its pro rata portion of costs to wind down the operations of Datacast LLC.

COMPANY AND INDUSTRY OVERVIEW

    The following table sets fourth general information for each of the Company's television stations:

                                                                                                      OTHER
                                                                                                   COMMERCIAL      EXPIRATION
                                MARKET         DATE OF     CHANNEL/      NETWORK      MARKET        STATIONS        DATE OF
SECTION                          AREA        ACQUISITION   FREQUENCY   AFFILIATION    RANK(1)        IN DMA       FCC LICENSE
-------------------------  ----------------  -----------  -----------  -----------  -----------  ---------------  ------------

KBWB-TV..................  San Francisco-
                           Oakland-
                           San Jose, CA        07/20/98       20/UHF           WB            5             14(2)     12/01/06

WDWB-TV..................  Detroit, MI         01/31/97       20/UHF           WB            9              8        10/01/05

WKBW-TV..................  Buffalo, NY         06/29/95        7/VHF          ABC           42              5        06/01/99

KNTV(TV).................  San Jose,
                           Salinas-
                           Monterey, CA        02/05/90       11/VHF          ABC           49              5(3)     12/01/06

KSEE-TV..................  Fresno-
                           Visalia, CA         12/23/93       24/UHF          NBC           55             10(4)     12/01/06

KEYE-TV..................  Austin, TX          02/01/95(5)     42/UHF         CBS           60              5        08/01/06

WTVH-TV..................  Syracuse, NY        12/23/93        5/VHF          CBS           74              4        06/01/99

                                                                                                      OTHER
                                                                                                   COMMERCIAL      EXPIRATION
                                MARKET         DATE OF     CHANNEL/      NETWORK      MARKET        STATIONS        DATE OF
SECTION                          AREA        ACQUISITION   FREQUENCY   AFFILIATION    RANK(1)        IN DMA       FCC LICENSE
-------------------------  ----------------  -----------  -----------  -----------  -----------  ---------------  ------------
WPTA-TV..................  Fort Wayne, IN      12/11/89       21/UHF          ABC          103              3        08/01/05

WEEK-TV..................  Peoria-
                           Bloomington, IL     10/31/88       25/UHF          NBC          110              4        12/01/05

KBJR-TV..................  Duluth, MN-
                           Superior, WI        10/31/88        6/VHF          NBC          135              2        12/01/05

------------------------

1 "Market rank" refers to the size of the television market or Designated Market Area ("DMA") as defined by the A.C. Nielsen Company ("Nielsen"), except for San Jose. KNTV, whose DMA is the Salinas-Monterey television market, primarily serves San Jose and Santa Clara County (which are part of the San Francisco-Oakland-San Jose DMA). If Santa Clara County were a separate DMA, it would rank as the 49th largest DMA in the United States. All market rank data is derived from the Nielsen Station Index for November 1998.

2 Includes KDTV, San Francisco and KSTS, San Jose, both of which broadcast entirely in Spanish.

3 Includes KSMS, Salinas-Monterey and KCU, Salinas, both of which broadcast entirely in Spanish.

4 Includes KFTV, Hanford-Fresno and KMSG, Sanger-Fresno, both of which broadcast entirely in Spanish.

5 The Company is currently evaluating proposals for the sale of KEYE. See "Recent Developments-- Potential Sale of KEYE."

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

                          GROSS REVENUES, BY CATEGORY,
                           FOR THE COMPANY'S STATIONS
                             (DOLLARS IN THOUSANDS)

                                                                  YEARS ENDED DECEMBER 31,
                                --------------------------------------------------------------------------------------------
                                      1994               1995               1996               1997               1998
                                ----------------   ----------------   ----------------   ----------------   ----------------
                                 AMOUNT     %       AMOUNT     %       AMOUNT     %       AMOUNT     %       AMOUNT     %
                                --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
Local/Regional (1)............  $38,802     50.9%  $ 60,969    51.0%  $ 73,491    47.5%  $ 87,412    48.3%  $ 89,144    46.0%
National (2)..................   28,548     37.5     48,995    41.0     61,945    40.0     78,833    43.5     76,446    39.4
Network Compensation (3)......    2,244      2.9      4,154     3.5      7,289     4.7      7,859     4.3      6,715     3.5
Political (4).................    4,060      5.3      1,498     1.3      7,265     4.7      1,036     0.6     15,752     8.1
Other Revenue (5).............    2,559      3.4      3,849     3.2      4,851     9.1      5,943     3.3      5,877     3.0
                                --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
Total.........................  $76,213    100.0%  $119,465   100.0%  $154,841   100.0%  $181,083   100.0%  $193,934   100.0%
                                --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
                                --------  ------   --------  ------   --------  ------   --------  ------   --------  ------

------------------------

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

    Automobile advertising constitutes the Company's single largest source of gross revenues, accounting for approximately 17% of the Company's total gross revenues in 1998. Gross revenues from restaurants and entertainment-related businesses accounted for approximately 12% of the Company's total gross revenues in 1998. Each other category of advertising revenue represents less than 5% of the Company's total gross revenues.

    The following is a description of each Company's television stations:

    KBWB: SAN FRANCISCO-OAKLAND-SAN JOSE, CALIFORNIA

    KBWB began operations in 1968 and commenced operating as a WB Network affiliate in 1995.

    The San Francisco-Oakland-San Jose economy is centered around apparel, banking and finance, bioscience, engineering and architecture, film and TV production, health care, high technology, manufacturing, multimedia, telecommunications, tourism and wineries. The average household income in the DMA was $52,739, according to estimates provided in the BIA Investing in Television 1998 Market Report (the "BIA Report"). Leading employers in the area include Safeway Supermarkets, Hewlett-Packard, Seagate Technology, The Gap, Intel, Chevron, Oracle, Kaiser-Permanente and Levi-Strauss. The San Francisco-Oakland-San Jose DMA is also the home of several universities, including the University of California Berkeley, San Francisco State University, San Jose State University, Stanford University, California State University-Hayward, Santa Clara University and the University of San Francisco, with enrollment estimated at 122,000.

    WDWB: DETROIT, MICHIGAN

    WDWB began operating in 1962 and commenced operating as a WB Network affiliate in 1995.

    Detroit is the 9th largest DMA in the United States with a total of 1,847,000 television households and a population of 4,982,000 according to Nielsen. Detroit's economy is based on manufacturing, retail and health services. The largest employers are General Motors, Ford Motor Company, Daimler-Chrysler,

Detroit Medical Center, Henry Ford Health System and Blue Cross Blue Shield of Michigan. The average household income in the DMA is $46,235 according to estimates provided in the BIA Report.

    WKBW: BUFFALO, NEW YORK

    WKBW began operations in 1958 and is affiliated with ABC.

    The Buffalo economy is centered around manufacturing, government, health services and financial services. The average household income in the DMA was $35,307, according to estimates provided in the BIA Report. Leading employers in the area include General Motors, Ford Motor Company, American Axle and Manufacturing, M&T Bank, Fleet Bank, Roswell Park Cancer Institute, Buffalo General Hospital, NYNEX, Tops Markets and DuPont.

    KNTV: SAN JOSE, CALIFORNIA

    KNTV began operations in 1955 and is affiliated with ABC.

    KNTV is the only network-affiliated station and only VHF station licensed to serve San Jose, California, the largest city in Northern California and the eleventh largest city in the United States. Its VHF signal is broadcast on Channel 11 and covers all of Santa Clara County, which includes an area that has come to be known as "Silicon Valley." Although the Nielsen rating service designates KNTV as the ABC affiliate for the Salinas-Monterey market (which is southwest of and adjacent to San Jose), according to the November 1998 Nielsen Monterey/Salinas Viewers In Profile Report more than 72% of the station's audience resides in Santa Clara County. If Santa Clara County were a separate DMA with its estimated 566,830 television households, it would rank as the 49th largest DMA in the United States.

    Santa Clara County has a diverse and affluent economy. The average effective buying income by household was $64,014, according to the 1998 Demographics USA Report. The area is home to over 2,800 technological companies as well as numerous institutions and companies of national reputation. Prominent corporations located in Santa Clara County include Hewlett-Packard, Lockheed/Martin, IBM, Apple, Intel, Sun Microsystems, Amdahl, Tandem Computers, National Semiconductor, Syntex, Conner Peripherals, Varian Associates and Chips & Technologies. Santa Clara County is also the home of several universities including Stanford University, San Jose State University and Santa Clara University with enrollments aggregating approximately 51,000 students.

    KSEE: FRESNO-VISALIA, CALIFORNIA

    KSEE began operations in 1953 and is affiliated with NBC.

    Fresno and the San Joaquin Valley is one of the most productive agricultural areas in the world with over 6,000 square miles planted with more than 250 different crops. Although farming continues to be the single most important part of the Fresno area economy, the area now attracts a variety of service-based industries and manufacturing and industrial operations. No single employer or industry dominates the local economy. The average income by household in the DMA was $33,737, according to estimates provided in the BIA Report. The Fresno-Visalia DMA is also the home of several universities, including Fresno State University, with enrollment estimated at 40,000.

    KEYE: AUSTIN, TEXAS

    KEYE began operations in 1983. The station, formerly a Fox affiliate, became a CBS affiliate on July 2, 1995.

    The Austin economy benefits from having large private sector employers such as IBM, Motorola, HEB Stores, Advanced Micro Devices, Abbott Laboratories, Texas Instruments, Dell Computers, 3M Corporation, Applied Materials and SEMATECH. Approximately 825 high tech firms employ nearly

85,000 people in the area. This fact, plus the terrain of the region's Hill Country, has resulted in the Austin area being nicknamed "Silicon Hills." Since Austin, the nation's 27th largest city, is the state capital, as well as home to the University of Texas, it also provides a substantial amount of public sector employment opportunities. The average income per household in the DMA was $43,228, according to estimates provided in the BIA Report. In addition to the University of Texas, Southwestern University, Saint Edwards University and Southwest Texas State University are located in the DMA. Total university enrollment in the DMA is approximately 100,000 students.

    WTVH: SYRACUSE, NEW YORK

    WTVH began operations in 1948 and is affiliated with CBS.

    The Syracuse economy is centered on manufacturing, education and government. The average income by household in the DMA was $36,386, according to estimates provided in the BIA Report. Prominent corporations located in the area include Carrier Corporation, New Venture Gear, Bristol-Myers Squibb, Crouse-Hinds, Nestle Foods and Lockheed/Martin. The Syracuse DMA is also the home of several universities, including Syracuse University, Cornell University and Colgate University, with enrollments aggregating over 50,000 students.

    WPTA: FORT WAYNE, INDIANA

    WPTA began operations in 1957 and is affiliated with ABC.

    The Fort Wayne economy is centered on manufacturing, government, insurance, financial services and education. The average income by household in the DMA was $40,963, according to estimates provided in the BIA Report. Prominent corporations located in the area include Magnavox, Lincoln National Life Insurance, General Electric, General Motors, North American Van Lines, GTE, Dana, Phelps Dodge, ITT, and Tokheim. Fort Wayne is also the home of several universities, including the joint campus of Indiana University and Purdue University at Fort Wayne, with enrollments aggregating over 11,000 students.

    WEEK-TV AND WEEK-FM: PEORIA-BLOOMINGTON, ILLINOIS

    WEEK began operations in 1953 and is affiliated with NBC. WEEK-FM, acquired in January 1997, is run in combination with WEEK-TV.

    The Peoria economy is centered on agriculture and heavy equipment manufacturing but has achieved diversification with the growth of service-based industries such as conventions, healthcare and higher technology manufacturing. Prominent corporations located in Peoria include Caterpillar, Bemis, Central Illinois Light Company. Commonwealth Edison Company, Komatsu-Dresser Industries, IBM, Trans-Technology Electronics and Keystone Steel & Wire. In addition, the United States Department of Agriculture's second largest research facility is located in Peoria, and the area has become a major regional healthcare center. The economy of Bloomington, on the other hand, is focused on insurance, education, agriculture and manufacturing. Prominent corporations located in Bloomington include State Farm Insurance Company, Country Companies Insurance Company and Diamond-Star Motors Corporation (a subsidiary of Mitsubishi). The average income by household in the DMA was $42,824, according to estimates provided in the BIA Report. The Peoria-Bloomington area is also the home of numerous institutions of higher education including Bradley University, Illinois Central College, Illinois Wesleyan University, Illinois State University, Eureka College and the University of Illinois College of Medicine, with enrollments aggregating over 38,000 students.

    KBJR: DULUTH, MINNESOTA AND SUPERIOR, WISCONSIN

    KBJR began operations in 1954 and is affiliated with NBC.

    The area's primary industries mining, fishing, food products, paper, medical, shipping, tourism and timber. The average income by household in the DMA was $31,453, according to estimates provided in the BIA Report. Duluth is one of the major ports in the United States out of which iron ore, coal, limestone, cement, grain, paper and chemicals are shipped. Prominent corporations located in the area include Northwest Airlines, Minnesota Power, U.S. West, Mesabi & Iron Range Railway Co., Walmart, Jeno Paulucci International, Lake Superior Industries, Potlatch Corporation, Boise Cascade, Burlington Northern Railway, Target (Dayton-Hudson Corporation), ConAgra, International Multifoods, Peavey, Cargill, U.S. Steel, Cleveland-Cliffs Corporation, NorWest, Shopko, Cub Foods and Advanstar. The Duluth-Superior area is also the home of numerous educational institutions such as the University of Minnesota-Duluth, the University of Wisconsin-Superior and the College of St. Scholastica, with enrollments aggregating over 12,000 students.

    NETWORK AFFILIATION

    Whether or not a station is affiliated with one of the major networks, NBC, ABC, CBS, Fox (the "Traditional Networks") or the Warner Brothers Network (the "WB Network") or United Paramount Networks ("UPN" and collectively with the WB Network and the Traditional Networks, the "Networks"), has a significant impact on the composition of the station's revenues, expenses and operations. A typical Traditional Network affiliate receives the significant portion of its programming each day from the Network. This programming, along with cash payments, is provided to the affiliate by the Traditional Network in exchange for a substantial majority of the advertising inventory during Network programs. The Traditional Network then sells this advertising time and retains the revenues so generated. A typical WB Network or UPN affiliate receives prime time programming from the Network pursuant to arrangements agreed upon by the affiliate and the Network.

    In contrast, a fully independent station purchases or produces all of the programming that it broadcasts, resulting in generally higher programming costs, although the independent station is, in theory, able to retain its entire inventory of advertising and all of the revenue obtained therefrom. However, barter and cash-plus-barter arrangements are becoming increasingly popular. Under such arrangements, a national program distributor typically retains up to 50% of the available advertising time for programming it supplies, in exchange for reduced fees for such programming.

    Each of the Company's stations other than WDWB is affiliated with a Network pursuant to an affiliation agreement. KSEE, WEEK and KBJR are affiliated with NBC; KNTV, WPTA and WKBW are affiliated with ABC; KEYE and WTVH are affiliated with CBS; and KBWB is affiliated with the WB Network. WDWB has an affiliation arrangement with the WB Network.

    In substance, each Traditional Network affiliation agreement provides the Company's station with the right to broadcast all programs transmitted by the Network with which it is affiliated. In exchange, the Network has the right to sell a substantial majority of the advertising time during such broadcast. In addition, for every hour that the station elects to broadcast Traditional Network programming, the Network pays the station a fee, specified in each affiliation agreement, which varies with the time of day. Typically, the "prime-time" programming (Monday through Saturday 8-11 p.m. and Sunday 7-11 p.m. Eastern Time) generates the highest hourly rates. Rates are subject to increase or decrease by the Network during the term of each affiliation agreement, with provisions for advance notice to, and right of termination by, the station in the event of a reduction in rates.

    Under each WB Network affiliation arrangement, the Company's station receives "prime-time" programming from the WB Network. KBWB pays an affiliation fee for the programming it receives pursuant to its affiliation agreement.

    The Network affiliation agreements provide for contract terms of ten years (other than the NBC agreements for which the terms are seven years). Under each of the Company's affiliation agreements, the Networks may, under certain circumstances, terminate the agreement upon advance written notice. The

Company's Network affiliation arrangement with WDWB is terminable by either party at will. The Company and the WB Network are currently negotiating an affiliation agreement for WDWB, which will provide the terms under which WDWB will receive future WB Network programming. Under the Company's ownership, none of its stations has received a termination notice from its respective Network.

    COMPETITION

    The financial success of the Company's television and radio stations is dependent on audience ratings and revenues from advertisers within each station's geographic market. The Company's stations compete for revenues with other television stations in their respective markets, as well as with other advertising media, such as newspapers, radio, magazines, outdoor advertising, transit advertising, yellow page directories, the Internet, direct mail and local cable systems. Some competitors are part of larger companies with substantially greater financial resources than the Company.

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

    Conventional commercial television broadcasters also face competition from other programming, entertainment and video distribution systems, the most common of which is cable television. These other programming, entertainment and video distribution systems can increase competition for a broadcasting station by bringing into its market distant broadcasting signals not otherwise available to the station's audience and also by serving as distribution systems for non-broadcast programming. Programming is now being distributed to cable television systems by both terrestrial microwave systems and by satellite. Other sources of competition include home entertainment systems (including video cassette recorders and playback systems, video discs and television game devices), the Internet, multi-point distribution systems, multichannel multi-point distribution systems, video programming services available through the Internet and other video delivery systems. The Company's television stations also face competition from direct broadcast satellite services which transmit programming directly to homes equipped with special receiving antennas and from video signals delivered over telephone lines. Satellites may be used not only to distribute non-broadcast programming and distant broadcasting signals but also to deliver certain local broadcast programming which otherwise may not be available to a station's audience.

    The broadcasting industry is continuously faced with technological change and innovation, which could possibly have a material adverse effect on the Company's operations and results. Video compression techniques, now in use with direct broadcast satellites and in development for cable, are expected to permit greater numbers of channels to be carried within existing bandwidth. These compression techniques, as well as other technological developments, are applicable to all video delivery systems, including over-the-air broadcasting, and have the potential to provide vastly expanded programming to highly targeted audiences. Reduction in the cost of creating additional channel capacity could lower entry barriers for new channels and encourage the development of increasingly specialized niche programming. This ability to reach very narrowly defined audiences may alter the competitive dynamics for advertising expenditures. The Company is unable to predict the effect that technological changes will have on the Company. Commercial television broadcasting may face future competition from interactive video and data services that provide two-way interaction with commercial video programming, along with information and data services that may be delivered by commercial television stations, cable television, direct broadcast satellites, multi-point distribution systems, multichannel multi-point distribution systems or other video delivery systems. In addition, recent actions by the FCC, Congress and the courts all presage significant future involvement in the provision of video services by Congress and the courts all presage significant future involvement in the provision of video services by telephone companies. The Telecommunications Act of 1996 lifts the prohibition on the provision of cable television services by telephone companies in their own telephone area subject to regulatory safeguards and permits telephone companies to own cable systems under certain circumstances. It is not possible to predict the impact on the Company's television stations of any future relaxation or elimination of the existing limitations on the ownership of cable systems by telephone companies. The elimination or further relaxation of the restriction, however, could increase the competition the Company's television stations face from other distributors of video programming.

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

    The Communications Act prohibits the assignment of a license or the transfer of control of a license without prior approval of the FCC. In addition, foreign governments, representatives of foreign governments, non-citizens, representatives of non-citizens, and corporations or partnerships organized under the laws of a foreign nation are barred from holding broadcast licenses. Non-citizens, however, may own up to 20% of the capital stock of a license and up to 25% of the capital stock of a United States corporation that, in turn, owns a controlling interest in a license. A broadcast license may not be granted to or held by any corporation that is controlled, directly or indirectly, by any other corporation of which more than one-fourth of the capital stock is owned or voted by non-citizens or their representatives, by foreign governments or their representatives, or by non-U.S. corporations, if the FCC finds that the public interest will be served by the refusal or revocation of such license. Under the Telecommunications Act of 1996, non-citizens may serve as officers and directors of a broadcast licensee and any corporation controlling, directly or indirectly, such licensee. The Company is restricted by the Communications Act from having more than one-fourth of its capital stock owned by non-citizens, foreign governments or foreign corporations, but not from having an officer or director who is a non-citizen.

    Television broadcasting licenses are generally granted and renewed for a period of eight years, but may be renewed for a shorter period upon a finding by the FCC that the "public interest, convenience and necessity" would be served thereby. At the time application is made for renewal of a television license, parties in interest as well as members of the public may apprise the FCC of the service the station has provided during the preceding license term and urge the grant or denial of the application. Under the Telecommunications Act of 1996 as implemented in the FCC's rules, a competing application for authority to operate a station and replace the incumbent licensee may not be filed against a renewal application and considered by the FCC in deciding whether to grant a renewal application. The statute modified the license renewal process to provide for the grant of a renewal application upon a finding by the FCC that the licensee (1) has served the public interest, convenience, and necessity; (2) has committed no serious violations of the Communications Act or the FCC's rules; and (3) has committed no other violations of the Communications Act or the FCC's rules which would constitute a pattern of abuse. If the FCC cannot make such a finding, it may deny a renewal application, and only then may the FCC accept other applications to operate the station of the former licensee. In the vast majority of cases, broadcast licenses are renewed by the FCC even when petitions to deny are filed against broadcast license renewal applications. All of the Company's existing licenses that have come up for renewal have been renewed and are in effect. Presently pending before the FCC are applications to renew the licenses of WTVH and WKBW. The remaining licenses are subject to renewal at various times during 2005 and 2006. Although there can be no assurance that the Company's licenses will be renewed, the Company is not aware of any facts or circumstances that would prevent the Company from having its licenses renewed.

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

    Pursuant to the Balanced Budget Act of 1997, the FCC has adopted competitive bidding procedures to select among mutually exclusive applications for licenses for new commercial broadcast stations and major modifications to existing broadcast facilities.

    The Satellite Home Viewer Act ("SHVA") protects television broadcasters' rights to control the distribution of their network and non-network programming, while simultaneously permitting satellite carriers to provide network broadcast programming to "unserved" satellite subscribers (i.e., those viewers who are unable to receive over-the-air broadcast network programming of at least Grade B signal intensity). The FCC recently completed an examination of its rules implementing the SHVA. While retaining the use of the Grade B signal intensity standard for defining an "unserved" satellite subscriber, the FCC recently revised the method for measuring the presence of a Grade B intensity signal at an individual household to aid in predicting whether a specific household is "unserved." The FCC's action is the subject of reconsideration petitions. The Company cannot predict the outcome of the appeals of this FCC decision.

    A Miami federal district court recently enforced broadcasters' copyright rights under the SHVA by issuing two nationwide injunctions which required satellite carriers to terminate network television service to as many as one million satellite subscribers by February 28, 1999 and to more than one million additional satellite subscribers by April 30, 1999. In March of 1999, DirecTV, Inc. and the four major broadcast networks and their affiliates agreed to settle in the pending lawsuit. Under the settlement agreement, current DirecTV subscribers who are predicted to receive a signal of Grade A intensity will lose receipt of CBS, Fox, ABC and NBC signals on June 30, 1999. Current DirecTV subscribers who are predicted to receive a signal of Grade B intensity will lose ABC, CBS, Fox and NBC signals on December 31, 1999.

    THE CABLE TELEVISION CONSUMER PROTECTION AND COMPETITION ACT

    The Cable Television Consumer Protection and Competition Act of 1992 (the "Cable Act") and the FCC's implementing regulations give television stations the right to control the use of their signals on cable television systems. Under the Cable Act, at three year intervals beginning in June 1993, each television station is required to elect whether it wants to avail itself of must-carry rights or, alternatively, to grant retransmission consent. If a television station elects to exercise its authority to grant retransmission consent, cable systems are required to obtain the consent of that television station for the use of its signal and could be required to pay the television station for such use. The Cable Act further requires mandatory cable carriage of all qualified local television stations electing their must-carry rights or not exercising their retransmission rights. Under the FCC's rules, television stations are required to make their election between must-carry and retransmission consent status by October 1, 1999, for the period from January 1, 2000 through December 31, 2002. Television stations that fail to make an election by the specified deadline are deemed to have elected must-carry status for the relevant three year period. For the three year period ending December 31, 1999, each of the Company's stations has either elected its must-carry rights or entered into retransmission consent agreements with substantially all cable systems in its DMA.

    DIGITAL TELEVISION SERVICE

    The FCC has adopted rules authorizing DTV service and intends to adopt other rules to implement the new service. In 1996, the FCC adopted a transmission standard for DTV which is consistent with a consensus agreement voluntarily developed by a broad cross-section of parties, including the broadcasting, equipment manufacturing and computer industries. This digital standard should improve the quality of both the audio and video signals of television stations. The FCC has "set aside" channels within the existing television spectrum for DTV and limited initial DTV eligibility to existing television stations and certain applicants for new television stations ("Existing Broadcasters"). The FCC has adopted a DTV table of allotments as well as service and licensing rules to implement the service. The DTV allotment table provides a channel for DTV operations for each Existing Broadcaster and is intended to enable Existing Broadcasters to replicate their existing service areas. The affiliates of CBS, NBC, ABC and Fox in the ten largest U.S. television markets are required to initiate commercial DTV service with a digital signal by May 1, 1999. Affiliates of these networks located in the 11th through the 30th largest U.S. television markets must begin DTV operation by November 1, 1999. All other commercial stations are required to begin DTV broadcasts by May 1, 2002. All of the company-owned stations must meet the May 1, 2002 construction deadline. By 2006, broadcasters will have to convert to DTV service, terminate their existing analog service and surrender their present analog channel to the FCC. The FCC has begun issuing construction permits for DTV operations to broadcast licensees. Three of the Company's stations. WDWB, KBWB and KNTV, have filed applications requesting FCC authorization to begin construction of DTV facilities.

    Due to additional equipment requirements, implementation of DTV service will impose substantial additional costs on television stations. It is also possible that advances in technology may permit Existing Broadcasters to enhance the picture quality of existing systems without the need to implement DTV service in a high definition format. The Company does not know the effect the authorization of DTV service will have on the Company's business or capital expenditure requirements.

    The FCC has adopted rules that will require the Company to pay a fee of 5% of the gross revenues received from any ancillary or supplemental uses of the DTV spectrum for which the Company charges subscription fees or other specified compensation. No fees will be due for commercial advertising revenues received from free over-the-air broadcasting services. The FCC also has initiated a rulemaking proceeding to examine: (1) whether, and to what extent, cable "must carry" obligations should be applied to DTV signals; and (2) various DTV tower siting issues. The Commission has announced that it may also initiate a rulemaking proceeding to examine whether additional public interest obligations should be imposed on DTV licenses.

PROPOSED LEGISLATION AND REGULATIONS

    The FCC currently has under consideration and the Congress and the FCC may in the future consider and adopt new or modify existing laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect the operation, ownership, and profitability of the Company's broadcast properties, result in the loss of audience share and advertising revenues for the Company's stations, and affect the ability of the Company to acquire additional stations or finance such acquisitions. Such matters include: (i) spectrum use or other fees on FCC licensees; (ii) the FCC's equal employment opportunity rules and other matters relating to minority and female involvement in the broadcasting industry; (iii) rules relating to political broadcasting and advertising; (iv) technical and frequency allocation matters; (v) changes in the FCC's cross-interest, multiple ownership and cross-ownership rules and policies;
(vi) changes to broadcast technical requirements; (vii) changes to the standards governing the evaluation and regulation of television programming directed towards children, and violent and indecent programming; (viii) restrictions on the advertisement of certain alcoholic products; (ix) an examination of whether the cable must-carry requirements mandates carriage of both analog and digital television signals; and (x) an examination of legislation and FCC rules governing the ability of viewers to receive local and distant television network programming directly via satellite. The Company cannot predict whether such changes will be adopted or, if adopted, the effect that such changes would have on the business of the Company.

    As an example of the above proposed changes, the FCC has initiated rulemaking proceedings to solicit comments on its multiple ownership, attribution and minority ownership rules. More particularly, the FCC has initiated proceedings requesting comment on: (i) modifying the television "duopoly" rule by narrowing the geographic area where common ownership restrictions would be triggered by limiting it to overlapping "Grade A" contours rather than "Grade B" contours and by permitting (or granting waivers or exceptions for) certain UHF or UHF/VHF station combinations; (ii) relaxing the rules prohibiting cross-ownership of radio and television stations in the same market to allow certain combinations where there remain alternative outlets and suppliers to ensure diversity; (iii) treating television LMAs the same as radio LMAs, which would currently preclude certain television LMAs where the programmer owns or has an attributable interest in another television station in the same market; (iv) establishing a grandfathering policy for certain television LMAs in the event the FCC decides to treat interests in such LMAs as attributable; and (v) treating a company's interest in a joint sales agreement for a television station as an attributable interest for purposes of the FCC's ownership rules. The FCC also has a rulemaking proceeding pending where it seeks comment on whether it should relax attribution and other rules to facilitate greater minority and female ownership. This proceeding currently is being held in abeyance due to uncertainty created by a 1995 Supreme Court decision which narrowed the legal basis for affirmative action programs. The Telecommunications Act of 1996 requires the FCC to review the broadcast ownership rules every two years and to repeal or modify any rules that are determined to no longer be in the public interest. As a result of this mandate, the FCC has an inquiry pending to review all of its broadcast ownership rules. The Company cannot predict the outcome of the FCC's rulemaking proceedings or how certain FCC changes in its multiple and cross-ownership rules, made in accordance with the Telecommunications Act of 1996, will affect the Company's business. Relaxation of the television duopoly rule to permit, for example, the common ownership of certain UHF or UHF/VHF stations with overlapping "Grade A and B contours" may enable the Company to own jointly stations KBWB and KNTV.

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

    There are bills that have been introduced in the House and Senate to modify the SHVA. These bills provide for various modifications in the SHVA, including the establishment of circumstances under which satellite subscribers can continue to receive distant network programming, the extent to which direct broadcast satellite operators may provide distant network programming to customers, and requirements for DBS operators to provide local broadcast signals to their subscribers. At this time, the Company cannot predict whether any of these bills will be adopted or, if adopted, the effect that such changes would have on the business of the Company.

    SEASONALITY

    The Company's operating revenues are generally lower in the first calendar quarter and generally higher in the fourth calendar quarter than in the other two quarters, due in part to increases in retail advertising in the fall months in preparation for the holiday season, and in election years due to increased political advertising.

    EMPLOYEES

    The Company and its subsidiaries currently employ approximately 1,050 persons, of whom approximately 278 are represented by three unions pursuant to contracts expiring in 1999, 2000, 2001 and 2002 (and one of which is currently expired but which the Company is currently renegotiating) at the Company's stations. The Company believes its relations with its employees are good.

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

    The following table contains certain information describing the general character of the Company's properties:

                                METROPOLITAN                       OWNED OR                      EXPIRATION
 STATION                        AREA AND USE                        LEASED     APPROXIMATE SIZE   OF LEASE
----------  ----------------------------------------------------  -----------  ----------------  -----------
   KNTV     San Jose, California
              Office and Studio                                        Owned    26,469 sq. feet           --
              Tower Site                                              Leased     2,080 sq. feet      9/30/02
              Low Power Transmission Site                             Leased       100 sq. feet       1/1/01(1)
   WTVH     Syracuse, New York
              Office and Studio                                        Owned    41,500 sq. feet           --
            Onondaga, New York
              Tower Site                                               Owned     2,300 sq. feet           --
   KSEE     Fresno, Californa
              Office and Studio                                        Owned    32,000 sq. feet           --
            Bear Mountain, Fresno County, California
              Tower Site                                              Leased     9,300 sq. feet      3/22/34
   WPTA     Fort Wayne, Indiana
              Office, Studio and Tower Site                            Owned    18,240 sq. feet           --
   WEEK     Peoria, Illinois
              Office, Studio and Tower Site                            Owned    20,000 sq. feet           --
            Bloomington, Illinois
              Studio and Sales Office                                 Leased       617 sq. feet             (2)
   KBJR     Duluth, Minnesota, Superior, Wisconsin
              Office and Studio                                        Owned    20,000 sq. feet           --
              Tower Site                                               Owned     3,125 sq. feet           --
   KEYE     Austin, Texas
              Office and Studio                                        Owned    14,000 sq. feet           --
              Tower Site                                              Leased     1,600 sq. feet      5/30/03
   KBWB     San Francisco, California
              Office and Studio                                       Leased    25,777 sq. feet      8/31/02
              Tower Site                                              Leased     2,750 sq. feet      2/28/05
   WKBW     Buffalo, New York
              Office and Studio                                        Owned    32,000 sq. feet           --
            Colden, New York
              Tower Site                                               Owned     3,406 sq. feet           --
   WDWB     Southfield, Michigan
              Office                                                  Leased     8,850 sq. feet      5/31/99
            Southfield, Michigan
              Studio and Tower Site                                   Leased(3)  30,000 sq. feet     9/30/06

------------------------

(1) Assuming exercise of all of the Company's renewal options under such lease.

(2) This lease is in effect on a month-to-month basis.

(3) The Company owns a 3,400 square foot building on the property.

ITEM 3. LEGAL PROCEEDINGS

    Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On April 28, 1998, the holders of all of the Company's Voting Common Stock, par value $.01 per share, adopted resolutions by written consent in lieu of a special meeting amending the Granite Broadcasting Corporation Management Stock Plan (a copy of the Management Stock Plan was filed as exhibit 10.15 to the Company's Registration Statement No. 333-56327 filed with the Securities and Exchange Commission on June 8, 1998).

    On May 11, 1998, the holders of all of the Company's Voting Common Stock adopted resolutions by written consent in lieu of a special meeting amending the Company's bylaws (a copy of the amendment to the bylaws is filed as exhibit 3.4 hereto).

    On May 11, 1998, the holders of all of the Company's Voting Common Stock adopted resolutions by written consent in lieu of an annual meeting appointing Ernst & Young LLP as independent auditors of the Company and electing W. Don Cornwell, Stuart J. Beck, James L. Greenwald, Martin F. Beck, Edward Dugger III, Thomas R. Settle, Charles J. Hamilton, Jr., Mikael Salovaara, Robert E. Selwyn, Jr. and Vickee Jordan Adams as directors of the Company.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock (Nonvoting) is traded over-the-counter on the Nasdaq National Market under the symbol GBTVK. As of March 22, 1999, the approximate number of record holders of Common Stock (Nonvoting) was 158.

    The range of high and low prices for the Common Stock (Nonvoting) for each full quarterly period during 1997 and 1998 is set forth in Note 15 to the Consolidated Financial Statement in Item 8 hereof. At March 22, 1999, the closing price of the Common Stock (Nonvoting) was $7.00 per share.

    The Company's publicly traded Cumulative Convertible Exchangeable Preferred Stock, par value $.01 per share (the "Cumulative Exchangeable Preferred Stock") is traded on the OTC Bulletin Board under the symbol GBTVP. The range of high and low prices for each full quarterly period during 1997 and 1998 is set forth in Note 15 to the Consolidated Financial Statements in Item 8 hereof. As of March 22, 1999, the closing price for the Cumulative Convertible Exchangeable Preferred Stock was $35.00 per share.

    There is no established public trading market for the Company's Class A Voting Common Stock, par value $.01 per share (the "Voting Common Stock;" the Voting Common Stock and the Common Stock (Nonvoting) are referred to herein collectively as the "Common Stock"). As of March 22, 1999, the number of record holders of Voting Common Stock was 2.

    The Company has declared and paid quarterly cash dividends at a quarterly rate of $.4844 per share on the Cumulative Convertible Exchangeable Preferred Stock each quarter since its issuance and anticipates continuing to pay such dividends. The Company has, however, never declared or paid a cash dividend on its Common Stock and does not anticipate paying a dividend on its Common Stock in the foreseeable future. The payment of cash dividends on Common Stock is subject to certain limitations under the Indentures governing the Company's
10 3/8% Senior Subordinated Notes due May 15, 2005, 9 3/8% Subordinated Notes due December 1, 2005 and the 8 7/8% Senior Subordinated Notes due May 15, 2008, respectively, and is restricted under the Company's credit agreement (the "Credit Agreement"). The Company is also prohibited from paying dividends on any Common Stock until all accrued but unpaid dividends on the Cumulative Convertible Exchangeable Preferred Stock and the Company's Series A Convertible Preferred Stock, par value $.01 per share (the "Series A Preferred Stock"), are paid in full. All outstanding shares of Series A Preferred Stock were converted into Common Stock (Nonvoting) in August 1995. Accrued dividends on the Series A Preferred Stock, which totaled $262,844 at December 31, 1998, are payable on the later of December 31, 1999 or the date on which such dividends may be paid under the Company's existing debt instruments. If unpaid, dividends on outstanding shares of Cumulative Convertible Exchangeable Preferred Stock will accrue at an annual rate of $1.9375 per share.

ITEM 6. SELECTED FINANCIAL DATA

    The information set forth below should be read in conjunction with the consolidated financial statements and notes thereto included at Item 8 herein. The selected consolidated financial data for the years ended December 31, 1994, 1995, 1996, 1997 and 1998 are derived from the Company's audited Consolidated Financial Statements.

    The acquisitions by the Company of its operating properties during the periods reflected in the following selected financial data materially affect the comparability of such data from one period to another.

                                                                        YEARS ENDED DECEMBER 31
                                                       ----------------------------------------------------------
                                                          1994        1995        1996        1997        1998
                                                       ----------  ----------  ----------  ----------  ----------

                                                              (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net revenue..........................................  $   62,856  $   99,895  $  129,164  $  153,512  $  161,104
Station operating expenses...........................      37,764      55,399      72,089      83,729      89,812
Time brokerage agreement fees........................          --          --         150         600         428
Depreciation.........................................       3,420       4,514       6,144       5,718       5,388
Amortization.........................................       3,873       7,592       9,737      13,824      18,493
Corporate expense....................................       2,162       3,132       4,800       6,639       8,179
Non-cash compensation................................         282         363         496         986         978
                                                       ----------  ----------  ----------  ----------  ----------
Operating income.....................................      15,355      28,895      35,748      42,016      37,827

Other expenses.......................................         309         798       1,034       1,167       1,381
Equity in net loss (income) of investee..............          --        (439)        995       1,531         973
Gain on sale of stations.............................          --          --          --          --     (57,776)
Gain from insurance claim............................          --          --          --          --      (2,159)
Interest expense, net................................      10,707      27,026      36,765      38,986      38,896
Non-cash interest expense............................         842       1,738       2,087       2,182       2,095
                                                       ----------  ----------  ----------  ----------  ----------
Income (loss) before income taxes and extraordinary
 item................................................       3,497        (228)     (5,133)     (1,850)     54,417

Provision for income tax.............................        (450)       (555)       (761)     (1,616)    (10,250)
                                                       ----------  ----------  ----------  ----------  ----------
Income (loss) before extraordinary item..............       3,047        (783)     (5,894)     (3,466)     44,167
Extraordinary loss net of tax benefits in 1998 of
 $950................................................          --          --      (2,891)     (5,569)     (1,761)
                                                       ----------  ----------  ----------  ----------  ----------
Net income (loss)....................................  $    3,047  $     (783) $   (8,785) $   (9,035) $   42,406
                                                       ----------  ----------  ----------  ----------  ----------
                                                       ----------  ----------  ----------  ----------  ----------

Net income (loss) attributable to common
 shareholders........................................  $     (688) $   (4,368) $  (12,310) $  (31,207) $   16,896
                                                       ----------  ----------  ----------  ----------  ----------
                                                       ----------  ----------  ----------  ----------  ----------
PER COMMON SHARE:
  Basic income (loss) before extraordinary item......  $    (0.15) $    (0.74) $    (1.09) $    (2.93) $     1.80
                                                       ----------  ----------  ----------  ----------  ----------
                                                       ----------  ----------  ----------  ----------  ----------
  Basic net income (loss)............................  $    (0.15) $    (0.74) $    (1.43) $    (3.57) $     1.63
                                                       ----------  ----------  ----------  ----------  ----------
                                                       ----------  ----------  ----------  ----------  ----------
  Weighted average common shares outstanding.........       4,498       5,920       8,612       8,765      10,358

Net income (loss) attributable to common
 shareholders--assuming dilution.....................  $     (688) $   (4,368) $  (12,310) $  (31,207) $   19,776
                                                       ----------  ----------  ----------  ----------  ----------
                                                       ----------  ----------  ----------  ----------  ----------
PER COMMON SHARE:
  Diluted income (loss) before extraordinary item....  $    (0.15) $    (0.74) $    (1.09) $    (2.93) $     1.27
                                                       ----------  ----------  ----------  ----------  ----------
                                                       ----------  ----------  ----------  ----------  ----------
  Diluted net income (loss)..........................  $    (0.15) $    (0.74) $    (1.43) $    (3.57) $     1.17
                                                       ----------  ----------  ----------  ----------  ----------
                                                       ----------  ----------  ----------  ----------  ----------
  Weighted average common share outstanding--
    Assuming dilution................................       4,498       5,920       8,612       8,765      16,967
                                                                              DECEMBER 31,
                                                       ----------------------------------------------------------
                                                          1994        1995        1996        1997        1998
                                                       ----------  ----------  ----------  ----------  ----------
SELECTED BALANCE SHEET DATA:
Total assets.........................................  $  189,881  $  452,221  $  452,563  $  633,614  $  781,974
Total debt...........................................      99,250     341,000     351,561     392,779     426,399
Redeemable preferred stock...........................      49,171      45,488      45,488     207,700     216,351
Stockholders' equity (deficit).......................      11,729       8,868      (3,135)    (33,257)     (1,470)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Certain sections of this Form 10-K, including "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain various "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, which represent the Company's expectations or belief concerning future events. The "forward-looking statements" include, without limitation, the renewal of the Company's FCC licenses, the Company's ability to meet its future liquidity needs and disclosure concerning year 2000 issues (including anticipated costs and dates by which the Company expects to complete certain actions). The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the "forward-looking statements". Such factors include, without limitation, general economic conditions, competition in the markets in which the Company's stations are located, technological change and innovation in the broadcasting industry and proposed legislation.

INTRODUCTION

    Comparisons of the Company's consolidated financial statements between the years ended December 31, 1998 and 1997 have been affected by the acquisition of KBWB, which occurred on July 20, 1998, the sale of WWMT, which occurred on July 15, 1998, and the sale of WLAJ, which occurred on August 17, 1998. The principal reasons for the increases between the years ended December 31, 1997 and 1996 were the acquisition of WDWB, which occurred on January 31, 1997, and the operation of WLAJ under a time brokerage agreement, which commenced in October 1996.

    The Company's revenues are derived principally from local and national advertising and, to a lesser extent, from network compensation for the broadcast of programming and revenues from studio rental and commercial production activities. The principal operating expenses involved in owning and operating television stations are employee salaries, depreciation and amortization, programming and advertising and promotion. Amounts referred to in the following discussion have been rounded to the nearest thousand.

    The following table set forth certain operating data for the three years ended December 31. 1996, 1997 and 1998:

                                                                                YEAR ENDED DECEMBER 31,
                                                                      -------------------------------------------
                                                                          1996           1997           1998
                                                                      -------------  -------------  -------------
Operation income....................................................  $  35,748,000  $  42,016,000  $  37,827,000
Add:
  Time brokerage agreement fees.....................................        150,000        600,000        428,000
  Depreciation and amortization.....................................  $  15,881,000  $  19,542,000  $  23,881,000
  Corporate expenses................................................      4,800,000      6,639,000      8,179,000
  Non-cash compensation.............................................        496,000        986,000        978,000
                                                                      -------------  -------------  -------------
Broadcast cash flow.................................................  $  57,075,000  $  69,783,000  $  71,293,000

    "Broadcast cash flow" means operating income plus time brokerage agreement fees, depreciation amortization, corporate expense and non-cash compensation. The Company has included broadcast cash flow data because such data are commonly used as a measure of performance for broadcast companies and are also used by investors to measure a company's ability to service debt. Broadcast cash flow is not, and should not be used as an indicator or alternative to operating income, net loss or cash flow as reflected in the consolidated financial statements, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 131 "Disclosures About Segments of an Enterprise and Related Information" which is effective for fiscal periods beginning after December 15, 1997. SFAS No. 131 establishes standards for reporting information about operating segments and for related disclosures about products, services, geographic areas and major customers. The Company has adopted the new requirements in 1998. The adoption does not have an effect on the financial statement disclosures for the Company.

YEARS ENDED DECEMBER 31, 1998 AND 1997

    Net revenue for the year ended December 31, 1998 totaled $161,104,000, an increase of $7,592,000, or 5% compared to net revenue of $153,512,000 for the year ended December 31, 1997. Of this increase, $1,193,000 was due to the inclusion of one additional month of operations of WDWB. The remaining increase was primarily due to increases in local and national advertising revenue driven largely by first quarter Olympic spending at the Company's CBS affiliated stations, heavy political spending and the impact of the acquisition of KBWB, offset, in part, by the dispositions of WWMT and WLAJ.

    Station operating expenses for the year ended December 31, 1998 totaled $89,812,000, an increase of $6,083,000 or 7% compared to $83,729,000 for the same period a year earlier. Of this increase, $733,000 was due to the inclusion of one additional month of operations of WDWB. The remaining increase was primarily due to increased news, programming, promotion and sales expenses and the inclusion of operating expenses of KBWB, offset, in part by, the dispositions of WWMT and WLAJ.

    Depreciation and amortization increased $4,339,000 or 22% for the twelve months ended December 31, 1998 as compared to the prior year primarily due to the acquisition of KBWB and the inclusion of one additional month of operations of WDWB, offset, in part, by the disposition of WWMT and WLAJ. Corporate expense increased $1,540,000, or 23% during the year ended December 31, 1998 compared to the same period a year earlier, primarily due to higher administrative costs associated with the expansion of the Company's corporate office.

    Other expenses increased $214,000 or 18% during the year ended December 31, 1998 as compared to the same period a year earlier primarily due to costs incurred in connection with the relocation of several employees in 1998.

    The equity in net loss of investee of $973,000 and $1,532,000 for the years ended December 31, 1998 and 1997, respectively, resulted from the Company recognizing its pro rata share of the losses of Datacast, LLC under the equity method of accounting. As of June 30, 1998, the Company has written off its entire investment. The investors in Datacast, LLC have discontinued funding the venture and have agreed to its wind down. In the first quarter of 1999, the Company incurred a charge of approximately $133,000, representing its pro rata portion of costs to wind down the operations of Datacast, LLC.

    The gain on insurance settlement resulted from insurance proceeds (the "KBJR Insurance Proceeds") the Company received in excess of the net book value of assets that were destroyed in a fire at KBJR. The Company will recognize additional gains in 1999 as further insurance proceeds are received upon replacement of the destroyed assets.

    Net interest expense remained flat for the year ended December 31, 1998 compared to the prior year despite higher levels of outstanding indebtedness as a result of the Company's strategic plan to reduce its cost of borrowing. During the first quarter of 1997, the Company repurchased $19,405,000 principal amount of its 9 3/8% Senior Subordinated Notes due December 1, 2005 (the "9 3/8% Notes") at a discount. In September 1997, the Company redeemed the entire outstanding amount of its $60,000,000 principle amount 12.75% Senior Subordinated Debentures, due September 1, 2002 (the "12.75% Debentures") at a redemption price of 106.375%. This debt was replaced with credit agreement borrowings with a lower rate of interest. During the second quarter of 1998, the Company completed an offering of $175,000,000 of its 8 7/8% Senior Subordinated Debentures, due May 15, 2008 (the "8 7/8% Notes"). The proceeds of the offering were used to repay all of the Company's then outstanding borrowings under its then existing bank credit agreement and to repurchase $22,960,000 principle amount of its 10 3/8% Senior Subordinated Notes, due May 15, 2005 (the "10 3/8% Notes") at a repurchase price of 105.75%. During the third quarter of 1998, the Company used lower rate Credit Agreement borrowings to repurchase an additional $9,500,000 principal amount of the 10 3/8% Notes at a repurchase price of 101.50%. During the fourth quarter, the Company used lower rate bank borrowings to repurchase an additional $46,100,000 principal amount of its subordinated debt at discounts ranging from 89% to 95%.

    In connection with the sale of WWMT and WLAJ, the Company recognized a pre-tax gain for financial statement purposes of $57,776,000 during the third quarter of 1998. The Company has sufficient net operating loss carryforwards to offset regular federal taxes on the gain. However, the tax provision for 1998 includes a cash tax of approximately $1,689,000 consisting of federal alternative minimum taxes and state income taxes.

    In connection with the repurchase of subordinated debt throughout the year, the Company incurred an extraordinary loss, net of taxes, during the year ended December 31, 1998 of $1,761,000 relating to premiums paid and the write-off of deferred financing costs, offset, in part, by the repurchases made at a discount in the fourth quarter. In connection with the redemption of the 12.75% Debentures and the repurchase of $19,405,000 principal amount of its 9 3/8% Notes, the Company recognized an extraordinary loss during the year ended December 31, 1997 of $5,569,000 related to net premiums paid and the write-off of the related deferred financing fees.

YEARS ENDED DECEMBER 31, 1997 AND 1996

    Net revenue for the year ended December 31, 1997 totaled $153,512,000, an increase of $24,348,000, or 19% compared to net revenue of $129,164,000 for the year ended December 31, 1996. Of the increase, $19,287,000 resulted from the inclusion of eleven months of operations of WDWB and an additional nine months of operations of WLAJ in 1997. The remaining increase was primarily due to increases in local and national advertising revenue as well as incremental revenue from the Company's Internet ventures. Such increase exceeded the anticipated reduction in political advertising revenue during a non-election year.

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

    Net interest expense was $38,986,000 compared to $36,765,000 a year earlier, an increase of 6%. This increase was primarily due to higher levels of outstanding indebtedness as a result of the acquisition of WDWB, offset in part, by the results of the Company's strategic plan to reduce its cost of borrowing. During the first quarter of 1997, the Company purchased $19,405,000 principal amount of its 9 3/8% Notes, at a discount. During the third quarter of 1997, the Company exercised its option to redeem the entire outstanding $60,000,000 principal amount of its 12.75% Debentures, at a redemption price of 106.375%. The Company replaced all of this subordinated debt with bank debt of a lower rate, thereby reducing its cost of borrowing.

    During 1997, the Company incurred an extraordinary loss of $5,569,000 on the early extinguishment of debt, as described above. During 1996, the Company incurred a net extraordinary loss of $2,891,000 resulting from the write-off of deferred financing fees in connection with the repayment of the then outstanding term loan and the repurchase of $2,000,000 principal amount and $13,500,000 principal amount of its 10 3/8% and 9 3/8% Notes, respectively.

LIQUIDITY AND CAPITAL RESOURCES

    In May 1998, the Company completed an offering of $175,000,000 principal amount of the 8 7/8% Notes at a discount, resulting in proceeds to the Company of $174,482,000. The proceeds of this offering were used to repay all of the then outstanding borrowings under the Company's then existing bank credit agreement and to repurchase $22,960,000 of its 10 3/8% Notes at a repurchase price of 105.75%.

    On June 10, 1998, the Company amended and restated its bank credit agreement (as amended and restated, the "Credit Agreement") which, among other things, allows for revolving credit borrowings of $260,000,000 and permits borrowings of up to an additional $240,000,000 on an uncommitted basis. The Credit Agreement can be used to fund future acquisitions of broadcast stations and for general working capital purposes. As of March 23, 1999, the Company amended the Credit Agreement to revise the maximum consolidated total debt to consolidated cash flow ratio covenant contained therein. As of March 23, 1999, the Company had $78,169,000 of borrowings outstanding under the Credit Agreement and the ability to borrow in compliance with the financial covenants thereunder an additional $21,497,000 for acquisitions and working capital purposes.

    On July 15, 1998, the Company completed the disposition of WWMT to Freedom Communications, Inc. for $150,540,000 in cash. On August 17, 1998, the Company exercised its option to purchase WLAJ for $19,500,000 in cash and simultaneously sold the station to Freedom for $18,950,000 in cash. The Company recognized a pre-tax gain for financial statement reporting purposes on the sale of these stations of $57,776,000. The Company has sufficient net operating loss carryforwards to offset regular federal taxes on the gain. However, the 1998 tax provision includes a cash tax of approximately $1,689,000 consisting of federal alternative minimum taxes and and state income taxes.

    On July 20, 1998, the Company completed the acquisition of KBWB by acquiring the stock of Pacific FM Incorporated, the owner of KBWB. The total purchase price for all of the stock of Pacific was $143,150,000. In addition, the Company paid $30,000,000 to the principal shareholders of Pacific for a covenant not to compete in the San Francisco-Oakland-San Jose television market for a period of five years from the closing. The acquisition was financed with the proceeds from the Company's sale of WWMT and with borrowings under the Credit Agreement. In approving the Company's acquisition of KBWB, the FCC granted the Company a nine-month waiver of its current duopoly rule, enabling the Company to continue to operate KNTV in San Jose, California for nine months after the closing of the acquisition of KBWB. The Company has filed a petition for reconsideration of this ruling, requesting a permanent waiver of the duopoly rule or, alternatively, an interim duopoly waiver conditioned upon the outcome of the FCC's pending television ownership rulemaking proceeding. Chronicle Publishing Company, licensee of KRON-TV, San Francisco, California has filed an opposition to the Company's petition for reconsideration. The Company also has filed a request to extend its nine month temporary waiver of the duopoly rule which expires on April 20, 1999 until nine months after the effective date of any FCC order in the pending television ownership rulemaking proceeding. Chronicle has filed an opposition to the Company's extension request.

    In connection with the purchase of KBWB, the WB Network agreed to enter into a ten-year affiliation agreement with the Company instead of another television station in the San Francisco market in return for total consideration of $31,572,000. The Company paid $14,847,000 to the WB Network during 1998 and will pay the remaining $16,725,000 over a five year period. The remaining payment is shown at its net present value on the Company's balance sheet.

    In September 1998, the Company repurchased $9,500,000 of its 10 3/8% Notes at a repurchase price of 101.5%. In October 1998, the Company repurchased $6,120,000 of its 10 3/8% Notes, $17,905,000 of its 9 3/8% Notes and $22,075,000
of its 8 7/8% Notes at discounts ranging from 89% to 95%. This high yield debt was replaced with lower rate Credit Agreement borrowings.

    Cash flows provided by operating activities were $19,027,000 during the year ended December 31, 1998 compared to cash flows provided by operating activities of $10,345,000 and $13,291,000 during the years ended December 31, 1997 and 1996, respectively. The increase from 1997 to 1998 was primarily due to a less significant increase in net operating assets, an increase in broadcast cash flow and a decrease in cash interest payments. The decrease from 1996 to 1997 was primarily a result of an increase in net operating assets and higher cash interest expense in 1997, offset in part by higher operating cash flow.

    Cash flows used in investing activities were $43,825,000 during the year ended December 31, 1998 compared to $186,499,000 and $14,395,000 during the years ended December 31, 1997 and 1996, respectively. The decrease from 1997 to 1998 was primarily a result of the sale of WWMT in 1998, offset, in part, by payments made in connection with securing the WB Network affiliation agreement relating to KBWB in 1998. The increase from 1996 to 1997 related primarily to the acquisition of WDWB in 1997. The Company anticipates that future requirements for capital expenditures will include those incurred during the ordinary course of business, which include costs associated with the implementation of digital television technology and costs associated with the Year 2000 issue (as identified below).

    Cash flows provided by financing activities were $23,390,000 during the year ended December 31, 1998 compared to $177,769,000 and $1,565,000 during the years ended December 31, 1997 and 1996, respectively. The decrease from 1997 to 1998 resulted primarily from a decrease in net bank borrowings, an increase in payments of deferred financing fees and the issuance of the 12 3/4% Cumulative Exchangeable Preferred Stock in 1997, offset in part, by the issuance of the 8 7/8% Notes and a decrease in the amount of subordinated debt retired during 1998. The increase from 1996 to 1997 resulted primarily from an increase in net bank borrowings, proceeds from the 12 3/4% Cumulative Exchangeable Preferred Stock in 1997 and a decrease in payments of deferred financing fees offset, in part, by a net increase in repurchases of subordinated debt.

    The Company believes that internally generated funds from operations and borrowings under the Credit Agreement will be sufficient to satisfy the Company's cash requirements for its existing operations for the next twelve months and for the foreseeable future thereafter. The Company expects that any future acquisitions of television stations would be financed through funds generated from operations and additional debts and equity financings.

YEAR 2000

    The Company is preparing for the impact of the Year 2000 on its business, as well as on the businesses of its customers, suppliers and business partners. The "Year 2000 Issue" is the result of computer programs that were written using two digits rather than four to define the applicable year. Any of the computer programs and/or hardware used by the Company that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. The Year 2000 Issue could result in system failure or miscalculations in the operations at the Company's broadcast and corporate locations. The disruption of operations could include, among other things, a temporary inability to originate and transmit broadcast programming and commercials, process financial information or engage in other normal business activity. The Company may also be exposed to risks from third parties with which the Company interacts who fail to adequately address their own Year 2000 Issues.

    STATE OF READINESS

    The Company has developed a multiple phase approach to identify and evaluate its state of Year 2000 readiness for both its information technology (IT) and non-IT systems. The first phase was to develop a Company-wide, uniform strategy for addressing the Year 2000 Issue and to assess the Company's current state of Year 2000 readiness. This included an internal review at each location of all IT and non-IT systems for potential Year 2000 Issues. The Company has completed this review and has identified the systems that need to be updated or replaced to ensure Year 2000 compliance. Based on these system evaluations, the Company has determined that it will be required to modify or replace portions of its software and certain hardware so that its systems will properly utilize dates beyond December 31, 1999. The primary systems that are being addressed are the master control automation systems, IBM AS/400, the computer used to process sales, traffic, accounts receivable, accounts payable and the general ledger, and systems with embedded chips, including telephone and security systems.

    The next phase was to develop uniform test plans and test methodologies. The Company has begun to test and update its systems, and expects that all testing will be completed by August 1999.

    The Company has retained an independent consulting firm with experience in the broadcasting industry to review the Company's Year 2000 procedures and guidelines. The Company expects that the independent consultant will complete its review by the end of April 1999.

    Although the Company has not yet completed all necessary phases of its Year 2000 program, it believes that it has an effective program in place to resolve its critical internal Year 2000 issues in a timely manner.

    COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES

    The Company will incur capital expenditures and incremental expenses to bring current systems into compliance. Total incremental expenses have not had a material impact on the Company's financial condition to date and are not at present, based on known facts, expected to have a material impact on the Company's financial condition. The Company estimates the total cost of upgrading equipment will be approximately $700,000, of which approximately $150,000 has been incurred through December 31, 1998. All Year 2000 expenditures are made out of each location's operation budget. There are no IT projects that have been delayed due to Year 2000 efforts.

    RISKS OF THE COMPANY'S YEAR 2000 ISSUES

    While the Company believes its efforts will provide reasonable assurance that material disruption will not occur due to internal Year 2000 failures, the possibility of disruption, especially from third parities, still exists. The Company's operations are vulnerable to system experienced by the network program providers, certain satellite services, software and hardware providers, local and long distance telephone providers, power companies, financial services providers and others upon whom the Company relies for supporting services. In an effort to determine its vulnerabilities to third-party Year 2000 failures, the Company currently is requesting Year 2000 compliance data from all of its suppliers and vendors. The Company will use this information in an attempt to identify whether any of these parties has a Year 2000 issue that may materially impact the Company's operations, liquidity, capital resources or certain other functions. The Company does not, however, control the systems of other companies, and cannot assure that these systems will be timely converted and, if not converted, would not have an adverse effect on the Company's business operations. In the event that the Company and/or its significant vendors or suppliers do not complete their Year 2000 compliance efforts, the Company could experience disruptions in its operations, including a temporary inability to engage in normal broadcast or business activities. Disruptions in the economy generally resulting from Year 2000 issues also could affect the Company.

    CONTINGENCY PLANS

    The Company is developing a contingency plan to address system failures that are critical to conduct its business. These plans include, but are not limited to, increases in overtime salaries and/or increases in personnel to operate systems that would ordinarily be operated by a computer. The Company expects to have its contingency plan completed by September 1999.

    YEAR 2000 FORWARD-LOOKING STATEMENTS

    The foregoing Year 2000 discussion contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. Such statements including without limitation, anticipated costs and the dates by which the Company expects to complete certain actions, are based on management's best current estimates, which were derived utilizing numerous assumptions about future events, including the continued availability of certain resources, representations received from third parties and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the ability to identify and remediate all relevant IT and non-IT systems, results of Year 2000 testing, adequate resolution of Year 2000 Issues by businesses and other third parties who are service providers, suppliers or customers of the Company, unanticipated system costs, the adequacy of and ability to develop and implement contingency plans and similar uncertainties. The "forward-looking statements" made in the foregoing Year 2000 discussion speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORTS OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Granite Broadcasting Corporation

    We have audited the accompanying consolidated balance sheets of Granite Broadcasting Corporation as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at
Item 14(a) of the Granite Broadcasting Corporation Form 10K for the fiscal year ended December 31, 1998. These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significiant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Granite Broadcasting Corporation at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

New York, New York
February 19, 1999

                        GRANITE BROADCASTING CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         FOR THE YEARS ENDED DECEMBER 31,
                                                                  ----------------------------------------------
                                                                       1996            1997            1998
                                                                  --------------  --------------  --------------
Net revenue.....................................................  $  129,164,353  $  153,511,540  $  161,104,371
Station operating expenses......................................      72,089,368      83,728,786      89,811,723
Time brokerage agreement fees...................................         150,000         600,000         427,810
Depreciation....................................................       6,144,193       5,717,989       5,387,800
Amortization....................................................       9,737,136      13,824,248      18,493,235
Corporate expense...............................................       4,799,984       6,639,159       8,179,232
Non-cash compensation expense...................................         495,819         985,634         977,502
                                                                  --------------  --------------  --------------
  Operating income..............................................      35,747,853      42,015,724      37,827,069
Other (income) expenses:
  Equity in net loss of investee................................         995,019       1,531,542         973,439
  Interest expense, net.........................................      36,765,306      38,985,979      38,895,358
  Non-cash interest expense.....................................       2,086,639       2,181,686       2,095,115
  Gain on sale of stations......................................              --              --     (57,775,928)
  Gain from insurance claim.....................................              --              --      (2,158,961)
  Other.........................................................       1,034,351       1,167,144       1,381,443
                                                                  --------------  --------------  --------------
  Income (loss) before income taxes and extraordinary item......      (5,133,462)     (1,850,627)     54,416,603
  Provision for income taxes....................................         761,000       1,616,212      10,250,000
                                                                  --------------  --------------  --------------
Income (loss) before extraordinary item.........................      (5,894,462)     (3,466,839)     44,166,603
Extraordinary loss, net of tax benefit in 1998 of $950,000......      (2,891,250)     (5,569,119)     (1,761,002)
                                                                  --------------  --------------  --------------
  Net income (loss).............................................  $   (8,785,712) $   (9,035,958) $   42,405,601
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------
Net income (loss) attributable to common shareholders...........  $  (12,310,993) $  (31,207,468) $   16,895,727
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------
Per common share:
  Basic income (loss) before extraordinary item.................  $        (1.09) $        (2.93) $         1.80
  Basic extraordinary loss......................................           (0.34)          (0.64)          (0.17)
                                                                  --------------  --------------  --------------
    Basic net income (loss).....................................  $        (1.43) $        (3.57) $         1.63
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------
Weighted average common shares outstanding......................       8,611,606       8,764,705      10,358,371
Net income (loss) attributable to common shareholders-- assuming
  dilution......................................................  $  (12,310,993) $  (31,207,468) $   19,775,599
Per common share:
  Diluted income (loss) before extraordinary item...............  $        (1.09) $        (2.93) $         1.27
  Diluted extraordinary loss....................................           (0.34)          (0.64)          (0.10)
                                                                  --------------  --------------  --------------
  Diluted net income (loss).....................................  $        (1.43) $        (3.57) $         1.17
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------
Weighted average common shares outstanding--assuming dilution...       8,611,606       8,764,705      16,966,501

                            See accompanying notes.

                        GRANITE BROADCASTING CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                                                            DECEMBER 31,
                                                                                   ------------------------------
                                                                                        1997            1998
                                                                                   --------------  --------------
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents......................................................  $    2,170,927  $      762,392
  Accounts receivable, less allowance for doubtful accounts
    ($408,290 in 1997 and $424,290 in 1998)......................................      35,308,464      32,830,227
  Film contract rights...........................................................      10,097,262       9,671,443
  Other current assets...........................................................      10,958,742       9,627,807
                                                                                   --------------  --------------
      TOTAL CURRENT ASSETS.......................................................      58,535,395      52,891,869

PROPERTY AND EQUIPMENT, NET......................................................      36,004,876      33,040,152
FILM CONTRACT RIGHTS AND OTHER NONCURRENT ASSETS.................................       7,041,000       7,286,039
DEFERRED FINANCING FEES, less accumulated amortization
  ($4,747,664 in 1997 and $3,636,134 in 1998)....................................      10,213,314      11,086,733
INTANGIBLE ASSETS, NET...........................................................     521,819,428     677,669,324
                                                                                   --------------  --------------
                                                                                   $  633,614,013  $  781,974,117
                                                                                   --------------  --------------
                                                                                   --------------  --------------

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable...............................................................  $    3,885,239  $    4,031,837
  Accrued interest...............................................................       4,387,546       5,107,551
  Other accrued liabilities......................................................       5,682,202       9,908,091
  Film contract rights payable...................................................      10,554,088      13,648,629
  Other current liabilities......................................................       3,225,603       5,763,882
                                                                                   --------------  --------------
      TOTAL CURRENT LIABILITIES                                                        27,734,678      38,459,990

LONG-TERM DEBT...................................................................     392,779,025     426,399,159
FILM CONTRACT RIGHTS PAYABLE.....................................................       6,905,486       5,920,122
DEFERRED TAX LIABILITY...........................................................      23,802,457      78,308,597
OTHER NONCURRENT LIABILITIES.....................................................       7,949,276      18,005,696

COMMITMENTS

REDEEMABLE PREFERRED STOCK.......................................................     207,699,808     216,350,713

STOCKHOLDERS' DEFICIT:
  Common stock: 41,000,000 shares authorized consisting of 1,000,000 shares of
    Class A Common Stock, $.01 par value, and 40,000,000 shares of Common Stock
    (Nonvoting), $.01 par value; 178,500 shares of Class A Common Stock and
    11,608,032 shares of Common Stock (Nonvoting) (8,676,157 shares at December
    31, 1997) issued and outstanding.............................................          88,546         117,865
  Additional paid-in capital.....................................................      24,529,712      14,233,125
  Accumulated deficit............................................................     (54,411,868)    (12,006,267)
  Less:
    Unearned compensation........................................................      (2,529,232)     (2,881,008)
    Treasury stock, at cost......................................................         (47,000)        (47,000)
    Note receivable from officer.................................................        (886,875)       (886,875)
                                                                                   --------------  --------------
      TOTAL STOCKHOLDER'S DEFICIT................................................     (33,256,717)     (1,470,160)
                                                                                   --------------  --------------
                                                                                   $  633,614,013  $  781,974,117
                                                                                   --------------  --------------
                                                                                   --------------  --------------

                            See accompanying notes.

                        GRANITE BROADCASTING CORPORATION
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                            CLASS A   COMMON     ADDITIONAL                                     NOTE                     TOTAL
                            COMMON     STOCK       PAID-IN    (ACCUMULATED      UNEARNED     RECEIVABLE   TREASURY   STOCKHOLDERS'
                             STOCK  (NONVOTING)    CAPITAL      DEFICIT)      COMPENSATION  FROM OFFICER   STOCK    EQUITY (DEFICIT)
                            ------- -----------  -----------  -------------   ------------  ------------  --------  ----------------
Balance at December 31,
  1995                      $1,785    $82,182    $46,864,202  $(36,590,198)   $(1,490,470)      --          --         $ 8,867,501
Dividend on Cumulative
  Convertible Exchangeable
  Preferred Stock..........                       (3,525,281)                                                           (3,525,281)
Exercise of stock
  options..................             2,008        888,805                                  (886,875)                      3,938
Issuance of Common Stock
  (Nonvoting)..............               807           (807)                                                                   --
Grant of stock award under
  Management Stock Plan....                        1,511,628                   (1,511,628)                                      --
Stock expense related to
  Management Stock Plan....                         (191,402)                     495,819                                  304,417
Net loss...................                                     (8,785,712)                                             (8,785,712)
                            ------- -----------  -----------  -------------   ------------  ------------  --------  ----------------
Balance at December 31,
  1996.....................  1,785     84,997     45,547,145   (45,375,910)    (2,506,279)    (886,875)        --       (3,135,137)
Dividends on redeemable
  preferred stock..........                      (21,729,672)                                                          (21,729,672)
Accretion of offering costs
  related to Cumulative
  Exchangeable Preferred
  Stock....................                         (441,838)                                                             (441,838)
Exercise of stock
  options..................               124         58,164                                                                58,288
Conversion of redeemable
  preferred stock into
  Common Stock
  (Nonvoting)..............               650        324,350                                                               325,000
Issuance of Common Stock
  (Nonvoting)..............               990           (990)                                                                   --
Repurchase of redeemable
  preferred stock..........                                                                               (47,000)         (47,000)
Grant of stock award under
  stock plans..............                        1,008,587                   (1,008,587)                                      --
Stock expense related to
  stock plans..............                         (236,034)                     985,634                                  749,600
Net loss...................                                     (9,035,958)                                             (9,035,958)
                            ------- -----------  -----------  -------------   ------------  ------------  --------  ----------------
Balance at December 31,
  1997.....................  1,785     86,761     24,529,712   (54,411,868)    (2,529,232)    (886,875)   (47,000)     (33,256,717)
Dividends on redeemable
  preferred stock..........                      (25,009,726)                                                          (25,009,726)
Accretion of offering costs
  related to Cumulative
  Exchangeable Preferred
  Stock....................                         (500,148)                                                             (500,148)
Exercise of stock
  options..................               201        159,455                                                               159,656
Conversion of redeemable
  preferred stock into
  Common Stock
  (Nonvoting)..............            27,958     13,951,142                                                            13,979,100
Issuance of Common Stock
  (Nonvoting)..............             1,160         (1,160)                                                                   --
Grant of stock award under
  stock plans..............                        1,329,278                   (1,329,278)                                      --
Stock expense related to
  stock plans..............                         (225,428)                     997,502                                  752,074
Net Income.................                                     42,405,601                                              42,405,601
                            ------- -----------  -----------  -------------   ------------  ------------  --------  ----------------
Balance at December 31,
  1998..................... $1,785   $116,080    $14,233,125  $(12,006,267)   $(2,881,008)   $(886,875)   $(47,000)    $(1,470,160)
                            ------- -----------  -----------  -------------   ------------  ------------  --------  ----------------
                            ------- -----------  -----------  -------------   ------------  ------------  --------  ----------------

                            See accompanying notes.

                        GRANITE BROADCASTING CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                                            1996          1997          1998
                                                                        ------------  ------------  ------------
Cash flows from operating activities:
Net income (loss).....................................................  $ (8,785,712) $ (9,035,958) $ 42,405,601
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Extraordinary loss..................................................     2,891,250     5,569,119     2,711,002
  Amortization of intangible assets...................................     9,737,136    13,824,248    18,493,235
  Depreciation........................................................     6,144,193     5,717,989     5,387,800
  Non-cash compensation expense.......................................       495,819       985,634       977,502
  Non-cash interest expense...........................................     2,086,639     2,181,686     2,095,115
  Deferred income taxes...............................................       386,000     1,194,212     7,610,728
  Equity in net loss of investee......................................       995,019     1,531,542       973,439
  Gain on sale of stations............................................            --            --   (57,775,928)
  Gain from insurance proceeds over net book value lost...............            --            --    (2,158,961)
Change in assets and liabilities net of effects from acquisitions of stations:
  (Increase) decrease in accounts receivable..........................      (870,872)   (8,251,013)    2,478,237
  Increase (decrease) in accrued liabilities..........................     1,473,236      (629,972)    3,607,363
  Increase (decrease) in accounts payable.............................    (1,268,655)     (131,725)      146,598
  Increase in film contract rights and other current assets...........      (517,279)   (4,981,012)     (192,816)
  Increase (decrease) in film contract rights payable and other
  liabilities.........................................................     1,193,223     4,086,757    (3,748,846)
  Increase in other assets............................................      (668,776)   (1,716,398)   (3,983,401)
                                                                        ------------  ------------  ------------
Net cash provided by operating activities.............................    13,291,221    10,345,109    19,026,668
                                                                        ------------  ------------  ------------
Cash flows from investing activities:
  Deposit for station acquisition and other related costs.............    (5,957,000)   (5,960,000)           --
  Proceeds from sale of stations, net.................................            --            --   149,990,381
  WB affiliation payment..............................................            --            --   (14,846,638)
  Insurance proceeds received.........................................            --            --     1,743,544
  Investment in Datacast, LLC.........................................    (1,500,000)   (1,500,000)     (500,000)
  Payment for acquisitions of stations, net of cash required..........            --  (173,164,089) (170,869,424)
  Capital expenditures................................................    (6,938,477)   (5,874,633)   (9,343,021)
                                                                        ------------  ------------  ------------
    Net cash used in investing activities.............................   (14,395,477) (186,498,722)  (43,825,158)
                                                                        ------------  ------------  ------------
Cash flows from financing activities:
  Proceeds from bank loan.............................................    34,000,000   138,500,000   100,000,000
  Retirement of senior subordinated notes.............................   (15,500,000)  (82,897,588)  (78,560,000)
  Repayment of bank borrowings........................................  (117,500,000)  (18,000,000) (162,500,000)
  Payment of deferred financing fees..................................    (5,363,771)     (210,873)   (7,195,821)
  Proceeds from senior subordinated notes.............................   109,450,000            --   174,482,000
  Proceeds from Preferred Stock Offering, net.........................            --   143,889,789            --
  Dividends paid......................................................    (3,525,281)   (3,523,828)   (2,926,217)
  Other financing activities, net.....................................         3,938        11,287        89,993
                                                                        ------------  ------------  ------------
    Net cash provided by financing activities.........................     1,564,886   177,768,787    23,389,955
                                                                        ------------  ------------  ------------
Net (decrease) increase in cash and cash equivalents..................       460,630     1,615,174    (1,408,535)
Cash and cash equivalents, beginning of year..........................        95,123       555,753     2,170,927
                                                                        ------------  ------------  ------------
Cash and cash equivalents, end of year................................  $    555,753  $  2,170,927  $    762,392
                                                                        ------------  ------------  ------------
                                                                        ------------  ------------  ------------
Supplemental information:
  Cash paid for interest..............................................  $ 36,451,009  $ 40,711,506  $ 38,688,348
  Cash paid for income taxes..........................................       112,532       193,000       195,000
  Non-cash investing and financing activities:
    Non-cash capital expenditures.....................................       635,609       668,747       581,692
    Stock dividend....................................................            --    13,009,715    21,446,256
    Other non-cash financing activity.................................       886,875            --            --

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

    REVENUE RECOGNITION

    The Company recognizes revenue from the sale of advertising at the time the advertisements are aired.

    INTANGIBLES

    Intangible assets at December 31 are summarized as follows:

                                                                    1997            1998
                                                               --------------  --------------
Goodwill.....................................................  $  219,891,911  $  372,790,071
Covenant not to compete......................................              --      30,000,000
Network affiliations.........................................     256,691,641     224,968,640
Broadcast licenses...........................................      94,219,861     110,399,861
                                                               --------------  --------------
                                                                  570,803,413     738,158,572
Accumulated amortization.....................................     (48,983,985)    (60,489,248)
                                                               --------------  --------------

Net intangible assets........................................  $  521,819,428  $  677,669,324
                                                               --------------  --------------
                                                               --------------  --------------

    The intangible assets are characterized as scarce assets with long and productive lives and are being amortized on a straight line basis over forty years, with the exception of the covenant not to compete, which is being amortized over 5 years.

    The Company continually reevaluates the propriety of the carrying amount of intangible assets as well as the related amortization period to determine whether current events and circumstances warrant adjustments to the carrying value and/or revised estimates of useful lives. This evaluation is based on the Company's projections of the undiscounted cash flows over the remaining lives of the amortization period of the related intangible assets. To the extent such projections indicate that the undiscounted cash flows are not expected to be adequate to recover the carrying amounts of intangible assets, such carrying amounts will be written down to their fair market value. At this time, the Company believes that no significant impairment of intangible assets has occurred and that no reduction of the estimated useful lives is warranted.

    DEFERRED FINANCING FEES

    The Company has incurred certain fees in connection with entering into a bank credit agreement, the sale of 12.75% Debentures (as defined), the sale of 10 3/8% Notes (as defined), the sale of 9 3/8% Notes (as defined) and the sale of 8 7/8% Notes (as defined). The deferred financing fees related to the bank credit agreement are being amortized over seven years and ten years for the 10 3/8% Notes, the 9 3/8% Notes and the 8 7/8% Notes. The deferred financing fees relating to the 12.75% Debentures were completely written-off during 1997 in conjunction with the repurchase of those debentures. See Note 7--"Long-Term Debt."

                        GRANITE BROADCASTING CORPORATION

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

    At December 31, 1998, the obligation for programming that had not been recorded because the program rights were not available for broadcasting aggregated $59,543,000.

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

                        GRANITE BROADCASTING CORPORATION

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    NET LOSS PER COMMON SHARE

    The per share calculations shown on the face of the income statement are computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." The following table sets forth the computation of basic and diluted earnings per share:

                                                                              YEARS ENDED DECEMBER 31,
                                                                   ----------------------------------------------
                                                                        1996            1997            1998
                                                                   --------------  --------------  --------------
Net income (loss) before extraordinary item......................  $   (5,894,462) $   (3,466,839) $   44,166,603
Extraordinary loss on early extinguishment of debt, net of tax
  benefit in 1998 of $950,000....................................      (2,891,250)     (5,569,119)     (1,761,002)
                                                                   --------------  --------------  --------------
Net income (loss)................................................      (8,785,712)     (9,035,958)     42,405,601

LESS:
Preferred stock dividends:
  Convertible preferred..........................................       3,525,281       3,523,989       2,879,872
  Exchangeable preferred.........................................              --      18,205,683      22,129,854
Accretion on exchangeable preferred..............................              --         441,838         500,148
                                                                   --------------  --------------  --------------
Net income (loss) attributable to common shareholders............     (12,310,993)    (31,207,468)     16,895,727

Effect of dilutive securities:

PLUS:
  Convertible preferred stock dividends..........................              (a)             (a)      2,879,872
                                                                                                   --------------
Net income (loss) attributable to common
  Shareholders--assuming dilution................................  $  (12,310,993) $  (31,207,468) $   19,775,599
                                                                   --------------  --------------  --------------
                                                                   --------------  --------------  --------------

Weighted average common shares outstanding for
  basic net income (loss) per share..............................       8,611,606       8,764,705      10,358,371

ADD:
Effect of dilutive securities:
  Preferred stock conversions....................................                                       6,236,680
  Stock options..................................................                                         371,450
                                                                                                   --------------
    Total potential dilutive common shares.......................              (a)             (a)      6,608,130
Adjusted weighted average common
  shares outstanding--assuming dilution..........................       8,611,606       8,764,705      16,966,501
                                                                   --------------  --------------  --------------
                                                                   --------------  --------------  --------------

Per Common Share:
  Basic income (loss) before extraordinary item..................  $        (1.09) $        (2.93) $         1.80
  Basic extraordinary loss.......................................           (0.34)          (0.64)          (0.17)
                                                                   --------------  --------------  --------------
  Basic net income (loss) per share..............................  $        (1.43) $        (3.57) $         1.63

  Diluted income (loss) before extraordinary item................  $        (1.09) $        (2.93) $         1.27
  Diluted extraordinary loss.....................................           (0.34)          (0.64)          (0.10)
                                                                   --------------  --------------  --------------
  Diluted net income (loss) per share............................  $        (1.43) $        (3.57) $         1.17

------------------------

(a) No adjustments were made to the dilutive per share calculation for the years ended December 31, 1996 and 1997 as doing so would have been antidilutive in both periods.

                        GRANITE BROADCASTING CORPORATION

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 131 "Disclosures About Segments of an Enterprise and Related Information" which is effective for fiscal periods beginning after December 15, 1997. SFAS No. 131 establishes standards for reporting information about operating segments and for related disclosures about products, services, geographic areas and major customers. The Company has adopted the new requirements in 1998. The adoption does not have an effect on the financial statement disclosures of the Company.

NOTE 2--ACQUISITIONS AND DISPOSITIONS

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

    The following comprises the allocation of the purchase price:

Purchase price................................................  $175,000,000
Net tangible assets acquired, principally film contract rights
 and property and equipment...................................   (1,080,000)
Broadcast license.............................................  (26,250,000)
Network affiliation agreement.................................   (8,750,000)
                                                                -----------
Goodwill......................................................  $138,920,000
                                                                -----------
                                                                -----------

    On July 15, 1998, the Company completed the disposition of WWMT-TV, the CBS affiliate serving Grand Rapids-Kalamazoo-Battle Creek, Michigan, to Freedom Communications, Inc. ("Freedom") for $150,540,000 in cash. On August 17, 1998, the Company exercised its option to purchase WLAJ-TV, the ABC affiliate serving Lansing, Michigan, for $19,500,000 in cash and simultaneously sold the station to Freedom for $18,950,000 in cash. In connection with the sale of WWMT and WLAJ, the Company recognized a pre-tax gain for financial statement purposes of $57,776,000.

    On July 20, 1998, the Company completed the acquisition of KBWB-TV (formerly KOFY-TV), the WD affiliate serving San Francisco-Oakland-San Jose California, by acquiring the stock of Pacific FM Incorporated ("Pacific"), the owner of KBWB-TV for $143,150,000 in cash and the assumption of certain liabilities. In addition, the Company paid $30,000,000 to the principal shareholders of Pacific for a covenant not to compete in the San Francisco-Oakland-San Jose television market for a period of five years from the closing. In connection with the purchase of KBWB-TV the WB Network agreed to enter into a ten-year affiliation agreement with the Company instead of with another television station in San Francisco market in return for total consideration of $31,572,000. The Company paid $14,847,000 to the WB Network after the closing of the acquisition and will pay the remaining $16,725,000 over a five year period. The remaining payment is shown at its net present value on the Company's balance sheet using an effective interest rate of 7.75%. The acquisition has been accounted for under the purchase method of accounting and the results of operations are included in the Company's consolidated statement of operations from the date of acquisition. In approving the Company's acquisition of KBWB, the Federal Communications Commission (the "FCC") granted the Company a nine-month waiver of its current duopoly rule, enabling the Company to continue to operate KNTV in San Jose, California for nine months

                        GRANITE BROADCASTING CORPORATION

NOTE 2--ACQUISITIONS AND DISPOSITIONS (CONTINUED)

after the closing of the acquisition of KBWB. The Company has filed a petition for reconsideration of this ruling, requesting a permanent waiver of the duopoly rule or, alternatively, an interim duopoly waiver conditioned upon the outcome of the FCC's pending television ownership rulemaking proceeding. Chronicle Publishing Company, licensee of KRON-TV, San Francisco, California, has filed an opposition to the Company's petition for reconsideration. The Company also has filed a request to extend its nine month temporary waiver of the duopoly rule which expires on April 20, 1999 until nine months after the effective date of any FCC order in the pending television ownership rulemaking proceeding. Chronicle has filed an opposition to the Company's extension request.

    The following comprises the allocation of the purchase price:

Total Purchase Price..........................................  $205,322,000
Net liabilities acquired, principally film contract rights
  deferred tax liability and property and equipment...........   49,284,000
Broadcast license.............................................  (24,932,000)
Covenant not to compete.......................................  (30,000,000)
Network affiliation agreement.................................  (28,666,000)
                                                                -----------
Goodwill......................................................  $171,008,000
                                                                -----------
                                                                -----------

    The following table summarizes the unaudited consolidated pro forma results of operations for the years ended December 31, 1996, 1997 and 1998 assuming the acquisition of KBWB-TV and the disposition of WWMT-TV and WLAJ-TV had occurred as of January 1, 1997 and the acquisition of WDWB-TV had occurred as of January 1, 1996:

                                                   1996            1997            1998
                                              --------------  --------------  --------------
Net revenue.................................  $  147,231,000  $  147,580,000  $  157,452,000
Station operating expenses..................      78,577,000      84,925,000      88,596,000
Income (loss) before extraordinary item.....      (1,544,000)    (19,368,000)     41,731,000
Net income (loss)...........................      (4,435,000)    (24,937,000)     39,970,000
Per common share:
  Basic income (loss) before extraordinary
    item....................................  $        (2.96) $        (5.22) $         1.26
  Basic net income (loss)...................  $        (3.30) $        (5.86) $         1.09
  Diluted income (loss) before extraordinary
    item....................................  $        (2.96) $        (5.22) $         0.94
  Diluted net income (loss).................  $        (3.30) $        (5.86) $         0.84

                        GRANITE BROADCASTING CORPORATION

NOTE 3--PROPERTY AND EQUIPMENT

    The major classifications of property and equipment are as follows:

                                                                         DECEMBER 31,
                                                                 ----------------------------
                                                                     1997           1998
                                                                 -------------  -------------
Land...........................................................  $   2,537,708  $   1,853,704
Buildings and improvements.....................................     17,563,498     13,576,255
Furniture and fixtures.........................................      6,794,548      6,707,887
Technical equipment and other..................................     37,684,627     40,128,206
                                                                 -------------  -------------
                                                                    64,580,381     62,266,052
Less: Accumulated depreciation.................................     28,575,505     29,225,900
                                                                 -------------  -------------
Net property and equipment.....................................  $  36,004,876  $  33,040,152
                                                                 -------------  -------------
                                                                 -------------  -------------

NOTE 4--OTHER ACCRUED LIABILITIES

    Other accrued liabilities are summarized below:

                                                                           DECEMBER 31,
                                                                    --------------------------
                                                                        1997          1998
                                                                    ------------  ------------
Compensation and benefits.........................................  $  2,328,753  $  2,313,611
Taxes payable.....................................................     1,697,293     5,287,748
Other.............................................................     1,656,156     2,306,732
                                                                    ------------  ------------
Total.............................................................  $  5,682,202  $  9,908,091
                                                                    ------------  ------------
                                                                    ------------  ------------

NOTE 5--OTHER CURRENT LIABILITIES

    Other current liabilities are summarized below:

                                                                           DECEMBER 31,
                                                                    --------------------------
                                                                        1997          1998
                                                                    ------------  ------------
WB affiliation payment, net.......................................  $         --  $  2,909,227
Barter payable....................................................     1,354,085     2,023,280
Other.............................................................     1,871,518       831,375
                                                                    ------------  ------------
Total.............................................................  $  3,225,603  $  5,763,882
                                                                    ------------  ------------
                                                                    ------------  ------------

                        GRANITE BROADCASTING CORPORATION

NOTE 6--OTHER CURRENT ASSETS

    Other current assets are summarized below:

                                                                          DECEMBER 31,
                                                                   ---------------------------
                                                                       1997           1998
                                                                   -------------  ------------
Barter and other receivables.....................................  $   2,270,570  $  3,114,266
Escrow deposit related to station acquisition and other related
 costs...........................................................      6,470,000            --
Prepaid film contract rights.....................................        379,500     1,589,776
Insurance settlement receivable..................................             --     2,812,669
Other............................................................      1,838,672     2,111,096
                                                                   -------------  ------------
Total............................................................  $  10,958,742  $  9,627,807
                                                                   -------------  ------------
                                                                   -------------  ------------

NOTE 7--LONG-TERM DEBT

    The carrying amounts and fair values of the Company's long-term debt are as follows:

                                                     DECEMBER 31, 1997                 DECEMBER 31, 1998
                                              --------------------------------  --------------------------------
                                              CARRYING AMOUNT     FAIR VALUE    CARRYING AMOUNT     FAIR VALUE
                                              ----------------  --------------  ----------------  --------------
Senior Bank Debt............................   $  143,000,000   $  143,000,000   $   80,500,000   $   80,500,000
9 3/8% Senior Subordinated Notes, net of
 unamortized discount.......................       76,779,025       78,058,700       58,980,335       58,006,200
10 3/8% Senior Subordinated Notes...........      173,000,000      181,217,500      134,420,000      135,764,200
8 7/8% Senior Subordinated Notes, net of
 unamortized discount.......................               --               --      152,498,824      145,661,063
                                              ----------------  --------------  ----------------  --------------
Total.......................................   $  392,779,025   $  402,276,200   $  426,399,159   $  419,931,463
                                              ----------------  --------------  ----------------  --------------
                                              ----------------  --------------  ----------------  --------------

    The fair value of the Company's Senior Subordinated Notes is estimated based on quoted market prices. The carrying amount of the Company's borrowings under its credit facility approximates fair value.

    SENIOR BANK DEBT

    The Company's existing bank credit agreement was amended and restated on June 10, 1998 (as amended and restated the "Fourth Amended and Restated Credit Agreement" or the "Credit Agreement") to create a reducing revolving credit facility of up to $260,000,000 and permits additional borrowings of up to $240,000,000. The proceeds from this facility are available for acquisitions and for general working capital purposes as defined in the agreement.

    Outstanding principal balances under the Fourth Amended and Restated Credit Agreement bear interest at floating rates equal to LIBOR (the "LIBOR Rate") plus marginal rates between 0.875% and 2.5% or the prime rate plus marginal rates between 0.0% and 1.25%. The LIBOR Rate was 5.1825% plus a marginal rate of 2.375% at December 31, 1997. The LIBOR Rate was 5.6875% plus a marginal rate of 2.5% at December 31, 1998. The prime rate was 8.5% plus a marginal rate of 1.125% at December 31, 1997. The prime rate was 7.75% plus a marginal rate of 1.25% at December 31, 1998. The marginal rate is subject to change based upon changes in the ratio of outstanding principal balances to operating cash flow. The principal amount of the revolving loans are subject to reduction in installments commencing December 31, 2000 through December 31, 2005, when the final payment is due.

                        GRANITE BROADCASTING CORPORATION

NOTE 7--LONG-TERM DEBT (CONTINUED)

    The Fourth Amended and Restated Credit Agreement is secured by substantially all of the assets of the Company, as well as a pledge of all issued and outstanding shares of capital stock of the Company's present and future subsidiaries and guaranteed by all present and future subsidiaries of the Company. The Fourth Amended and Restated Credit Agreement requires the Company to maintain compliance with certain financial ratios. Other provisions place limitations on the incurrence of additional debt, payments for capital expenditures, prepayment of subordinated debt, merger or consolidation with or acquisition of another entity, the declaration or payment of cash dividends other than on the Cumulative Convertible Exchangeable Preferred Stock and other transactions by the Company.

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

    SENIOR SUBORDINATED NOTES

    In May 1995, the Company issued $175,000,000 aggregate principal amount of its 10 3/8% Senior Subordinated Notes (the "10 3/8% Notes") due May 15, 2005. On May 6, 1996, the Company purchased $2,000,000 face amount of its 10 3/8% Notes at a discount. During 1998, the Company repurchased a total of $38,580,000 face amount of its 10 3/8% Notes at prices ranging from 94% to 105.75%.

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

    The 10 3/8% Notes are subordinated in right of payment to all existing and future Senior Debt (as defined in the Indenture governing the 10 3/8% Notes) and rank PARI PASSU with all senior subordinated debt and senior to all subordinated debt of the Company. The Indenture governing the 10 3/8% Notes contains certain covenants that, among other things, limit the ability of the Company and its subsidiaries to incur debt, pay cash dividends on or repurchase capital stock, enter into agreements prohibiting the creation of liens or restricting the ability of a subsidiary to pay money or transfer assets to the Company, enter into certain transactions with their affiliates, dispose of certain assets and engage in mergers and consolidations.

    In February 1996, the Company completed an offering of $110,000,000 principal amount of its 9 3/8% Senior Subordinated Notes (the "9 3/8% Notes") due December 1, 2005. Proceeds from the sale of the 9 3/8% Notes were used to repay all then outstanding term loan and revolving credit borrowings under the Company's then existing bank credit agreement and for general working capital purposes. In 1996, the Company purchased $13,500,000 principal amount of its 9 3/8% Notes at a discount. In 1997, the Company purchased $19,405,000 principal amount of its 9 3/8% Notes at a discount. During 1998, the Company repurchased a total of $17,905,000 principal amount of its 9 3/8% Notes at a discount.

                        GRANITE BROADCASTING CORPORATION

NOTE 7--LONG-TERM DEBT (CONTINUED)

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

    The 9 3/8% Notes are subordinate in right of payment to all existing and future Senior Debt (as defined in the Indenture governing the 9 3/8% Notes) and rank PARI PASSU with all senior subordinated debt and senior to all subordinated debt. The provisions of the Indenture governing the 9 3/8% Notes contain certain covenants that, among other things, limit the ability of the Company and its subsidiaries to incur debt, make certain restricted payments, enter into certain transactions with their affiliates, dispose of certain assets, incur liens securing subordinated debt to the Company, engage in mergers and consolidations and restrict the ability of the subsidiaries of the Company to make distributions and transfers to the Company.

    In May 1998, the Company completed an offering of $175,000,000 principal amount of its 8 7/8% Senior Subordinated Notes, due May 15, 2008 (the "8 7/8% Notes"), at a discount, resulting in proceeds to the Company of $174,482,000. The proceeds of this offering were used to repay all of the then outstanding borrowings under the Company's then existing bank credit agreement and to repurchase $22,960,000 principal amount of its 10 3/8% Notes at a repurchase price of 105.75%. During the fourth quarter of 1998, the Company repurchased a total of $22,075,000 principal amount of its 8 7/8% Notes at prices ranging from 89% to 91%.

    The 8 7/8% Notes are redeemable in the event that on or before May 15, 2001 the Company receives net proceeds from the sale of its Capital Stock (other than Disqualified Stock (each as defined in the Indenture governing the 8 7/8% Notes)), in which case the Company may, at its option and from time to time, use all or a portion of any such net proceeds to redeem certain amounts of the 8 7/8% Notes with certain limitations. In addition, the 8 7/8% Notes are redeemable at any time on or after May 15, 2003 at the option of the Company, in whole or in part, at certain prices declining annually to 100% of the principal amount on or after May 15, 2006, plus accrued interest. The Company is required to offer to purchase all outstanding 8 7/8% Notes at 101% of the principal amount thereof plus accrued interest in the event of a Change of Control (as defined in the Indenture governing the 8 7/8% Notes).

    The 8 7/8% Notes are subordinate in right of payment to all existing and future Senior Debt (as defined in the Indenture governing the 8 7/8% Notes) and rank PARI PASSU with all senior subordinated debt and senior to all subordinated debt. The provisions of the Indenture governing the 8 7/8% Notes contain certain covenants that, among other things, limit the ability of the Company and its subsidiaries to incur debt, make certain restricted payments, enter into certain transactions with their affiliates, dispose of certain assets, incur liens securing subordinated debt of the Company, engage in mergers and consolidations and restrict the ability of the subsidiaries of the Company to make distributions and transfers to the Company.

    During 1996, 1997 and 1998, the Company recognized extraordinary losses of $2,891,250, $5,569,119 and $2,711,002, respectively, related to the aforementioned repurchases of subordinated debt, as well as the repayment of all then outstanding term loan and revolving credit borrowings under the then existing bank credit agreements in 1996 and 1998. Such extraordinary losses were the result of premiums paid and the write-off of related deferred financing fees, offset, in part, by gains recognized on that subordinated debt repurchased at a discount.

    There are no scheduled principal maturities on all long-term debt for the five years subsequent to December 31, 1998.

                        GRANITE BROADCASTING CORPORATION

NOTE 8--COMMITMENTS

    Future minimum lease payments under long-term operating leases as of December 31, 1998 are as follows:

1999.........................................  $1,490,000
2000.........................................   1,268,000
2001.........................................   1,158,000
2002.........................................   1,155,000
2003.........................................   1,045,000
2004 and thereafter..........................   3,730,000
                                               ----------
                                               $9,846,000
                                               ----------
                                               ----------

    Rent expense, including escalation charges, was $929,000, $1,038,000 and $1,314,000 for the years ended December 31, 1996, 1997 and 1998, respectively.

NOTE 9--REDEEMABLE PREFERRED STOCK

    SERIES A PREFERRED STOCK

    The Company authorized 100,000 shares of its Series A Convertible Preferred Stock ("Series A Stock"), par value $.01 per share, which were issued at an aggregate price of $1,210,000. All outstanding shares of the Series A Stock were converted into shares of the Company's Common Stock (Nonvoting), par value $.01 per share (the "Common Stock (Nonvoting)") in August 1995. Prior to conversion, dividends accrued on the Series A Stock at an annual rate of $.40 per share which accumulated, without interest, if unpaid. Accrued but unpaid dividends on the Series A Stock totaled $262,844 at December 31, 1997 and 1998. Accrued dividends are due and payable on the later of December 31, 1999 or the date on which such dividends may be paid under the Company's debt instruments.

    CUMULATIVE CONVERTIBLE EXCHANGEABLE PREFERRED STOCK

    The Company has authorized 3,000,000 shares of its Cumulative Convertible Exchangeable Preferred Stock (the "Cumulative Convertible Exchangeable Preferred Stock"), par value $.01 per share, of which 1,520,000 shares were issued on December 23, 1993 at a price of $25.00 per share. The Company also issued on December 23, 1993 300,000 shares of its Cumulative Convertible Exchangeable Preferred Stock valued at $7,500,000 as consideration for acquiring certain outstanding securities of Queen City III Limited Partnership, the then ultimate parent of WKBW. Holders of the Cumulative Convertible Exchangeable Preferred Stock are entitled to receive cash dividends at an annual rate of $1.9375 per share, payable quarterly on each March 15, June 15, September 15 and December 15 in each year, when, as and if declared by the Company's Board of Directors. Dividends on the Cumulative Convertible Exchangeable Preferred Stock are cumulative and accrue without interest, if unpaid.

    Each share of Cumulative Convertible Exchangeable Preferred Stock is convertible, at the option of the holder, into shares of Common Stock (Nonvoting). The Cumulative Convertible Exchangeable Preferred Stock is convertible into Common Stock (Nonvoting) on a 5 for 1 share basis. The current conversion price of the Cumulative Convertible Exchangeable Preferred Stock is $5.00 per share, subject to adjustment upon the occurrence of certain events. The Cumulative Convertible Exchangeable Preferred Stock is entitled to a preference of $25.00 per share plus accrued and unpaid dividends in the event of liquidation, dissolution or winding up of the Company ($31,183,400 liquidation value at December 31, 1998). The Company is required, to the extent permitted by loan agreements or indentures to which the

                        GRANITE BROADCASTING CORPORATION

NOTE 9--REDEEMABLE PREFERRED STOCK (CONTINUED)

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

12 3/4% CUMULATIVE EXCHANGEABLE PREFERRED STOCK

    In January 1997, the Company authorized 400,000 shares of its 12 3/4% Cumulative Exchangeable Preferred Stock (the "12 3/4% Cumulative Exchangeable Preferred Stock"), par value $.01 per share. In connection with the Company's acquisition of WDWB-TV, 150,000 shares of the 12 3/4% Cumulative Exchangeable Preferred Stock were issued in January 1997 at a price of $1,000 per share. Holders of the 12 3/4% Cumulative Exchangeable Preferred Stock are entitled to receive dividends at an annual rate of 12 3/4% per share payable semi-annually on April 1 and October 1 of each year. The Fourth Amended and Restated Credit Agreement allows for the payment of cash dividends on the 12 3/4% Cumulative Exchangeable Preferred Stock provided that the Company is in compliance with all covenants under the Fourth Amended and Restated Credit Agreement. The Company may elect to pay dividends prior to April 1, 2002 in additional shares of 12 3/4% Cumulative Exchangeable Preferred Stock. Dividends on the 12 3/4% Cumulative Exchangeable Preferred Stock are cumulative and accrue without interest, if unpaid.

    The 12 3/4% Cumulative Exchangeable Preferred Stock is entitled to a preferrence of $1,000 per share initially, plus accumulated and unpaid dividends in the event of liquidation or winding up of the Company ($190,335,500 liquidation value at December 31, 1998). The Company is required, subject to certain conditions, to redeem all of the 12 3/4% Cumulative Exchangeable Preferred Stock outstanding on April 1, 2009, at a redemption price equal to 100% of the then effective liquidation preference thereof, plus, without duplication, accumulated and unpaid dividends to the date of redemption.

    Subject to certain conditions, each share of the 12 3/4% Cumulative Exchangeable Preferred Stock is exchangeable, in whole or in part, at the option of the Company, for the Company's 12 3/4% Exchange Debentures (the "12 3/4% Exchange Debentures") on any scheduled dividend payment date at the rate of $1,000 principal amount of 12 3/4% Exchange Debentures for each share of 12 3/4% Cumulative Exchangeable Preferred Stock outstanding at the time of the exchange.

NOTE 10--STOCKHOLDERS' EQUITY

    STOCK OPTION PLANS

    The Company has a stock option plan (the "Stock Option Plan") for officers and certain key employees. On January 8, 1999, the Stock Option Plan was amended to increase the shares of Common Stock (Nonvoting) subject to options available for grant to 4,000,000 from 3,000,000. On February 23, 1999, the Stock Option Plan was further amended to increase the shares of Common Stock (Nonvoting) subject

                        GRANITE BROADCASTING CORPORATION

NOTE 10--STOCKHOLDERS' EQUITY (CONTINUED)

to options available for grant from 4,000,000 to 6,000,000. Options may be granted under the Stock Option Plan at an exercise price (for tax-qualified incentive stock options) of not less than 100% of the fair market value of the Common Stock (Nonvoting) on the date the option is granted, or 110% of such fair market value for option recipients who hold 10% or more of the Company's voting stock. The exercise price for nonqualified stock options may be less than, equal to or greater than the fair market value of the Common Stock (Nonvoting) on the date the option is granted. At December 31, 1997 and 1998, options granted under the Stock Option Plan were outstanding for the purchase of 2,071,750 and 1,803,125 shares of Common Stock (Nonvoting), respectively. Subsequent to December 31, 1998, the Company granted a total of 2,997,000 options under the Stock Option Plan.

    On March 1, 1994, the Company adopted a Director Stock Option Plan (the "Director Option Plan") providing for the grant, from time to time, of nonqualified stock options to non-employee directors of the Company to purchase an aggregate of 300,000 shares of Common Stock (Nonvoting). As of December 31, 1997 and 1998, options granted under the Director Option Plan were outstanding for the purchase of 265,100 and 250,100 shares of Common Stock (Nonvoting), respectively. Under the Director Option Plan as amended in 1995, at the end of the current triennial option period and each third anniversary thereafter all directors will automatically receive an option to purchase 18,000 shares of Common Stock (Nonvoting) ("Automatic Director Service Awards") as compensation for attendance at each regular quarterly meeting ("Regular Quarterly Meeting") during the triennial option period subsequent to the grant in lieu of cash compensation. In addition, under the Director Option Plan, directors receive options ("Automatic Committee Awards") for service on certain of the committees of the Board of Directors (each a "Committee"). Options become exercisable one year (or immediately in the case of Automatic Director Service Awards, or Automatic Committee Awards granted after February 27, 1997) from the date of attendance by a director at a Regular Quarterly Meeting or a Committee meeting, as applicable.

    The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"). Accordingly, no compensation expense has been recognized for the stock option plans. For purposes of SFAS 123 pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period; therefore, the impact on pro forma net income (loss) in 1996, 1997 and 1998 may not be representative of the impact in future years. The Company's pro forma information for years ended December 31, follows:

                                                     1996            1997           1998
                                                 -------------  --------------  -------------
Pro forma net income (loss)....................  $  (9,473,649) $  (10,301,413) $  40,900,956
Pro forma net income (loss) per share:
  Basic........................................         $(1.51)         $(3.70)         $1.49
  Diluted......................................         $(1.51)         $(3.70)         $1.08

    The fair value for each option grant was estimated at the date of grant using a binomial option pricing model with the following weighted-average assumptions for the various grants made during 1996, 1997 and 1998; risk-free interest rate of 5.77% and 5.92% in 1996, 5.67% in 1997 and 4.65% in 1998; no
dividend yield; expected volatility of 25% in 1996, and 38% in 1997 and 1998; and expected lives of two to three years in 1996 and three years in 1997 and 1998.

    The binomial option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models

                        GRANITE BROADCASTING CORPORATION

NOTE 10--STOCKHOLDERS' EQUITY (CONTINUED)

require the input of highly subjective assumptions including the expected stock price volatility. The Company's employee stock options have characteristics significantly different from those of traded options and changes in the subjective input assumptions can materially affect the fair value estimate.

                                                   1996                       1997                       1998
                                         -------------------------  -------------------------  -------------------------
                                                       WEIGHTED-                  WEIGHTED-                  WEIGHTED-
                                                        AVERAGE                    AVERAGE                    AVERAGE
                                                       EXERCISE                   EXERCISE                   EXERCISE
                                          OPTIONS        PRICE       OPTIONS        PRICE       OPTIONS        PRICE
                                         ----------  -------------  ----------  -------------  ----------  -------------
Outstanding at beginning of year.......   1,048,950    $    5.22     1,872,700    $   10.22     2,336,850    $    9.98
Granted................................   1,029,000        14.19       481,000         8.89       317,500        11.28
Exercised..............................    (200,750)        4.44       (12,350)        4.72       (20,125)        7.62
Forfeited..............................      (4,500)        7.10        (4,500)        9.75      (581,000)       15.97
                                         ----------                 ----------                 ----------
Outstanding at end of year.............   1,872,700        10.22     2,336,850         9.98     2,053,225         8.51
                                         ----------                 ----------                 ----------
                                         ----------                 ----------                 ----------
Exercisable at end of year.............     573,200         5.27     1,285,250         8.87     1,298,025         7.49
Weighted-average fair value of
  options granted during the year......       $3.01                      $2.84                      $3.36

                                                OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                                  ------------------------------------------------  ------------------------------
                                    NUMBER     WEIGHTED-AVERAGE                       NUMBER
                                  OUTSTANDING     REMAINING      WEIGHTED-AVERAGE   OUTSTANDING  WEIGHTED-AVERAGE
    RANGE OF EXERCISE PRICES      AT 12/31/98  CONTRACTUAL LIFE   EXERCISE PRICE    AT 12/31/98   EXERCISE PRICE
--------------------------------  -----------  ----------------  -----------------  -----------  -----------------
             $3-$7                   780,025       5.72 years        $    5.07         721,525       $    4.91
          $8.38-$12.44             1,273,200       7.49 years        $   10.61         576,500       $   10.71
                                  -----------                                       -----------
                                   2,053,225                                         1,298,025

    MANAGEMENT STOCK PLAN

    In April 1993, the Company adopted a Management Stock Plan providing for the grant from time to time of awards denominated in shares of Common Stock (Nonvoting) (the "Bonus Shares") to salaried executive employees of the Company. The Company has set aside a reserve of 1,000,000 shares of Common Stock (Nonvoting) for grant under the Management Stock Plan. Shares generally vest over a five-year period. As of December 31, 1998, the Company has allocated a total of 787,129 Bonus Shares pursuant to the Management Stock Plan, 530,854 of which had vested through December 31, 1998. For the years ended December 31, 1997 and 1998, 95,275 and 135,000 shares, respectively, were granted pursuant to the Management Stock Plan. The weighted-average grant-date fair value of those shares is $10.10 and $11.39, respectively.

    NON-EMPLOYEE DIRECTORS' STOCK PLAN

    In April of 1997, the Company adopted a Non-Employee Directors' Stock Plan (the "Director Stock Plan"), providing an annual grant of the Company's Common Stock (Nonvoting) to each eligible non-employee director of a number of shares equal to $20,000 divided by the fair market value of the Common Stock (Nonvoting) on the date of grant. The Company has set aside a reserve of 100,000 shares of Common Stock (Nonvoting) for grant under the Director Stock Plan. Shares granted vest immediately. For the years ended December 31, 1997 and 1998, 16,716 and 12,586 shares, respectively, were granted

                        GRANITE BROADCASTING CORPORATION

NOTE 10--STOCKHOLDERS' EQUITY (CONTINUED)

pursuant to the Director Stock Plan with weighted-average grant date fair values of $8.38 and $11.13, respectively.

    The total number of common shares outstanding at December 31, 1998 assuming conversion of all outstanding convertible preferred stock and exercise of all outstanding stock options is as follows:

Class A Common Stock.........................     178,500
Common Stock (Nonvoting).....................  11,608,032
Conversion of Cumulative Convertible
  Exchangeable Preferred Stock...............   6,236,680
Stock option plans...........................   2,053,225
                                               ----------
                                               20,076,437
                                               ----------
                                               ----------

NOTE 11--INCOME TAXES

    The Company files a consolidated federal income tax return for its entities with the exception of the subsidiary that holds the investment in WKBW. As of January 1, 1999, the operations of WKBW will be included in the Company's consolidated federal tax return. For all periods presented, the Company provides for income taxes as required under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Under SFAS No. 109, the Company records income taxes using a liability approach for financial accounting and reporting which results in the recognition and measurement of deferred tax assets based on the likelihood of realization of tax benefits in future years.

    The provision for income taxes for the years ended December 31 consists of the following:

                                                           1996         1997          1998
                                                        ----------  ------------  ------------
Current taxes:
  Federal.............................................  $       --  $         --  $    958,000
  State...............................................     375,000       422,000       731,000
                                                        ----------  ------------  ------------
                                                           375,000       422,000     1,689,000

Deferred taxes:
  Federal.............................................     285,700       844,212     7,469,000
  State...............................................     100,300       350,000       142,000
                                                        ----------  ------------  ------------
                                                           386,000     1,194,212     7,611,000
                                                        ----------  ------------  ------------
Provision for income taxes............................  $  761,000  $  1,616,212  $  9,300,000
                                                        ----------  ------------  ------------
                                                        ----------  ------------  ------------

    The provision for income taxes for the years ended December 31, 1996, 1997 and 1998 is comprised of a non-cash provision for income taxes relating to WKBW of $975,000, $1,730,561 and $719,215, respectively. Also included are the provisions for state and local taxes.

                        GRANITE BROADCASTING CORPORATION

NOTE 11--INCOME TAXES (CONTINUED)

    Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the Company's deferred tax asset and liability as of December 31 are as follows:

                                                                         DECEMBER 31,
                                                                 ----------------------------
                                                                     1997           1998
                                                                 -------------  -------------
Deferred tax liability:
Deferred tax liability from excess carrying value of non-
  goodwill intangible assets over tax basis....................  $  46,918,623  $  94,519,337
Other..........................................................             --        933,286
                                                                 -------------  -------------
Total deferred tax liability...................................     46,918,623     95,452,623
Deferred tax assets:
  Net operating loss carryforward..............................     33,183,110     16,185,619
  Alternative minimum tax credit...............................             --        958,407
  Other........................................................        187,122             --
                                                                 -------------  -------------
Total deferred tax assets......................................     33,370,232     17,144,026
Valuation allowance............................................    (10,254,066)            --
                                                                 -------------  -------------
Net deferred tax assets........................................     23,116,166     17,144,026
                                                                 -------------  -------------
Net deferred tax liability.....................................  $  23,802,457  $  78,308,597
                                                                 -------------  -------------
                                                                 -------------  -------------

    The difference between the U.S. federal statutory tax rate and the Company's effective tax rate for the years ended December 31 is as follows:

                                               1996    1997    1998
                                               -----   -----   -----
U.S. statutory rate..........................  (35.0%) (35.0%)  35.0%
Nondeductible amortization...................   22.2    35.5     1.9
State and local taxes........................    9.3    35.1     1.1
(Decrease) increase in valuation allowance...   18.3    51.7   (19.2)
                                               -----   -----   -----
Effective tax rate...........................   14.8%   87.3%   18.8%
                                               -----   -----   -----
                                               -----   -----   -----

    At December 31, 1998, the Company had a net operating loss carryforward for federal tax purposes of approximately $26,000,000 which may be subject to limitation under Section 382 of the Internal Revenue Code. As of January 1, 1999, the operations of WKBW will be included in the Company's federal consolidated tax return. The Company's ability to utilize WKBW net operating losses of approximately $18,000,000 may be subject to limitation under the federal income tax provisions. The Company's net operating losses will expire no sooner than December 31, 2004.

    In 1998, the Company released the valuation allowance as it was more likely than not that deferred tax assets would be realized in the future.

NOTE 12--DEFINED CONTRIBUTION PLAN

    The Company has a trusteed profit sharing and savings plan (the "Plan") covering substantially all of its employees. Contributions by the Company to the Plan are based on a percentage of the amount of

                        GRANITE BROADCASTING CORPORATION

NOTE 12--DEFINED CONTRIBUTION PLAN (CONTINUED)

employee contributions to the Plan and are made at the discretion of the Board of Directors. Company contributions, which are funded monthly, amounted to $642,000, $718,000 and $792,000 for the years ended December 31, 1996, 1997 and
1998, respectively.

NOTE 13--RELATED PARTY

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

    In 1998, the Company lent one of its officers $825,000. The loan is a term loan which provides for an annual interest rate of 7.50%, payable annually on April 30 of each year with all principal and remaining interest due December 1, 2003.

NOTE 14--SUBSEQUENT EVENT

    The Company is currently evaluating proposals for the sale of KEYE. Proceeds from the sale of the station would be used to reduce the Company's indebtedness, thereby providing the Company with additional flexibility to improve its capital structure and lower its cost of capital.

NOTE 15--PRICE RANGE OF COMMON STOCK (NONVOTING) AND CUMULATIVE CONVERTIBLE EXCHANGEABLE PREFERRED STOCK (UNAUDITED)

    The Company's Common Stock (Nonvoting) is traded in the over-the-counter market and is quoted on the Nasdaq National Market under the symbol "GBTVK." The following table sets forth the closing

                        GRANITE BROADCASTING CORPORATION

NOTE 15--PRICE RANGE OF COMMON STOCK (NONVOTING) AND CUMULATIVE CONVERTIBLE EXCHANGEABLE PREFERRED STOCK (UNAUDITED) (CONTINUED)

market price ranges per share of Common Stock (Nonvoting) during 1997 and 1998, as reported by Nasdaq:

1997                                                            HIGH                  LOW
------------------------------------------------------        --------               ------
First Quarter.........................................  $      11  1/4        $       9  1/2
Second Quarter........................................         10  7/8                8  1/8
Third Quarter.........................................         12  7/8                9  7/8
Fourth Quarter........................................         11  1/2                8  7/8


1998
------------------------------------------------------
First Quarter.........................................  $      12  1/4        $       8  7/8
Second Quarter........................................         12  1/8               10  7/8
Third Quarter.........................................         13  1/2                5  3/4
Fourth Quarter........................................          6  7/8                4

    As of February 19, 1999 the closing price per share for the Company's Common Stock (Nonvoting), as reported by Nasdaq was $6.125 per share.

    The Cumulative Convertible Exchangeable Preferred Stock is traded in the over-the-counter market and is quoted on the OTC Bulletin Board under the symbol "GBTVP". The following table sets forth the closing market price ranges per share of Cumulative Convertible Exchangeable Preferred Stock during 1997 and 1998:

1997                                                          HIGH                  LOW
----------------------------------------------------        --------              --------
First Quarter.......................................  $      58             $      49
Second Quarter......................................  $      56  7/8        $      43  3/8
Third Quarter.......................................  $      64  3/4        $      50  1/8
Fourth Quarter......................................  $      58  7/8        $      45


1998
----------------------------------------------------
First Quarter.......................................  $      62  5/8        $      45
Second Quarter......................................  $      59  19/64      $      54
Third Quarter.......................................  $      66  1/2        $      30
Fourth Quarter......................................  $      34  11/16      $      20

    As of February 19, 1999, the closing price for the Company's Cumulative Convertible Exchangeable Preferred Stock, was $35 per share.

                                  SCHEDULE II
                        GRANITE BROADCASTING CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS

                                                 BALANCE AT       ACQUIRED        AMOUNT CHARGED      AMOUNT      BALANCE
ALLOWANCE FOR                                    BEGINNING      ALLOWANCE FOR        TO COSTS        WRITTEN       AT END
DOUBTFUL ACCOUNTS                                 OF YEAR     DOUBTFUL ACCOUNTS    AND EXPENSES       OFF(1)      OF YEAR
-----------------------------------------------  ----------  -------------------  ---------------  ------------  ----------
For the year ended December 31, 1996...........  $  505,759              --         $   212,665     $  326,514   $  391,910

For the year ended December 31, 1997...........     391,910             134             396,829        380,583      408,290

For the year ended December 31, 1998...........     408,290              --             466,945        450,945      424,290

------------------------

(1) Net of recoveries.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth information concerning the executive officers and directors of the Company as of March 22, 1999(1):

NAME                                     AGE                                     POSITION
-----------------------------------      ---      ----------------------------------------------------------------------

W. Don Cornwell(2).................          51   Chairman of the Board, Chief Executive Officer and Director
Stuart J. Beck(2)..................          52   President, Secretary and Director
Robert E. Selwyn, Jr...............          55   Chief Operating Officer and Director
Lawrence I. Wills..................          38   Vice President--Finance and Controller
Ellen McClain......................          34   Vice President--Corporate Development and Treasurer
James L. Greenwald(3)..............          71   Director
Martin F. Beck(3)..................          81   Director
Edward Dugger, III(3)..............          49   Director
Thomas R. Settle(2)(4).............          58   Director
Charles J. Hamilton, Jr.(4)........          51   Director

------------------------

(1) Vickee Jordan Adams and Mikael Salovaara, who served as directors of the Company in 1998, resigned as directors in March 1999 and January 1999, respectively.

(2) Member of the Stock Option Committee.

(3) Member of the Audit Committee.

(4) Member of the Compensation Committee and Management Stock Plan Committee.

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

    Mr. Stuart Beck is a founder of the Company and has been a member of the Board of Directors and Secretary of the Company since February 1988 and President of the Company since September 1991. Prior to founding the Company, Mr. Beck was an attorney in private practice of law in New York, New York and Washington, D.C. Mr. Beck is a member of the Board of The American Women in Radio and Television Society and of the Board of the Advertising Council. Mr. Beck received a Bachelor of Arts degree from Harvard College in 1968 and a Juris Doctor degree from Yale Law School in 1971. Mr. Beck is the son of Martin F. Beck.

    Mr. Selwyn has been Chief Operating Officer of the Company since September 19, 1996 and a member of the Board of Directors since May 11, 1998. Prior to joining the Company, Mr. Selwyn was employed by New World Communications, Inc. from May 1993 to June 1996 serving as Chairman and Chief Executive Officer of the New World Television Station Group. Mr. Selwyn received a bachelor of science degree from the University of Tennessee in 1968. From 1990 until 1993, Mr. Selwyn was the

President of Broadcasting for SCI Television, Inc. Mr. Selwyn was an officer of SCI Television, Inc. at the time that company filed a petition under Federal bankruptcy laws.

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

    Ms. McClain has been Vice President-Corporate Development and Treasurer of the Company since January 1994. Prior to joining Granite, Ms. McClain attended Harvard Business School, where she received a Masters degree in Business Administration in June 1993. From 1990 to 1991, Ms. McClain was an Assistant Vice President with Canadian Imperial Bank of Commerce, where she served as a lender in the Bank's Media Group and from 1986 to 1990 was employed by Bank of New England, N.A. in various capacities including as a lender in the Communications Group. Ms. McClain is a director of the National Association of Black Owned Broadcasters. Ms. McClain received a Bachelor of Arts Degree in Economics from Brown University in 1986.

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

    Mr. Hamilton has been a member of the Board of Directors of the Company since July 1992. Mr. Hamilton has been a partner in the New York law firm of Baule Fowler LLP since 1983. Mr. Hamilton received a Bachelor of Arts degree from Harvard College in 1969 and a Juris Doctor degree from Harvard Law School in 1975. Mr. Hamilton is a trustee of the National Urban League, Inc. and the Environmental Defense Fund. Mr. Hamilton is a member of the Board of Directors of the Phoenix House Foundation, Inc. He is a member of the Committee on Policy for Racial Justice of the Joint Center for Political and Economic Studies, Inc. in Washington, DC and is Chairman of the Board of Directors of the Higher Education Extension Service.

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

    Non-employee members of the Board of Directors were entitled to receive a fee of $2,500 for each Board of Directors meeting attended in person that was held prior to February 25, 1997. Pursuant to and in accordance with the terms and conditions of the Company's Director Stock Option Plan (the "Director Option Plan"), however, once every three years, each such director was permitted to elect (a "Triennial Election") to receive options to purchase shares of the Company's Common Stock (Nonvoting) ("Options"), in lieu of cash compensation, for attendance at regularly scheduled quarterly meetings of the Board ("Regular Quarterly Meetings") during the three years subsequent to the Triennial Election or until their earlier termination (the "Triennial Option Period"). At the end of the last Triennial Option Period, February 25, 1997, all non-employee directors automatically received (and will receive on each third year anniversary thereafter), in lieu of cash compensation, an option to purchase 18,000 shares of Common Stock (Nonvoting) ("Automatic Director Service Awards") as compensation for attendance at Regular Quarterly Meetings during the Triennial Option Period subsequent to the grant. Non-employee directors elected or appointed during the Triennial Option Period receive Options, in lieu of cash compensation, for the remaining portion of the Triennial Option Period.

    Since February 25, 1997, Options to purchase shares of Common Stock (Nonvoting) become exercisable on the date of attendance by a director at a Regular Quarterly Meeting in the following amounts: (i) 1,500 shares for attendance in person; or (ii) 500 shares for attendance by telephonic means. The exercise price of all Options is the fair market value of the Common Stock (Nonvoting) on the date of grant. The following directors elected to receive Options, in lieu of cash compensation, for the Triennial Option Period completed in February 1997: James L. Greenwald, Martin F. Beck, Thomas R. Settle and Charles J. Hamilton, Jr. See "Executive Compensation--Director Stock Option Plan."

    Under the Director Option Plan, non-employee directors receive Options ("Automatic Committee Awards") to purchase shares of Common Stock (Nonvoting) for service on certain of the committees of the Board of Directors (each a "Committee"). Automatic Committee Awards to purchase 1,500 shares of Common Stock (Nonvoting) become exercisable on the date of attendance, in person, at each regularly scheduled Committee meeting.

    In addition, under the Non-Employee Directors Stock Plan (as defined), non-employee directors of the Company receive each year a number of shares of Common Stock (Nonvoting) equal to $20,000 divided by the fair market value per share on the date of grant. As of March 22, 1999, 52,633 shares had been granted under the Non-Employee Directors Stock Plan.

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

    For fiscal year 1998, Mr. Stuart Beck did not report, on a timely basis, two transactions on two Form 4s. Mr. Selwyn did not report, on a timely basis, three transactions on three Form 4s. Mr. Settle did not report, on a timely basis, one transaction on one Form 4. In addition, Mr. Selwyn did not report, on a timely basis, three transactions on three Form 4s for fiscal year 1997. Mr. Martin Beck did not report on a timely basis, two transactions on one Form 4 for fiscal year 1997. All of the reports referred to above have been filed.

ITEM 11. EXECUTIVE COMPENSATION

    The following table sets forth the cash compensation paid by the Company to its Chief Executive Officer and each of its most highly compensated executive officers whose total cash compensation exceeded $100,000 for each of the three years in the period ended December 31, 1998:

                           SUMMARY COMPENSATION TABLE

                                                                                    LONG-TERM COMPENSATION
                                                                                            AWARDS
                                                                                   ------------------------
                                                                                                SECURITIES
                                                      ANNUAL COMPENSATION          RESTRICTED   UNDERLYING      ALL OTHER
NAME AND                                      -----------------------------------     STOCK      OPTIONS/     COMPENSATION
PRINCIPAL POSITION                              YEAR     SALARY ($)    BONUS ($)     AWARDS      SARS (#)        ($)(1)
--------------------------------------------  ---------  -----------  -----------  -----------  -----------  ---------------
W. Don Cornwell.............................       1998   $ 550,000    $ 448,300           --      150,000      $   5,000
  Chief Executive Officer                          1997     500,000      448,300(2)         --     166,000      $   4,750
                                                   1996     483,000      100,000           --      484,000          4,750

Stuart J. Beck..............................       1998   $ 550,000    $ 349,800           --      135,000      $   5,000
  President                                        1997     500,000      349,800(3)         --     135,000          4,750
                                                   1996     483,000      100,000           --      395,000          4,750

Robert E. Selwyn, Jr........................       1998   $ 362,000    $  72,000           --           --      $   5,000
  Chief Operating Officer                          1997     350,000       70,000           --           --          4,750
                                                   1996     102,083(4)         --     373,140(5)    150,000            --

Lawrence I. Wills...........................       1998   $ 136,500    $  35,000        6,000(6)         --     $   5,000
  Vice President--Finance and Controller           1997     130,000       26,000           --           --          3,250
                                                   1996     125,000       25,000      150,438(7)         --         3,125

Ellen McClain...............................       1998   $ 136,500    $  32,500        6,000(8)         --     $   5,000
  Vice President--Corporate Development            1997     130,000       26,000           --           --          3,250
  and Treasurer                                    1996     125,000       25,000      155,625(9)         --         3,125

------------------------

(1) Represents matching Company contributions under the Company's Employees' Profit Sharing and Savings (401(k)) Plan.

(2) Represents the bonus paid to Mr. Cornwell in April 1998 for services rendered in 1997.

(3) Represents the bonus paid to Mr. Beck in April 1998 for services rendered in 1997.

(4) Represents salary received from September 19, 1996, Mr. Selwyn's date of hire. Mr. Selwyn's annual salary under his employment contract with the Company was $350,000 for 1996 and 1997 and $362,000 for 1998.

(5) Represents the market value on the date of award of 30,000 Bonus Shares (as defined herein) awarded under the Company's Management Stock Plan on October 22, 1996. On December 31, 1997, 10,000 shares vested and 10,000 shares vested on December 31, 1998. An additional 10,000 shares will vest on December 31, 1999. Shares of Common Stock (Nonvoting) subject to an award of Bonus Shares are not deemed issued and outstanding until such Bonus Shares vest, and no shareholder rights, including the right to receive dividends, if any, will arise with respect thereto until the Bonus Shares vest.

(6) Represents the market value on the date of award of 1,000 Bonus Shares awarded under the Company's Management stock Plan on December 31, 1998.

(7) Represents the market value on the date of award of 14,500 Bonus Shares awarded under the Company's Management Stock Plan on July 25, 1996. On each of December 31, 1996, 1997 and 1998, 1,500 Bonus Shares vested. An additional 5,000 Bonus Shares will vest on each of December 31, 1999 and 2000. Shares of Common Stock (Nonvoting) subject to an award of Bonus Shares are not deemed issued and outstanding until such Bonus Shares vest, and no shareholder rights, including the right to receive dividends, if any, will arise with respect thereto until such Bonus Shares vest.

(8) Represents the market value on the date of award of 1,000 bonus Shares awarded under the Company's Management Stock Plan on December 31, 1998.

(9) Represents the market value on the date of award of 15,000 Bonus Shares awarded under the Company's Management Stock Plan on July 25, 1996. On each of December 31, 1996, 1997 and 1998, 2,500 Bonus Shares vested. An additional 2,500 Bonus Shares will vest on December 31, 1999, and 5,000 Bonus Shares will vest on December 31, 2000. Shares of Common Stock (Nonvoting) subject to an award of Bonus Shares are not deemed issued and outstanding until such Bonus Shares vest, and no shareholder rights, including the right to receive dividends, if any, will arise with respect thereto until such Bonus Shares vest.

EMPLOYMENT AGREEMENTS AND COMPENSATION ARRANGEMENTS

    Mr. Cornwell and Mr. Stuart Beck each have an employment agreement with the Company. The agreements provide for a two year employment term which is automatically renewed for subsequent two year terms unless advance notice of nonrenewal is given (the current term under such agreements, which were renewed in 1997, expires September 19, 1999). The base salary determined by the Compensation Committee of the Board of Directors was $483,000 for 1996, $500,000 for 1997 and $550,000 for 1998. The agreements stipulate that Mr. Cornwell and Mr. Beck will devote their full time and efforts to the Company and will not engage in any business activities outside the scope of their employment with the Company unless approved by a majority of the Company's independent directors. Under the agreements, Mr. Cornwell and Mr. Beck are permitted to exchange any or all of their shares of Voting Common Stock for shares of Common Stock (Nonvoting), provided that such exchange does not jeopardize the Company's status as a minority-controlled entity under FCC regulations and that, after such exchange is effected, there will continue to be shares of voting stock of the Company outstanding. In addition to the compensation set forth in the employment agreements, Mr. Cornwell and Mr. Beck are eligible to receive incentive bonus payments under the Company's incentive bonus plan and stock options under certain of the Company's stock option plans. See "--Stock Option Plan," "--Management Stock Plan" and "-- Target Cash Flow Stock Option Plan."

    Mr. Selwyn has an employment agreement with the Company. The current employment term was extended to January 31, 2003. The annual base salary determined by the Compensation Committee of the Board of Directors was $350,000 for 1996 and 1997 and $362,000 for 1998. The agreement stipulates that Mr. Selwyn will devote his full time and effort to the Company and will not engage in any business activities outside of the scope of his employment with the Company other than permitted thereunder. In addition to his base salary, Mr. Selwyn is eligible to receive shares of the Company's Common Stock (Nonvoting) under the Management Stock Plan, has been granted options to purchase shares of Common Stock (Nonvoting) under the Stock Option Plan and is eligible to participate in the Company's Employee Stock Purchase Plan. See "--Employee Stock Purchase Plan," "--Stock Option Plan" and "-- Management Stock Plan."

    Under an employment arrangement with the Company, Mr. Wills is eligible to receive an annual cash bonus based upon the Company's financial performance during that year, such bonus to be determined by Messrs. Cornwell and Beck. Mr Wills's 1998 base salary was fixed at $136,500.

    Under an employment arrangement with the Company, Ms. McClain is eligible to receive an annual cash bonus based upon the Company's financial performance during that year, such bonus to be determined by Messrs. Cornwell and Beck. Ms. McClain's 1998 base salary was fixed at $136,500.

401(k) PROFIT SHARING AND SAVINGS PLAN

    Effective January 1990, the Company adopted the Granite Broadcasting Corporation Employees' Profit Sharing and Savings (401(k)) Plan (the "401(k) Plan") for the purpose of providing retirement benefits for substantially all of its employees. Contributions to the 401(k) Plan are made by both the employee and the Company. The Company matches 50% of that part of an employee's deferred compensation which does not exceed 5% of such employee's salary. Company-matched contributions vest at a rate of 20% for each year of an employee's service to the Company.

    A contribution to the 401(k) Plan of $792,000 was charged to expense for 1998.

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

STOCK OPTION PLAN

    In April 1990, the Company adopted a Stock Option Plan (the "Stock Option Plan") providing for the grant, from time to time, of Options to key employees, officers and directors of the Company or its affiliates (collectively, the "Participating Persons") to purchase shares of Common Stock (Nonvoting). On April 23, 1996, 166,000 Options were granted to Mr. Cornwell and 135,000 Options were granted to Mr. Stuart Beck. On April 25, 1996, 318,000 Options were granted to Mr. Cornwell and 260,000 Options were granted to Mr. Beck. On September 19, 1996, 150,000 Options were granted to Mr. Selwyn. On April 29, 1997, the Stock Option Plan was amended to increase the shares of Common Stock (Nonvoting) subject to Options available for grant under the plan to 3,000,000 from 2,000,000. On April 29, 1997, 166,000 Options were granted to Mr. Cornwell and 135,000 Options were granted to Mr. Beck. On April 28, 1998, 150,000 Options were granted to Mr. Cornwell and 135,000 Options were granted to Mr. Beck. The Stock Option Plan was amended on January 6, 1999 and February 23, 1999 to increase the shares of Common Stock (Nonvoting) subject to Options available for grant under the plan to 4,000,000 and 6,000,000, respectively. On January 6, 1999, 150,000 Options were granted to Mr. Cornwell and 135,000 Options were granted to Mr. Beck. In addition, 150,000 Options were granted to Mr. Selwyn, and 50,000 Options were granted to each of Mr. Wills and Ms. McClain. On February 23, 1999, 1,010,000 Options were granted to Mr. Cornwell and 827,000 Options were granted to Mr. Beck. As of March 22, 1999, Options granted under the Stock Option Plan were outstanding for the purchase of 4,744,125 shares of Common Stock (Nonvoting).

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

    The Stock Option Plan is administered by a committee consisting of not less than three members of the Board of Directors appointed by the Board. Subject to the provisions of the Stock Option Plan, the committee is empowered to, among other things, grant Options under the Stock Option Plan; determine which employees may be granted Options under the Stock Option Plan; the type of Option granted (ISO or NQSO); the number of shares subject to each Option; the time or times at which Options may be granted and exercised and the exercise price thereof; construe and interpret the Stock Option Plan; determine the terms of any option agreement pursuant to which Options are granted (an "Option Agreement"); and amend any Option Agreement with the consent of the recipient of Options (the "Optionee"). Notwithstanding the foregoing, grants under the Stock Option Plan to officers of the Company and holders of 10% or more of the Voting Common Stock are made by the disinterested members of the Board of Directors of the Company. The Board of Directors may amend or terminate the Stock Option Plan at any time, except that approval of the holders of a majority of the outstanding Voting Common Stock of the Company is required for amendments which decrease the minimum option price for ISOs, extend the term of the Stock Option Plan beyond 10 years or the maximum term of the Options granted beyond 10 years, withdraw the administration of the Stock Option Plan from the committee, change the class of eligible employees, officers or directors or increase the aggregate number of shares which may be issued pursuant to the provisions of the Stock Option Plan. Notwithstanding the foregoing, the Board of Directors may, without the need for shareholder approval, amend the Stock Option Plan in any respect to qualify ISOs as Incentive Stock Options under Section 422 of the Code.

    Options granted to each of Mr. Cornwell and Mr. Stuart Beck in February 1999 will vest as follows: (i) approximately 30% will become exercisable at the time the closing stock price on the Nasdaq National Market of the Common Stock (Nonvoting) averages $15 or more for 10 consecutive business days; (ii) approximately 30% will become exercisable at the time the closing stock price on the Nasdaq National Market of the Common Stock (Nonvoting) averages $20 or more for 10 consecutive business days; and (iii) the remainder become exercisable in varying percentages on various dates from February 23, 2000 through February 23, 2004. Options granted to each of Mr. Cornwell and Mr. Beck in January 1999 will vest as follows: (i) 20% will become exercisable on each of January 8, 2000, 2001, 2002 and 2003; (ii) approximately 9% will become exercisable on January 1, 2004; and (iii) approximately 11% will become exercisable on January 8, 2004. Options granted to each of Mr. Cornwell and Mr. Beck in April 1998 will vest as follows: 20% will become exercisable on each of April 28, 1999, 2000, 2001, 2002 and 2003. Options granted to each of Mr. Cornwell and Mr. Beck in April 1997 vest as follows: (i) 40% of the Options granted became exercisable on April 29, 1998; (ii) 30% will become exercisable on April 29, 1999; and (iii) 10% will become exercisable on each of April 29, 2000, 2001 and 2002. Options granted to Mr. Cornwell on April 23, 1996 vest as follows: (i) approximately 6% became exercisable on each of December 1, 1996, 1997 and 1998; (ii) approximately 31% became exercisable on April 23, 1997; (iii) approximately 24% became exercisable on April 23, 1998; and (iv) the remainder become exercisable in varying percentages on various dates from April 23, 1999 through April 23, 2001. Options granted to Mr. Beck on April 23, 1996 vest as follows: (i) approximately 7% became exercisable on each of December 1, 1996, 1997 and 1998; (ii) approximately 27% became exercisable on April 23, 1997; (iii) approximately 20% became exercisable on April 23, 1998; and (iv) the remainder become exercisable in varying percentages on various dates from April 23, 1999 through April 23, 2001. The Options granted to each of Mr. Cornwell and Mr. Beck on April 25, 1996 all expired on October 23, 1998. Options granted to Mr. Selwyn in January 1999 will vest as follows: approximately 33% become exercisable on each of December 31, 2000, 2001 and 2002. Of the Options granted to Mr. Selwyn in 1996, approximately 5% became exercisable on each of December 30, 1996, 1997 and 1998, approximately 42% became exercisable on December 31, 1997, approximately 11% became exercisable on December 31, 1998 and the remaining options become exercisable in varying percentages from December 30, 1999 through January 1, 2000. Of the Options granted to Mr. Wills and Ms. McClain in January 1999, 25% will vest on each of December 31, 1999, 2000, 2001 and 2002.

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

MANAGEMENT STOCK PLAN

    In April 1993, the Company adopted a Management Stock Plan (the "Management Stock Plan") providing for the grant from time to time of awards denominated in shares of Common Stock (Nonvoting) (the "Bonus Shares") to all salaried executive employees of the Company. The purpose of the Management Stock Plan is to keep senior executives in the employ of the Company and to compensate such executives for their contributions to the growth and profits of the Company and its subsidiaries. On April 28, 1998, the Company increased the reserve of shares of Common Stock (Nonvoting) for grant under the Management Stock Plan to 1,000,000 from 750,000. All salaried executive employees (including officers and directors, except for persons serving as directors only) are eligible to receive a grant under the Management Stock Plan. The Management Stock Plan is administered by a committee appointed by the Board of Directors which consists of not less than two members of the Board of Directors (the "Management Stock Plan Committee"). Pursuant to Board resolution, the members of the Compensation Committee constitute the members of the Management Stock Plan Committee. The Management Stock Plan Committee, from time to time, selects eligible employees to receive a discretionary bonus of Bonus Shares based upon such employee's position, responsibilities, contributions and value to the Company and such other factors as the Management Stock Plan Committee deems appropriate. The Management Stock Plan Committee has discretion to determine the date on which the Bonus Shares allocated to an employee will be issued to such employee. The Management Stock Plan Committee may, in its sole discretion, determine what part of an award of Bonus Shares is paid in cash and what part of an award is paid in the form of Common Stock (Nonvoting). Any cash payment will be made to such employee as of the date the corresponding Bonus Shares would otherwise be issued to such employee and shall be in an amount equal to the fair market value of such Bonus Shares on that date.

    As of March 22, 1999, the Company has allocated a total of 804,729 Bonus Shares pursuant to the Management Stock Plan, 530,854 of which had vested through March 22, 1999. Each allocation provides for the vesting of a percentage of the award on each December 31 after the date of the allocation.

DIRECTOR STOCK OPTION PLAN

    On March 1, 1994, the Company adopted a Director Stock Option Plan (the "Director Option Plan") providing for the grant, from time to time, of Options to non-employee directors of the Company ("Director Participants") to purchase Common Stock (Nonvoting). The number of shares of Common Stock (Nonvoting) allocated for grant under the Director Option Plan is 300,000. As of March 22, 1999, Options granted under the Director Option Plan were outstanding for the purchase of 224,300 shares of Common Stock (Nonvoting).

    The Director Option Plan provides for the grant of NQSOs to Director Participants. Under the plan, once every three years, each director was permitted to make an irrevocable Triennial Election to receive Options, in lieu of cash compensation, for attendance in person at each Regular Quarterly Meeting during the Triennial Option Period covered by such election. On February 25, 1997, the end of the last Triennial Option Period, however, all non-employee directors automatically received (and each third year anniversary thereafter will receive) an option to purchase 18,000 shares of Common Stock (Nonvoting) as compensation for attendance at Regular Quarterly Meetings during the Triennial Option Period subsequent to the grant in lieu of cash compensation. Non-employee directors elected or appointed during the course of a Triennial Option Period receive Options, in lieu of cash compensation, for the remaining portion of such Triennial Option Period. In addition, under the Director Option Plan, non-employee directors receive Automatic Committee Awards for certain committees of the Board of Directors on which they serve.

    Since February 25, 1997, Options to purchase shares of Common Stock (Nonvoting) become exercisable on the date of attendance by director at a Regular Quarterly Meeting in the following amounts: (i) 1,500 shares for attendance in person; or (ii) 500 shares for attendance by telephonic means. Automatic Awards to purchase 1,500 shares of Common Stock (Nonvoting) become exercisable on the date of attendance in person on each regularly scheduled Committee meeting. The exercise price per share of all Options is the fair market value on the date of grant.

NON-EMPLOYEE DIRECTORS STOCK PLAN

    On April 29, 1997, the Company adopted a Non-Employee Directors Stock Plan (the "Non-Employee Directors Stock Plan") for the purpose of providing a means to attract and retain highly qualified persons to serve as non-employee directors of the Company and to enable such persons to acquire or increase a proprietary interest in the Company. The Non-Employee Directors Stock Plan provides that on April 29, 1997 and 1998, and on January 1st of each subsequent calendar year during the term of the Non-Employee Directors Stock Plan, non-employee directors of the Company ("Directors Stock Plan Participants") shall receive a number of shares of Common Stock (Nonvoting) equal to $20,000 divided by the fair market value per share on the date of grant. The number of shares of Common Stock (Nonvoting) available for issuance under the Non-Employee Directors Stock Plan is 100,000. Each Directors Stock Plan Participant may elect to defer the payment of shares of Common Stock (Nonvoting) by filing an irrevocable written election with the Secretary of the Company.

    The Non-Employee Directors Stock Plan, unless earlier terminated by action of the Board of Directors, will terminate at such time as no shares remain available for issuance under the Non-Employee Directors Stock Plan and the Company and the Directors Stock Plan Participants have no further rights or obligations under the Non-Employee Directors Stock Plan.

    As of March 22, 1999, 52,633 shares had been granted under the Non-Employee Directors Stock Plan.

    The following table sets forth information with respect to Options granted to the executive officers of the Company during 1998.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                                POTENTIAL REALIZABLE
                                                  INDIVIDUAL GRANTS                               VALUE AT ASSUMED
                                     -------------------------------------------                  ANNUAL RATES OF
                                                     % OF TOTAL                                     STOCK PRICE
                                                    OPTIONS/SARS                                  APPRECIATION FOR
                                                     GRANTED TO     EXERCISE OF                     OPTION TERM
                                     OPTIONS/SARS   EMPLOYEES IN    BASE PRICE     EXPIRATION   --------------------
NAME                                  GRANTED(#)    FISCAL YEAR    ($ PER SHARE)      DATE       5% ($)    10% ($)
-----------------------------------  ------------   ------------   -------------   ----------   --------  ----------
W. Don Cornwell....................    123,000          43.4%         $11.125      4/28/2008    $864,762  $2,191,476
                                        26,400           9.3%          12.238      4/28/2003      89,262     197,246

Stuart J. Beck.....................    108,600          38.1%          11.125      4/28/2008     759,815   1,925,520
                                        26,400           9.3%          12.238      4/28/2003      89,262     197,246

    The following table sets forth, as of December 31, 1998, the number of options and the value of unexercised options held by the Company's executive officers who held options as of that date, and the options exercised and the consideration received therefor by such persons during fiscal 1998.

                        AGGREGATED OPTION/SAR EXERCISES
                            IN LAST FISCAL YEAR AND
                            FY-END OPTION/SAR VALUES

                                                                          NUMBER OF SECURITIES
                                                                         UNDERLYING UNEXERCISED    VALUE OF UNEXERCISED
                                                                               OPTIONS AT          IN-THE-MONEY OPTIONS
                                                                            DECEMBER 31, 1998     AT DECEMBER 31, 1998($)
                                     SHARES ACQUIRED         VALUE       -----------------------  -----------------------
NAME                                 ON EXERCISE(#)       REALIZED($)    EXERCISABLE/UNEXERCISABLE EXERCISABLE/UNEXERCISABLE
---------------------------------  -------------------  ---------------  -----------------------  -----------------------
W. Don Cornwell..................              --                 --          430,200/336,800          $360,000/--
Stuart J. Beck...................              --                 --          514,600/287,900           551,250/83,430
Robert E. Selwyn, Jr.............              --                 --          104,000/ 46,000                --/--
Lawrence I. Wills................              --                 --            3,750/--                  2,813/--
Ellen McClain....................              --                 --               --/--                     --/--

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    During 1998, Thomas R. Settle, Charles J. Hamilton, Jr. and Mikael Salovaara (who resigned as a director in 1999) served as members of the Compensation Committee of the Board of Directors of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information, as of March 22, 1999, regarding beneficial ownership of the Company's Voting Common Stock by each shareholder who is known by the Company to own beneficially more than 5% of the outstanding Voting Common Stock, each director, each executive officer and all directors and officers as a group, and beneficial ownership of: (i) the Company's Common Stock (Nonvoting) (assuming conversion of all preferred stock and exercise of all options for the purchase of Common Stock (Nonvoting), which conversion or exercise is at the option of the holder within sixty (60) days); and (ii) the Company's Cumulative Convertible Exchangeable Preferred Stock, by each director, each executive officer and all directors and officers as a group. The Company also has 153,241 shares of its 12 3/4% Cumulative Exchangeable Preferred Stock outstanding, none of which are owned by any officers or directors of the Company. Except as set forth in the footnotes to the table, each shareholder listed below has informed the Company that such shareholder has
(i) sole voting and investment power with respect to such shareholder's shares of stock, except to the extent that authority is shared by spouses under applicable law and (ii) record and beneficial ownership with respect to such shareholder's shares of stock.

                                                                                                             CUMULATIVE
                                                                                                             CONVERTIBLE
                                                                                                             EXCHANGEABLE
                                   VOTING COMMON STOCK                                                        PREFERRED
                                                                                                                STOCK
                                  ----------------------                                                     -----------
                                                                      COMMON STOCK (NONVOTING)
                                          SHARES          -------------------------------------------------    SHARES
                                    BENEFICIALLY OWNED                             PERCENT OF SHARES         BENEFICIALLY
                                                          NUMBER OF SHARES         BENEFICIALLY OWNED           OWNED
                                  ----------------------    BENEFICIALLY     ------------------------------  -----------
                                   NUMBER      PERCENT          OWNED         ACTUAL(1)   FULLY DILUTED(2)     NUMBER
                                  ---------  -----------  -----------------  -----------  -----------------  -----------
W. Don Cornwell.................     98,250        55.0%         917,300(3)         7.4%            4.7%          3,500
Stuart I. Beck..................     80,250        45.0%         843,662(4)         6.7%            4.3%         10,000
Robert E. Selwyn, Jr............                                 176,037(5)         1.5%          *                  --
Lawrence L. Wills...............                                  18,507(6)       *               *                  --
Ellen McClain...................                                  10,724          *               *                  --
Martin F. Beck..................                                 130,733(7)         1.1%          *               3,950
James J. Greenwald..............                                 128,946(8)         1.1%          *               1,000
Edward Dugger III...............                                  21,019(9)       *               *                  --
Thomas R. Settle................                                 103,331(10)      *               *               3,000
Charles J. Hamilton, Jr.........                                  47,469(11)      *               *                  --
All directors and officers as a
  group(10).....................    178,500       100.0%       2,397,728           17.9%           12.3%         21,450


                                    PERCENT
                                  -----------
W. Don Cornwell.................       *
Stuart I. Beck..................       *
Robert E. Selwyn, Jr............       *
Lawrence L. Wills...............       *
Ellen McClain...................       *
Martin F. Beck..................       *
James J. Greenwald..............       *
Edward Dugger III...............       *
Thomas R. Settle................       *
Charles J. Hamilton, Jr.........       *
All directors and officers as a
  group(10).....................         1.7%

------------------------

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

(3) Includes 555,200 shares issuable upon exercise of options granted to Mr. Cornwell under the Stock Option Plan which are exercisable at the option of the holder within sixty (60) days, 17,500 shares issuable upon the conversion of 3,500 shares of Cumulative Convertible Exchangeable Preferred Stock which are convertible at the option of the holder within sixty (60) days, and a total of 3,900 shares held by Mr. Cornwell's immediate family. Mr. Cornwell disclaims beneficial ownership with respect to such 3,900 shares. The business address of Mr. Cornwell is Granite Broadcasting Corporation, 767 Third Avenue, 34th Floor, New York, New York, 10017.

(4) Includes 618,200 shares issuable upon exercise of options granted to Stuart
    J. Beck under the Stock Option Plan which are exercisable at the option of the holder within sixty (60) days, and 50,000 shares issuable upon the conversion of 10,000 shares of Cumulative Convertible Exchangeable Preferred Stock which are convertible at the option of the holder within sixty (60) days, and a total of 8,000 shares held in trust for Mr. Beck's children. Mr. Beck disclaims beneficial ownership with respect to such 8,000 shares. The business address of Mr. Stuart Beck is Granite Broadcasting Corporation, 767 Third Avenue, 34th Floor, New York, New York, 10017.

(5) Includes 104,000 shares issuable upon exercise of options to Mr. Selwyn under the Stock Option Plan which are exercisable at the option of the holder within sixty (60) days.

(6) Includes 3,750 shares issuable upon the exercise of options granted to Mr. Wills under the Stock Option Plan which are exercisable at the option of the holder within sixty (60) days.

(7) Includes 19,750 shares issuable upon the conversion of 3,950 shares (including 450 shares of such stock held by Mr. Beck's wife) of Cumulative Convertible Exchangeable Preferred Stock which are convertible at the option of the holder within sixty (60) days, 6,000 shares held by Mr. Beck's wife, 39,264 shares held by the Beck Foundation and 18,000 shares issuable upon exercise of options granted under the Directors' Stock Option Plan which are exercisable at the option of the holder within sixty (60) days. Mr. Beck disclaims beneficial ownership with respect to shares held by his spouse and by the Beck Foundation.

(8) Includes 5,000 shares issuable upon the conversion of 1,000 shares of Cumulative Convertible Exchangeable Preferred Stock which are convertible at the option of the holder within sixty (60) days and 40,900 shares issuable upon exercise of options granted under the Directors' Stock Option Plan which are exercisable at the option of the holder within sixty (60) days.

(9) Includes 13,500 shares issuable upon exercise of Options granted under the Directors' Stock Option Plan which are exercisable at the option of the holder within sixty (60) days.

(10) Includes 15,000 shares issuable upon the conversion of 3,000 shares of Cumulative Convertible Exchangeable Preferred Stock which are convertible at the option of the holder within sixty (60) days, 3,000 shares held by Mr. Settle's wife as custodian for his children, and 40,800 shares issuable upon exercise of options granted under the Directors' Stock Option Plan which are exercisable at the option of the holder within sixty (60) days. Mr. Settle disclaims beneficial ownership with respect to the shares held by his spouse as custodian for his children.

(11) Includes 39,700 shares issuable upon exercise of options granted under the Directors' Stock Option Plan, which are exercisable at the option of the holder within sixty (60) days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    In 1995, the Company made a loan to Mr. Cornwell, Chief Executive Officer and Chairman of the Board of Directors, in the amount of $348,660 and a loan to Mr. Stuart Beck, President and a member of the Board of Directors, in the amount of $221,200 to pay for certain personal taxes. Both loans are term loans providing for an annual interest rate of 9%, payable annually on April 1 of each year, with all principal and remaining interest due on December 29, 2004. As of March 22, 1999, the amount outstanding on such loans, including accrued interest, to Messrs. Cornwell and Beck was $386,139 and $244,980, respectively. During 1998, the largest amount outstanding on such loans, including accrued interest, to Messrs. Cornwell and Beck was $390,586 and $247,799, respectively.

    In April 1996, the Company made a loan to Mr. Cornwell in the amount of $886,875 to pay the exercise price incurred in connection with exercising options. In December 1996, the Company made a loan to Mr. Cornwell in the amount of $409,000 to pay certain personal taxes in connection with the exercise of such options. Each loan is a term loan which provides for an annual interest rate of 8%, payable annually, with all principal and remaining interest due on April 23 and December 31, 2001, respectively. In April 1997, the Company made a loan to Mr. Cornwell in the amount of $441,530 to pay certain personal taxes. The loan is a term loan which provides for an annual interest rate of 8%, payable annually, with all principal and remaining interest due on April 16, 2002. In December 1998, the Company made a loan to Mr. Cornwell in the amount of $825,000. The loan is a term loan which provides for an annual interest rate of 7.50%, payable annually, with all principal and remaining interest due on December 1, 2003. As of March 22, 1999 (i) the amount outstanding under the April 1996 loan, including accrued interest, was $973,986, (ii) the amount outstanding under the December 1996 loan, including accrued interest, was $449,173, (iii) the amount outstanding under the April 1997 loan, including accrued interest, was $484,898, and (iv) the amount outstanding under the December 1998 loan, including accrued interest was $844,250. During 1998, the largest amount outstanding, including accrued interest (i) on the April 1996 loan was $981,475, (ii) on the December 1996 loan was $452,720, (iii) on the April 1997 loan was $476,852, and (iv) on the December 1998 loan was $830,156.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a)1 Financial Statements

       GRANITE BROADCASTING CORPORATION

           Report of Independent Auditors

           Consolidated Statements of Operations for the Years Ended
             December 31, 1996, 1997 and 1998

           Consolidated Balance Sheets as of December 31, 1997 and
           1998

           Consolidated Statements of Stockholders' Equity (Deficit) for the Years Ended December 31, 1996, 1997 and 1998

           Consolidated Statements of Cash Flows for the Years Ended
             December 31, 1996, 1997 and 1998

           Notes to Consolidated Financial Statements

    (a)2 Financial Statement Schedule

       Schedule II--Granite Broadcasting Corporation: Valuation and Qualifying Accounts

    (a)3 Exhibits

   3.1(e)  Third Amended and Restated Certificate of Incorporation of the Company, as
           amended.

   3.2(e)  Amended and Restated Bylaws of the Company, as amended as of February 20, 1996.

   3.3(h)  Certificate of Designations of the Powers, Preferences and Relative,
           Participating, Optional and Other Special Rights of the Company's 12 3/4%,
           Cumulative Exchangeable Preferred Stock and Qualifications, Limitations and
           Restrictions Thereof.

   3.4     May 11, 1998 Amendment to Amended and Restated Bylaws of the Company.

  4.30(2)  Form of Indenture relating to the Company's Junior Subordinated Convertible
           Debentures issuable upon the exchange of the Company's Cumulative Convertible
           Exchangeable Preferred Stock.

  4.31(2)  Form of Junior Subordinated Convertible Debenture.

  4.35(g)  Fourth Amended and Restated Credit Agreement, dated as of June 10, 1998, among
           Granite Broadcasting Corporation, as Borrower, the Lenders listed therein, Bankers
           Trust Company, as Administrative Agent. The Bank of New York, as Documentation
           Agent, and Goldman Sachs Credit Partners L.P., Union Bank of California, N.A. and
           ABN AMRO Bank N.V., as Co-Agents.

  4.37(3)  Indenture, dated as of May 19, 1995, between Granite Broadcasting Corporation and
           United States Trust Company of New York for the Company's $175,000,000 Principal
           Amount 10 3/8% Senior Subordinated Notes due May 15, 2005.

  4.38(4)  Form of 10 3/8% Senior Subordinated Note due May 15, 2005.

  4.41(e)  Indenture, dated as of February 22, 1996, between Granite Broadcasting Corporation and The Bank of New York relating to the Company's $110,000,000 Principal Amount
           9 3/8% Series A Senior Subordinated Notes due December 1, 2005.

  4.42(e)  Form of 9 3/8% Series A Senior Subordinated Note due December 1, 2005.

  4.43(h)  Exchange and Registration Rights Agreement, dated as of January 31, 1997, by and between Granite Broadcasting Corporation and Goldman, Sachs & Co., BT Securities
           Corporation, Lazard Freres & Co. LLC and Salomon Brothers Inc.

  4.44(h)  Indenture, dated as of January 31, 1997, between Granite Broadcasting Corporation and The Bank of New York for the Company's 12 3/4% Series A Exchange Debentures
           and 12 3/4% Exchange Debentures due April 1, 2009.

  4.45(h)  Form of 12 3/4% Exchange Debenture due April 1, 2009 (included in the Indenture filed as Exhibit 4.44).

  4.49(p)  Indenture dated as of May 11, 1998, between the Company and The Bank of New York as Trustee, relating to the Company's 8 7/8% Senior Subordinated Notes due May 15,
           2008 (including form of note).

  4.50(q)  Exchange and Registration Rights Agreement dated as of May 11, 1998, between
           Granite Broadcasting Corporation and Goldman, Sachs & Co., Bear Stearns & Co. Inc.
           and Salomon Brothers Inc.

  10.1     Granite Broadcasting Corporation Stock Option Plan, as amended through February
           23, 1999.

  10.9(4)  Network Affiliation Agreement (KBJR-TV).

 10.10(4)  Network Affiliation Agreement (WEEK-TV).

 10.11(e)  Network Affiliation Agreement (KNTV(TV)).

 10.12(e)  Network Affiliation Agreement (WPTA-TV).

 10.13(1)  Employment Agreement dated as of September 20, 1991 between Granite Broadcasting
           Corporation and W. Don Cornwell.

 10.14(1)  Employment Agreement dated as of September 20, 1991 between Granite Broadcasting
           Corporation and Stuart J. Beck.

 10.15(p)  Granite Broadcasting Corporation Management Stock Plan, as amended through April
           28, 1998.

 10.19(k)  Granite Broadcasting Corporation Directors' Stock Option Plan, as amended on
           August 25, 1997.

 10.20(3)  Network Affiliation Agreement (WTVH-TV).

 10.21(4)  Network Affiliation Agreement (KSEE-TV).

 10.24(3)  Network Affiliation Agreement (KEYE-TV).

 10.25(c)  Granite Broadcasting Corporation Employee Stock Purchase Plan, dated February 28,
           1995.

 10.28(d)  Network Affiliation Agreement (WKBW).

 10.30(h)  Employment Agreement dated as of September 19, 1996 between Granite Broadcasting
           Corporation and Robert E. Selwyn, Jr.

 10.31(p)  Non-Employee Directors Stock Plan of Granite Broadcasting Corporation, as amended through April 28, 1998.

 10.32(i)  Stock Purchase Agreement, dated as of October 3, 1997, by and among Granite
           Broadcasting Corporation, Pacific FM Incorporated, James J. Gabbert and Michael P.
           Lincoln.

 10.33(j)  Purchase and Sale Agreement, dated as of February 18, 1998, among Granite
           Broadcasting Corporation, Freedom Communications, Inc., WWMT-TV, Inc., WLAJ, Inc.
           and WWMT License, Inc.

 10.34(m)  First Amendment to Purchase and Sale Agreement, dated as of July 20, 1998 among
           Granite Broadcasting Corporation, Pacific FM Incorporated, James J. Gabbert and
           Michael P. Lincoln.

 10.35(r)  Purchase and Sale Agreement, dated as of July 15, 1998, among Granite Broadcasting
           Corporation, WLAJ, Inc., WLAJ License, Inc., WWMT-TV, Inc. and WWMT-TV License,
           Inc.

 10.36(n)  Stock Purchase Agreement, dated as of June 26, 1998, between Granite Broadcasting
           Corporation and The Michael Lincoln Charitable Remainder Unitrust.

 10.37(o)  Stock Purchase Agreements, dated as of June 26, 1998, between Granite Broadcasting
           Corporation and The James J. Gabbert Charitable Remainder Unitrust.

  10.38    Extension Letter, dated February 28, 1999 between Granite Broadcasting Corporation and Robert E. Selwyn, Jr. extending the term of Mr. Selwyn's Employment Agreement to January 31, 2003.

  10.39    First Amendment, dated as of March 23, 1999, to the Fourth Amended and Restated
           Credit Agreement, dated as of June 10, 1998, by the among Granite Broadcasting
           Corporation, the Lenders listed therein and Bankers Trust Company, as
           Administrative Agent.

  21.      Subsidiaries of the Company.

  23.      Consent of Independent Auditors (Ernst & Young LLP).

  27.      Financial Data Schedule.

------------------------

(1) Incorporated by reference to the similarly numbered exhibits to the Company's Registration Statement No. 33-43770 filed on November 5, 1991.

(2) Incorporated by reference to the similarly numbered exhibits to Amendment No. 2 to Registration Statement No. 33-71172 filed December 16, 1993.

(3) Incorporated by reference to the similarly numbered exhibits to the Company's Registration Statement No. 33-94862 filed on July 21, 1995.

(4) Incorporated by reference to the similarly numbered exhibits to Amendment No. 2 to Registration Statement No. 33-94862 filed on October 6, 1995.

(c) Incorporated by reference to the similarly numbered exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, filed on March 29, 1995.

(d) Incorporated by reference to the similarly numbered exhibit to the Company's Current Report on Form 8-K filed on July 14, 1995.

(e) Incorporated by reference to the similarly numbered exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, filed on March 28, 1996.

(f) Incorporated by reference to the similarly numbered exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, as filed on August 13, 1996.

(g) Incorporated by reference to the similarly numbered exhibit to the Company's Current Report on Form 8-K, filed on July 1, 1998.

(h) Incorporated by reference to the similarly numbered exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed on March 21, 1997.

(i) Incorporated by reference to Exhibit Number 1 to the Company's Current Report on Form 8-K, filed on October 17, 1997.

(j) Incorporated by reference to Exhibit Number 1 to the Company's Current Report on Form 8-K, filed on March 2, 1998.

(k) Incorporated by reference to the similarly numbered exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, filed on May 1, 1998.

(m) Incorporated by reference to Exhibit Number 2.5 to the Company's Current Report on Form 8-K, filed on August 13, 1998.

(n) Incorporated by reference to Exhibit Number 2.3 to the Company's Current Report on Form 8-K, filed on July 1, 1998.

(o) Incorporated by reference to Exhibit Number 2.4 to the Company's Current Report on Form 8-K, filed on July 1, 1998.

(p) Incorporated by reference to the similarly numbered exhibit to the Company's Registration Statement No. 333-56327 filed on June 8, 1998.

(q) Incorporated by reference to Exhibit Number 99.3 to the Company's Registration Statement No. 333-56327 filed on June 8, 1998.

(r) Incorporated by reference to Exhibit Number 2.6 to the Company's Current Report on Form 8-K, filed on August 13, 1998.

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

3. Current Report on Form 8-K filed May 5, 1998, reporting the Company's intention to commence a private offering of $150 million of a new issue of Senior Subordinated Notes due 2008 to repay outstanding borrowings under the Company's credit facility and for general working capital purposes. No financial statements were filed at such time.

4. Current Report on Form 8-K filed July 1, 1998, reporting (i) definitive agreements entered into by and between the Company and The Michael Lincoln Charitable Remainder Unitrust and by and between the Company and The James Gabbert Charitable Remainder Unitrust, whereby the Company would acquire 49% of the outstanding stock of Pacific FM Incorporated, the owner of KOFY-TV, the WB affiliated station serving the San Francisco-Oakland-San Jose, California television market and (ii) the Company entering into a new credit agreement (the "Credit Agreement") providing for a senior secured revolving credit facility of $260,000,000 and borrowings of up to $240,000,000 on an uncommitted basis. No financial statements were filed at such time.

5. Current Report on Form 8-K filed August 13, 1998, reporting: (i) the Company's July 20, 1998 acquisition of 100% of the outstanding stock of Pacific FM Incorporated, a California corporation ("Pacific"), the owner of KBWB (then known as KOFY-TV ("KBWB"), the WB affiliated station serving the San Francisco-Oakland-San Jose television market (the "KBWB Acquisition");
    (ii) the Company's July 15, 1998 sale of the assets of WWMT; and (iii) the Company's intended concurrent acquisition and sale of substantially all of the assets of WLAJ to Freedom. The Company filed (a) audited balance sheets of KBWB as of June 30, 1997 and 1996, and related statements of operations and accumulated deficit and cash flows for the years then ended, and (b) pro forma condensed consolidated financial statements including (x) pro forma condensed consolidated statements of operations for the year ended December 31, 1997 and for the three months ended March 31, 1998 which give effect to (i) the acquisition of WDWB, the Company's WB affiliated station in Detroit, Michigan, which was acquired by the Company on January 31, 1997, (ii) the sale on May 11, 1998 of the Company's 8 7/8% Series A Senior Subordinated Notes due May 15, 2008 (the "Notes") and the application of the proceeds therefrom, (iii) the KBWB Acquisition and the related borrowings under the Credit Agreement, (iv) the dispositions of WWMT and WLAJ and (v) the refinancing of certain outstanding debentures with borrowings under the Credit Agreement, as if all such transactions occurred at January 1, 1997; and (y) pro forma condensed consolidated balance sheet as of March 31, 1998 which gives effect to (i) the sale of the Notes and application of the proceeds therefrom, (ii) the KBWB Acquisition and the related borrowings under the Credit Agreement and
    (iii) the disposition of WWMT and WLAJ, as if all such transactions occurred on March 31, 1998.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 31st day of March, 1999.

                                GRANITE BROADCASTING CORPORATION

                                By:             /s/ W. DON CORNWELL
                                     -----------------------------------------
                                                  W. Don Cornwell
                                        CHIEF EXECUTIVE OFFICER AND CHAIRMAN
                                             OF THE BOARD OF DIRECTORS

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

                                Chief Executive Officer
     /s/ W. DON CORNWELL          (Principal Executive
------------------------------    Officer) and Chairman of    March 31, 1999
       W. Don Cornwell            the Board of Directors

      /s/ STUART J. BECK        President and Secretary
------------------------------    (Principal Financial        March 31, 1999
        Stuart J. Beck            Officer) and Director

                                Vice President - Finance
    /s/ LAWRENCE I. WILLS         and Controller
------------------------------    (Principal Accounting       March 31, 1999
      Lawrence I. Wills           Officer)

  /s/ ROBERT E. SELWYN, JR.
------------------------------  Chief Operating Officer       March 31, 1999
    Robert E. Selwyn, Jr.         and Director

      /s/ MARTIN F. BECK
------------------------------  Director                      March 31, 1999
        Martin F. Beck

    /s/ JAMES L. GREENWALD
------------------------------  Director                      March 31, 1999
      James L. Greenwald

    /s/ EDWARD DUGGER III
------------------------------  Director                      March 31, 1999
      Edward Dugger III

     /s/ THOMAS R. SETTLE
------------------------------  Director                      March 31, 1999
       Thomas R. Settle

 /s/ CHARLES J. HAMILTON, JR.
------------------------------  Director                      March 31, 1999
   Charles J. Hamilton, Jr.