Form 10-Q
period 1999-03-31
GRANITE BROADCASTING CORP
filed 1999-05-14
CIK 839621

--------------------------------------------------------------------------------

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

                                     OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number  0-19728


                        GRANITE BROADCASTING CORPORATION
             (Exact name of registrant as specified in its charter)


          DELAWARE                                            13-3458782
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

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
Yes   X       No
    -----         ------


                     (APPLICABLE ONLY TO CORPORATE ISSUERS:)

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class A Voting Common Stock, par value $.01 per share - 178,500 shares outstanding at March 31, 1999; Common Stock (Nonvoting), par value $.01 per share - 11,818,680 shares outstanding at March 31, 1999.

                          PART I. FINANCIAL INFORMATION
                        GRANITE BROADCASTING CORPORATION
                           CONSOLIDATED BALANCE SHEET



                                                                                          March 31,                   December 31,
ASSETS                                                                                      1999                           1998
------                                                                                   -----------                  ------------
                                                                                         (Unaudited)
Current assets:

   Cash and cash equivalents                                                        $       1,247,007           $          762,392
   Accounts receivable, net                                                                28,828,041                   32,830,227
   Film contract rights                                                                     7,039,476                    9,671,443
   Other assets                                                                            10,132,844                    9,627,807
                                                                                     ----------------             ----------------
     Total current assets                                                                  47,247,368                   52,891,869

Property and equipment, net                                                                34,543,967                   33,040,152
Film contract rights and other noncurrent assets                                            6,995,422                    7,286,039
Deferred financing fees, net                                                               11,149,743                   11,086,733
Intangible assets, net                                                                    671,322,936                  677,669,324
                                                                                     ----------------             ----------------

                                                                                    $     771,259,436           $      781,974,117
                                                                                    =================           ==================


LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Current liabilities:

   Accounts payable                                                                 $       2,869,505           $        4,031,837
   Accrued interest                                                                        13,295,147                    5,107,551
   Other accrued liabilities                                                                7,715,132                    9,908,091
   Film contract rights                                                                    11,036,549                   13,648,629
   Other current liabilities                                                                6,442,848                    5,763,882
                                                                                     ----------------             ----------------
     Total current liabilities                                                             41,359,181                   38,459,990

Long-term debt                                                                            424,804,753                  426,399,159
Film contract rights payable                                                                4,962,250                    5,920,122
Deferred tax liability                                                                     74,717,597                   78,308,597
Other noncurrent liabilities                                                               17,224,984                   18,005,696

Commitments

Cumulative Exchangeable Preferred Stock, net of offering costs                            191,171,885                  185,167,313
Cumulative Convertible Exchangeable Preferred Stock                                        30,660,975                   31,183,400

Stockholders' deficit:

   Common Stock: 41,000,000 shares authorized consisting of 1,000,000 shares of
     Class A Common Stock, $.01 par value, and 40,000,000 shares of Common Stock
     (Nonvoting), $.01 par value; 178,500 shares of Class A Common Stock and
     11,818,680 shares of Common Stock (Nonvoting) (11,608,032
     shares at December 31,1998) issued and outstanding                                       119,971                      117,865
   Additional paid-in capital                                                               8,500,889                   14,233,125
   Accumulated deficit                                                                   (18,429,689)                 (12,006,267)
   Less: Unearned compensation                                                            (2,899,485)                  (2,881,008)
         Treasury stock                                                                      (47,000)                     (47,000)
         Note receivable from officer                                                       (886,875)                    (886,875)
                                                                                     ----------------             ----------------
     Total stockholders' deficit                                                         (13,642,189)                  (1,470,160)
                                                                                     ----------------             ----------------

                                                                                    $     771,259,436           $      781,974,117
                                                                                    =================           ==================



                             See accompanying notes.

                       GRANITE BROADCASTING CORPORATION
                     CONSOLIDATED STATEMENT OF OPERATIONS

                                                                 Three Months Ended
                                                                     March 31,
                                                              1999                  1998
                                                      -------------------    ------------------
                                                                     (Unaudited)


Net revenues                                                 $33,874,817           $36,724,036
Station operating expenses                                    22,524,984            22,315,368
Time brokerage agreement fees                                        ---               150,000
Depreciation expense                                           1,387,257             1,364,619
Amortization expense                                           6,408,515             3,583,722
Corporate expense                                              1,972,138             2,017,063
Non-cash compensation expense                                    264,099               332,520
                                                      -------------------    ------------------

Operating income                                               1,317,824             6,960,744

Other expenses:

   Equity in net loss of investee                                133,603               486,720
   Interest expense, net                                       9,997,776             9,208,738
   Non-cash interest expense                                     707,227               474,789
   Other                                                         343,640               241,525
                                                      -------------------    ------------------

Loss before income taxes                                     (9,864,422)           (3,451,028)
(Benefit) provision for income taxes                         (3,441,000)              496,000
                                                      -------------------    ------------------

Net loss                                                    $(6,423,422)          $(3,947,028)
                                                      ===================    ==================

Net loss attributable to common shareholders               $(13,021,711)         $(10,060,463)
                                                      ===================    ==================

Basic and diluted net loss per common share                      $(1.10)               $(1.06)
                                                      ===================    ==================

Weighted average common shares outstanding                    11,890,745             9,475,600








                             See accompanying notes.

                       GRANITE BROADCASTING CORPORATION
               CONSOLIDATED STATEMENT  OF STOCKHOLDERS' DEFICIT

                       Three Months Ended March 31, 1999
                                  (Unaudited)

                                    Class A        Common         Additional
                                     Common         Stock          Paid-in       Accumulated       Unearned      Note Receivable
                                     Stock       (Nonvoting)       Capital         Deficit       Compensation     from Officer
                                   ----------    -----------      ----------     -----------     ------------    ---------------
Balance at December 31, 1998        $1,785        $116,080       $14,233,126    $(12,006,267)     $(2,881,009)      $(886,875)
Dividends on redeemable
 preferred stock                                                  (6,473,252)
Accretion of offering costs
 related to Cumulative
 Exchangeable Preferred Stock                                       (125,037)
Exercise of stock options                              168            77,232
Conversion of Convertible
 Preferred Stock into Common
 Stock (Nonvoting)                                   1,045           521,380
Issuance of Common Stock
 (Nonvoting)                                           893              (893)
Grant of stock award under
 stock plans                                                         282,575                         (282,575)
Stock expense related to
 stock plans                                                         (14,242)                         264,099
Net loss                                                                          (6,423,422)
                                   ----------    -----------     -----------    ------------     ------------    ---------------
Balance at March 31, 1999           $1,785        $118,186       $ 8,500,889    $(18,429,689)     $(2,899,485)      $(886,875)
                                   ==========    ===========     ===========    ============     ============    ===============


                                                                      Total
                                             Treasury              Stockholders'
                                              Stock                  Deficit
                                             --------              ------------
Balance at December 31, 1998                $(47,000)              $(1,470,160)
Dividends on redeemable
 preferred stock                                                    (6,473,252)
Accretion of offering costs
 related to Cumulative
 Exchangeable Preferred Stock                                         (125,037)
Exercise of stock options                                               77,400
Conversion of Convertible
 Preferred Stock into Common
 Stock (Nonvoting)                                                     522,425
Issuance of Common Stock
 (Nonvoting)                                                               --
Grant of stock award under
 stock plans                                                               --
Stock expense related to
 stock plans                                                           249,857
Net loss                                                            (6,423,422)
                                        ------------------      -----------------
Balance at March 31, 1999                   $(47,000)             $(13,642,189)
                                        ==================      =================





                            See accompanying notes.

                        GRANITE BROADCASTING CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                             Three months ended
                                                                                                  March 31,
                                                                                           1999                   1998
                                                                                       ------------           ------------
                                                                                                   (Unaudited)

Cash flows from operating activities:

    Net loss                                                                        $    (6,423,422)     $     (3,947,028)
    Adjustments to reconcile net loss to net cash
      provided by operating activities:

        Amortization of intangible assets                                                 6,408,515             3,583,722
        Depreciation                                                                      1,387,257             1,364,619
        Non-cash compensation expense                                                       264,099               332,520
        Non-cash interest expense                                                           707,227               474,789
        Equity in net loss of investee                                                      133,603               486,720
        Deferred tax benefit                                                             (3,591,000)                  ---
    Change in assets and liabilities:

        Decrease in accounts receivable                                                   4,002,186             6,476,049
        Increase in accounts payable and accrued liabilities                              4,832,305             6,973,648
        Decrease in film contract rights and other non current assets                     2,922,584             2,430,308
        Decrease in film contract rights and other current liabilities                   (2,890,986)           (3,626,464)
        Decrease in other non current liabilities                                          (780,712)           (1,252,040)
        Increase in other current assets                                                 (2,146,647)           (2,867,316)
                                                                                    --------------------------------------
      Net cash provided by operating activities                                           4,825,009            10,429,527
Cash flows from investing activities:
    Network affiliation payment                                                            (354,954)                  ---
    Insurance proceeds received                                                           1,641,662                   ---
    Investment in Datacast, LLC                                                            (133,603)             (250,000)
    Capital expenditures                                                                 (2,845,072)             (647,725)
                                                                                    --------------------------------------
      Net cash used in investing activities                                              (1,691,967)             (897,725)
Cash flows from financing activities:
    Proceeds from bank financing                                                          4,000,000                   ---
    Repayment of bank debt                                                               (5,613,399)           (7,000,000)
    Dividends paid                                                                         (594,056)             (805,283)
    Other financing activities, net                                                        (440,972)               47,755
                                                                                    -------------------------------------

      Net cash used in financing activities                                              (2,648,427)           (7,757,528)
                                                                                    --------------------------------------
Net increase in cash and cash equivalents                                                   484,615             1,774,274
Cash and cash equivalents, beginning of period                                              762,392             2,170,927
                                                                                    -------------------------------------
Cash and cash equivalents, end of period                                            $     1,247,007      $      3,945,201
                                                                                    ===============      ================

Supplemental information:

    Cash paid for interest                                                          $     1,856,632       $     3,302,011
    Income taxes paid                                                                     1,567,550                79,213
    Non-cash capital expenditures                                                            46,000               219,685
    Non-cash dividend                                                                     5,879,535             5,195,943






                             See accompanying notes.

                        GRANITE BROADCASTING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

Note 1 -  Basis of presentation
-------------------------------

The accompanying unaudited consolidated financial statements include the accounts of Granite Broadcasting Corporation and its subsidiaries (the "Company"), have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the Company's consolidated financial statements and notes thereto for the year ended December 31, 1998 which were included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. All significant intercompany accounts and transactions have been eliminated. Data at and for the year ended December 31, 1998 are derived from the Company's audited consolidated financial statements. In the opinion of management, all adjustments of a normal recurring nature which are necessary for a fair presentation of the results for the interim periods have been made.


Note 2 - Station Disposition
----------------------------

On April 29, 1999 the Company entered into a definitive agreement with CBS Corporation ("CBS") whereby CBS will acquire from the Company substantially all of the assets of KEYE-TV, the CBS affiliate serving Austin, Texas, for $160,000,000 in cash, subject to certain adjustments. Consummation of the transaction is contingent upon approval by the Federal Communications Commission and satisfaction of other customary closing conditions. The sale is expected to be consummated during the fourth quarter of 1999. It is anticipated that the proceeds from the sale will be used to reduce indebtedness, thus providing the Company with the flexibility necessary to improve its capital structure and lower its cost of capital.


Note 3 - Stock Option Grants
----------------------------

In a continuing effort to align the interests of the Company's officers and certain key corporate and station employees with that of its shareholders, the Board of Directors granted certain options to purchase shares of the Company's Common Stock (Nonvoting). The Board of Directors granted 1,110,000 options, exercisable at $10, which vest as follows: (i) half when the closing price of the Company's Common Stock (Nonvoting) averages $15 or more for 10 consecutive business days and (ii) half when the closing price of the Company's Common Stock (Nonvoting) averages $20 or more for 10 consecutive business days. The fair market value of the Company's Common Stock (Nonvoting) on the date of the grant was $6.125. The Board of Directors also granted 1,132,000 options exercisable at $6.875 and 727,000 options exercisable at $6.125. The exercise price was the fair market value of the Company's Common Stock (Nonvoting) on the date of grant and the options vest over four or five years.

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


Introduction
------------

The Company is a group broadcaster that operates ten network-affiliated television stations and one radio station. The Company's revenues are derived principally from local and national advertising and, to a lesser extent, from network compensation for the broadcast of programming and revenues from studio rental and commercial production activities. The primary operating expenses involved in owning and operating television stations are employee salaries, depreciation and amortization, programming and advertising and promotion expenses. Comparisons of the Company's consolidated financial statements for the three month period ended March 31, 1999 against prior periods have been affected by the acquisition of KBWB-TV, which occurred on July 20, 1998, the sale of WWMT-TV, which occurred on July 15, 1998, and the sale of WLAJ-TV, which occurred on August 17, 1998. It is anticipated that comparisons of the Company's consolidated financial statements for the year ended December 31, 1999 against prior periods will be affected by the aforementioned transactions. Numbers referred to in the following discussion have been rounded to the nearest thousand.

The following table sets forth certain operating data for the three months ended March 31, 1999 and 1998:

                                                 1999                 1998
                                                 ----                 ----

Operating income                           $    1,318,000      $      6,961,000
Add:
    Time brokerage agreement fees                     ---               150,000
    Depreciation and amortization               7,796,000             4,949,000
    Corporate expense                           1,972,000             2,017,000
    Non-cash compensation                         264,000               332,000
                                           --------------      ----------------


Broadcast cash flow                        $   11,350,000      $     14,409,000
                                           ==============      ================

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


Three months ended March 31, 1999 and 1998
------------------------------------------

Net revenue for the three months ended March 31, 1999 totaled $33,875,000; a decrease of $2,849,000 or 8 percent compared to $36,724,000 for the three months ended March 31, 1998. The decrease was primarily due to the loss of Olympic-related advertising revenue at the Company's CBS affiliated stations and the loss of political advertising in a non-election year. The decrease was also due to the loss of revenue from the disposition of WWMT-TV and WLAJ-TV, offset, in part, by the added revenues from the acquisition of KBWB-TV.

Station operating expenses for the three months ended March 31, 1999 totaled $22,525,000; an increase of $210,000 or 1 percent compared to $22,315,000 for the three months ended March 31, 1998. The increase was primarily due to increases in programming and promotion expenses, offset, in part, by a net reduction in expenses due to the disposition of WWMT-TV and WLAJ-TV and the acquisition of KBWB-TV.

Depreciation and amortization increased $2,847,000 or 58 percent during the three months ended March 31, 1999 compared to the same period a year earlier primarily due to the amortization of intangible assets acquired in the acquisition of KBWB-TV, offset, in part, by reduced amortization expense resulting from the disposition of WWMT-TV.

Net interest expense increased $789,000 or 9 percent during the three months ended March 31, 1999 as compared to the same period a year earlier. The increase was primarily due to higher levels of outstanding indebtedness as a result of the acquisition of KBWB-TV, offset in part, by the results of the Company's strategic plan to reduce its cost of borrowing. During the second quarter of 1998, the Company completed an offering of $175,000,000 of its 8 7/8% Senior Subordinated Debentures, due May 15, 2008. The proceeds of the offering were used to repay all of the then outstanding borrowings under the Company's then existing bank credit agreement and to repurchase $22,960,000 of its 10 3/8% Senior Subordinated Notes, due May 15, 2005 at a repurchase price of 105.75%. During the third quarter of 1998, the Company used lower rate bank borrowings to repurchase an additional $9,500,000 of its 10 3/8% Notes at a repurchase price of 101.50%. During the fourth quarter, the Company used lower rate bank borrowings to repurchase an additional $45,600,000 of various issues of its subordinated debt at discounts ranging from 89% to 95%.


Liquidity and Capital Resources
-------------------------------

The Company's bank credit agreement (the "Credit Agreement") provides for revolving credit borrowings of $260,000,000 and permits borrowings of up to an additional $240,000,000 on an uncommitted basis. The Credit Agreement can be used to fund future acquisitions of broadcast stations and for general working capital purposes, subject to certain limitations of the financial covenants thereunder. As of March 23, 1999, the Company amended the Credit Agreement to revise the maximum consolidated total debt to consolidated cash flow ratio covenant contained therein. As of May 14, 1999, the Company had $77,992,000 of borrowings outstanding under the Credit Agreement.

On April 29, 1999, the Company entered into a definitive agreement with CBS Corporation ("CBS") whereby CBS will acquire from the Company substantially all of the assets of KEYE-TV, the CBS affiliate serving Austin, Texas, for $160,000,000 in cash, subject to certain adjustments. Consummation of the transaction is contingent upon approval by the Federal Communications Commission and satisfaction of other customary closing conditions. The sale is expected to be consummated during the fourth quarter of 1999. It is anticipated that the proceeds from the sale will be used to reduce indebtedness, thus providing the Company with the flexibility necessary to improve its capital structure and lower its cost of capital.

Cash flows provided by operating activities were $4,825,000 during the three months ended March 31, 1999 compared to cash flows provided by operating activities of $10,430,000 during the three months ended March 31, 1998, a decrease of $5,605,000 or 54 percent. The decrease was due to a decrease in broadcast cash flow, increased interest expense and a less significant decrease in net operating assets as compared to the prior period.

Cash flows used in investing activities were $1,692,000 during the three months ended March 31, 1999 compared to $898,000 during the three months ended March 31, 1998. The increase was due to increased capital expenditures, which primarily related to the replacement of assets destroyed in a fire at KBJR-TV. Such expenditures at KBJR-TV were offset by insurance proceeds received relating to the fire. The Company expects to receive additional reimbursements from insurance proceeds as additional replacement equipment is purchased. The Company anticipates that future requirements for capital expenditures will include those incurred during the ordinary course of business, which include costs associated with the implementation of digital television technology and costs associated with the Year 2000 Issue (identified below).

Cash flows used in financing activities were $2,648,000 during the three months ended March 31, 1999 compared to $7,758,000 during the three months ended March 31, 1998. The decrease resulted primarily from a net decrease in repayments of Credit Agreement borrowings.

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


Year 2000
---------

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


State of Readiness
------------------

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

Costs to Address the Company's Year 2000 Issues
-----------------------------------------------

The Company will incur capital expenditures and incremental expenses to bring current systems into compliance. Total incremental expenses have not had a material impact on the Company's financial condition to date and are not at present, based on known facts, expected to have a material impact on the Company's financial condition. The Company estimates the total cost of upgrading equipment will be approximately $700,000, of which approximately $160,000 has been incurred through March 31, 1999. All Year 2000 expenditures are made out of each location's operating budget. There are no IT projects that have been delayed due to Year 2000 efforts.


Risks of the Company's Year 2000 Issues
---------------------------------------

While the Company believes its efforts will provide reasonable assurance that material disruptions will not occur due to internal Year 2000 failures, the possibility of disruption, especially from third parties, still exists. The Company's operations are vulnerable to system failures experienced by the network program providers, certain satellite services, software and hardware providers, local and long distance telephone providers, power companies, financial services providers and others upon whom the Company relies for supporting services. In an effort to determine its vulnerabilities to third-party Year 2000 failures, the Company currently is requesting Year 2000 compliance data from all of its suppliers and vendors. The Company will use this information in an attempt to identify whether any of these parties has a Year 2000 Issue that may materially impact the Company's operations, liquidity, capital resources or certain other functions. The Company does not, however, control the systems of other companies, and cannot assure that these systems will be timely converted and, if not converted, would not have an adverse effect on the Company's business operations. In the event that the Company and/or its significant vendors or suppliers do not complete their Year 2000 compliance efforts, the Company could experience disruptions in its operations, including a temporary inability to engage in normal broadcast or business activities. Disruptions in the economy generally resulting from Year 2000 Issues also could affect the Company.


Contingency Plan
----------------

The Company is developing a contingency plan to address system failures that are critical to conduct its business. This plan includes, but is not limited to, increases in overtime salaries and/or increases in personnel to operate systems that would ordinarily be operated by a computer. The Company expects to have its contingency plan completed by September 1999.

Year 2000 Forward-Looking Statements
------------------------------------

The foregoing Year 2000 discussion contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. Such statements, including without limitation, anticipated costs and the dates by which the Company expects to complete certain actions, are based on management's best current estimates, which were derived utilizing numerous assumptions about future events, including the continued availability of certain resources, representations received from third parties and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the ability to identify and remediate all relevant IT and non-IT systems, results of Year 2000 testing, adequate resolution of Year 2000 Issues by businesses and other third parties who are service providers, suppliers or customers of the Company, unanticipated system costs, the adequacy of and ability to develop and implement contingency plans and similar uncertainties. The "forward-looking statements" made in the foregoing Year 2000 discussion speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

                                     PART II

                                OTHER INFORMATION



ITEM 4. Submission of Matters to a Vote of Securities Holders.
        -----------------------------------------------------

        On January 8, 1999, the holders of all of the Company's Voting Common Stock adopted a resolution by written consent in lieu of a special meeting amending the Company's Stock Option Plan (the "Plan") to increase the shares of Common Stock (Nonvoting) subject to options available for grant under the Plan.

        On February 23, 1999, the holders of all of the Company's Voting Common Stock adopted a resolution by written consent in lieu of a special meeting amending the Plan to increase the shares of Common Stock (Nonvoting) subject to options available for grant under the Plan.

ITEM 6. Exhibits and Reports on Form 8-K
        --------------------------------

        a.  Exhibits
            --------

            27.  Financial Data Schedule

        b.  Reports on Form 8-K
            -------------------

            None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by an officer and the principal accounting officer on its behalf by the undersigned thereunto duly authorized.

                          GRANITE BROADCASTING CORPORATION

                                   Registrant

Date:    May 14, 1999     /s/   W. DON CORNWELL
                          --------------------------------------
                               (W. Don Cornwell)
                             Chief Executive Officer

Date:    May 14, 1999     /s/      LAWRENCE I. WILLS
                          --------------------------------------
                                  (Lawrence I. Wills)
                          Vice President, Finance and Controller
                             (Principal Accounting Officer)