Form 10-Q
period 1999-06-30
GRANITE BROADCASTING CORP
filed 1999-08-13
CIK 839621

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                                   FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1999

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

Yes   X           No________
    -------

                    (APPLICABLE ONLY TO CORPORATE ISSUERS:)

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class A Voting Common Stock, par value $.01 per share - 178,500 shares outstanding at August 10, 1999; Common Stock (Nonvoting), par value $.01 per share - 11,864,355 shares outstanding at August 10, 1999.

                         PART I. FINANCIAL INFORMATION
                       GRANITE BROADCASTING CORPORATION
                          CONSOLIDATED BALANCE SHEET

                                                                                         June 30,                    December 31,
ASSETS                                                                                     1999                         1998
------                                                                               ----------------              ---------------
                                                                                       (Unaudited)
Current assets:
   Cash and cash equivalents                                                        $       2,507,986           $          762,392
   Accounts receivable, net                                                                34,599,402                   32,830,227
   Film contract rights                                                                     4,568,711                    9,671,443
   Other assets                                                                            10,068,384                    9,627,807
   Net assets held for sale (Note 2)                                                       53,317,458                          ---
                                                                                    -----------------           ------------------
     Total current assets                                                                 105,061,941                   52,891,869

Property and equipment, net                                                                31,560,000                   33,040,152
Film contract rights and other noncurrent assets                                            5,535,941                    7,286,039
Deferred financing fees, net                                                               10,661,098                   11,086,733
Intangible assets, net                                                                    616,657,334                  677,669,324
                                                                                    -----------------           ------------------
                                                                                    $     769,476,314           $      781,974,117
                                                                                    =================           ==================

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Current liabilities:
   Accounts payable                                                                 $       5,441,036           $        4,031,837
   Accrued interest                                                                         5,139,769                    5,107,551
   Other accrued liabilities                                                                8,574,622                    9,908,091
   Film contract rights                                                                     7,326,993                   13,648,629
   Other current liabilities                                                                6,246,076                    5,763,882
                                                                                    -----------------           ------------------
     Total current liabilities                                                             32,728,496                   38,459,990

Long-term debt                                                                            433,937,145                  426,399,159
Film contract rights payable                                                                4,319,113                    5,920,122
Deferred tax liability                                                                     74,693,655                   78,308,597
Other noncurrent liabilities                                                               16,905,934                   18,005,696

Commitments
Cumulative Exchangeable Preferred Stock, net of offering costs                            197,551,275                  185,167,313
Cumulative Convertible Exchangeable Preferred Stock                                        30,610,975                   31,183,400

Stockholders' deficit:
   Common Stock: 41,000,000 shares authorized consisting of 1,000,000 shares of
     Class A Common Stock, $.01 par value, and 40,000,000 shares of Common Stock
     (Nonvoting), $.01 par value; 178,500 shares of Class A Common Stock and
     11,828,680 shares of Common Stock (Nonvoting) (11,608,032
     shares at December 31,1998) issued and outstanding                                       120,071                      117,865
   Additional paid-in capital                                                               1,565,370                   14,233,125
   Accumulated deficit                                                                    (19,381,970)                 (12,006,267)
   Less: Unearned compensation                                                             (2,639,875)                  (2,881,008)
         Treasury stock                                                                       (47,000)                     (47,000)
         Note receivable from officer                                                        (886,875)                    (886,875)
                                                                                    -----------------           ------------------
     Total stockholders' deficit                                                          (21,270,279)                  (1,470,160)
                                                                                    -----------------           ------------------
                                                                                    $     769,476,314            $     781,974,117
                                                                                    =================           ==================

                            See accompanying notes.

                       GRANITE BROADCASTING CORPORATION
                     CONSOLIDATED STATEMENT OF OPERATIONS

                                                             Three Months Ended June 30,           Six Months Ended June 30,
                                                         ------------------------------------ -------------------------------------
                                                                1999              1998               1999               1998
                                                         ------------------ ----------------- ------------------- -----------------
                                                                     (Unaudited)                           (Unaudited)
Net revenues                                                  $ 40,925,410       $ 43,735,105     $  74,800,227      $  80,459,141
Station operating expenses                                      22,633,953         22,372,096        45,158,937         44,687,464
Time brokerage agreement fees                                          ---            166,686               ---            316,686
Depreciation expense                                             1,412,958          1,381,218         2,800,215          2,745,837
Amortization expense                                             6,434,383          3,594,790        12,842,898          7,178,512
Corporate expense                                                2,734,886          1,934,569         4,707,024          3,951,632
Non-cash compensation expense                                      259,610            216,708           523,708            549,228
                                                         ------------------ ------------------ ----------------- ------------------

Operating income                                                 7,449,620         14,069,038         8,767,445         21,029,782

Other expenses:
   Equity in net loss of investee                                      ---            486,719           133,603            973,439
   Interest expense, net                                        10,000,997          9,586,521        19,998,773         18,795,259
   Non-cash interest expense                                       753,239            434,134         1,460,466            908,923
   Gain from insurance settlement                               (2,655,408)               ---        (2,655,408)               ---
   Other                                                           327,064            275,090           670,704            516,615
                                                         ------------------ ------------------ ----------------- ------------------
Income (loss) before income taxes and extraordinary
   item                                                           (976,272)         3,286,574       (10,840,693)          (164,454)
Provision (benefit) for income taxes                               (23,990)         2,675,000        (3,464,990)         3,171,000
                                                         ------------------ ------------------ ----------------- ------------------

Income (loss) before extraordinary item                           (952,282)           611,574        (7,375,703)        (3,335,454)
Extraordinary loss on early extinguishment
  of debt, net of tax                                                  ---         (2,739,738)              ---         (2,739,738)
                                                         ------------------ ------------------ ----------------- ------------------

Net loss                                                      $   (952,282)     $  (2,128,164)    $  (7,375,703)     $  (6,075,192)
                                                         ================== ================== ================= ==================

Net loss attributable to common shareholders                  $ (7,924,234)     $  (8,551,527)    $ (20,945,944)     $ (18,611,990)
                                                         ================== ================== ================= ==================

Per common share:
   Basic and diluted loss before extraordinary item           $      (0.66)     $       (0.59)    $       (1.75)     $       (1.63)
   Basic and diluted extraordinary loss                                ---              (0.28)              ---              (0.28)
                                                         ================== ================== ================= ==================
   Basic and diluted net loss                                 $      (0.66)     $       (0.87)    $       (1.75)     $       (1.91)
                                                         ================== ================== ================= ==================

Basic and diluted weighted average common shares
   outstanding                                                  11,997,847          9,959,021        11,944,296          9,717,311

                            See accompanying notes.

                       GRANITE BROADCASTING CORPORATION
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

                        Six Months Ended June 30, 1999
                                  (Unaudited)

                                               Class A             Common            Additional
                                               Common              Stock               Paid-in             Accumulated
                                                Stock           (Nonvoting)            Capital               Deficit
                                          ----------------    ---------------    ------------------    -------------------
Balance at December 31, 1998                    $1,785             $116,080           $14,233,125           $(12,006,267)
Dividends on redeemable
  preferred stock                                                                     (13,320,167)
Accretion of offering costs
  related to Cumulative
  Exchangeable Preferred Stock                                                           (250,074)
Exercise of stock options                                               168                77,232
Conversion of Convertible
  Preferred Stock into Common
  Stock (Nonvoting)                                                   1,145               571,280
Issuance of Common Stock
  (Nonvoting)                                                           893                  (893)
Grant of stock award under
  stock plans                                                                             282,575

Stock expense related to
  stock plans                                                                             (27,708)
Net loss                                                                                                      (7,375,703)
                                          ------------    -----------------    ------------------    -------------------

Balance at June 30, 1999                        $1,785             $118,286            $1,565,370           $(19,381,970)
                                          ============    =================    ==================    ===================

                                                                                                              Total
                                              Unearned        Note Receivable         Treasury            Stockholders'
                                            Compensation        from Officer            Stock                Deficit
                                          ----------------    ---------------    ------------------    -------------------
Balance at December 31, 1998                 $(2,881,008)         $(886,875)             $(47,000)           $(1,470,160)
Dividends on redeemable
  preferred stock                                                                                            (13,320,167)
Accretion of offering costs
  related to Cumulative
  Exchangeable Preferred Stock                                                                                  (250,074)
Exercise of stock options                                                                                         77,400
Conversion of Convertible
  Preferred Stock into Common
  Stock (Nonvoting)                                                                                              572,425
Issuance of Common Stock
  (Nonvoting)                                                                                                        -
Grant of stock award under
  stock plans                                   (282,575)                                                            -
Stock expense related to
  stock plans                                    523,708                                                         496,000
Net loss                                                                                                      (7,375,703)
                                          --------------    ---------------    ------------------    -------------------

Balance at June 30, 1999                     $(2,639,875)         $(886,875)             $(47,000)          $(21,270,279)
                                          ==============    ===============   ===================   ====================

                            See accompanying notes.

                       GRANITE BROADCASTING CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                           Six Months Ended June 30,
                                                                                           -------------------------
                                                                                            1999                1998
                                                                                            ----                ----
Cash flows from operating activities:                                                              (Unaudited)
    Net loss                                                                        $    (7,375,703)     $     (6,075,192)
    Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
        Amortization of intangible assets                                                12,842,898             7,178,512
        Depreciation                                                                      2,800,215             2,745,837
        Non-cash compensation expense                                                       523,708               549,228
        Non-cash interest expense                                                         1,460,466               908,923
        Equity in net loss of investee                                                      133,603               973,439
        Deferred taxes                                                                   (3,614,942)                  ---
        Gain from insurance proceeds                                                     (2,655,408)                  ---
        Extraordinary loss                                                                      ---             4,214,738
      Change in assets and liabilities:
         (Increase) decrease in accounts receivable, net                                 (1,769,175)              884,881
         Increase in accounts payable and accrued liabilities                               107,948             1,355,675
         Decrease in film contract rights and other current assets                        6,045,726             4,470,668
         Decrease in film contract rights payable and other liabilities                  (7,025,860)           (4,938,876)
         Decrease in other noncurrent liabilities                                        (1,099,762)             (113,898)
         Increase in other assets                                                        (3,551,759)           (3,894,594)
                                                                                    ----------------     -----------------
      Net cash (used in) provided by operating activities                                (3,178,045)            8,259,341
Cash flows from investing activities:
    Insurance proceeds received                                                           5,868,363                   ---
    WB affiliation payment                                                                 (709,908)                  ---
    Investment in Datacast                                                                 (133,603)             (500,000)
    Capital expenditures                                                                 (5,958,642)           (2,443,328)
                                                                                    ----------------     -----------------
      Net cash used in investing activities                                                (933,790)           (2,943,328)
Cash flows from financing activities:
    Proceeds from bank loan                                                              20,500,000                   ---
    Repayment of bank debt                                                              (13,000,000)         (143,000,000)
    Retirement of senior subordinated notes                                                     ---           (24,280,200)
    Proceeds from senior subordinated notes, net                                                ---           174,482,000
    Dividends paid                                                                       (1,188,112)           (1,587,267)
    Payment of deferred financing fees                                                     (503,965)           (6,625,181)
    Other financing activities                                                               49,506               228,987
                                                                                    ---------------      ----------------
      Net cash provided by (used in) financing activities                                 5,857,429              (781,661)
                                                                                    ---------------      -----------------
Net increase in cash and cash equivalents                                                 1,745,594             4,534,352
Cash and cash equivalents, beginning of period                                              762,392             2,170,927
                                                                                    ---------------      ----------------
Cash and cash equivalents, end of period                                            $     2,507,986      $      6,705,279
                                                                                    ===============      ================
Supplemental information:
    Cash paid for interest                                                          $    20,061,000      $     18,739,000
    Income taxes paid                                                                     1,659,000               102,000
    Non-cash capital expenditures                                                            46,000               343,000
    Non-cash dividend                                                                    11,759,000            10,392,000

                            See accompanying notes.

                       GRANITE BROADCASTING CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Note 1 - Basis of presentation
------------------------------

The accompanying unaudited consolidated financial statements include the accounts of Granite Broadcasting Corporation and its subsidiaries (the "Company"), have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the Company's consolidated financial statements and notes thereto for the year ended December 31, 1998 which were included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. All significant intercompany accounts and transactions have been eliminated. Certain amounts in the prior year have been reclassified to conform to 1998 presentation. Data at and for the year ended December 31, 1998 are derived from the Company's audited consolidated financial statements. In the opinion of management, all adjustments of a normal recurring nature which are necessary for a fair presentation of the results for the interim periods have been made.

Note 2 - Dispositions
---------------------

On April 29, 1999 the Company entered into a definitive agreement with CBS Corporation ("CBS") whereby CBS will acquire from the Company substantially all of the assets of KEYE-TV, the CBS affiliate serving Austin, Texas, for $160,000,000 in cash, subject to certain adjustments. Consummation of the transaction is contingent upon approval by the Federal Communications Commission and satisfaction of other customary closing conditions. The sale is expected to be consummated during the fourth quarter of 1999. For finanacial reporting purposes, the assets and liabilities of KEYE-TV have been classified on the accompanying consolidated balance sheet as of June 30 1999 as net assets held for sale. The Company anticipates recognizing a gain for financial reporting purposes of approximately $103,000,000. It is anticipated that the proceeds from the sale will be used to reduce indebtedness, thus providing the Company with the flexibility necessary to improve its capital structure and lower its cost of capital.

Note 3 - Long Term Debt
-----------------------

On July 7, 1999, the Company repurchased $2,000,000 principal amount of its 10 3/8% Senior Subordinated Notes, due May 15, 2005 (the "10 3/8% Notes") and $9,635,000 principal amount of its 8 7/8% Senior Subordinated Notes, due May 15, 2008 (the "8 7/8% Notes"). As a result, the Company will recognize an extraordinary loss, after the write-off of a portion of related deferred financing fees, of $174,000 during the third quarter of 1999.

Note 4 - Stock Option Grants
----------------------------

In a continuing effort to align the interests of the Company's officers and certain key corporate and station employees with that of its shareholders, on January 8, 1999 and February 28, 1999, the Board of Directors granted certain options to purchase shares of the Company's Common Stock (Nonvoting). The Board of Directors granted 1,110,000 options, exercisable at $10, which vest as follows: (i) half when the closing price of the Company's Common Stock (Nonvoting) averages $15 or more for 10 consecutive business days and (ii) half when the closing price of the Company's Common Stock (Nonvoting) averages $20 or more for 10 consecutive business days. The fair market value of the Company's Common Stock (Nonvoting) on the date of the grant was $6.125. The Board of Directors also granted 1,132,000 options exercisable at $6.875 and 727,000 options exercisable at $6.125. The exercise price was the fair market value of the Company's Common Stock (Nonvoting) on the date of grant and the options vest over four or five years.

Note 5 - Recent Developments
----------------------------

On August 5, 1999, the Federal Communications Commission announced the relaxation of certain television ownership rules, thus enabling the Company to continue to own and operate KNTV, the ABC affiliate serving San Jose-Salinas-Monterey, California, in addition to operating KBWB-TV, the WB affiliate serving San Francisco-Oakland-San Jose California.

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

Introduction
------------

The Company is a group broadcaster that operates ten network-affiliated television stations. The Company's revenues are derived principally from local and national advertising and, to a lesser extent, from network compensation for the broadcast of programming and revenues from studio rental and commercial production activities. The primary operating expenses involved in owning and operating television stations are employee salaries, depreciation and amortization, programming and advertising and promotion expenses. Comparisons of the Company's consolidated financial statements for the three and six months ended June 30, 1999 against prior periods have been affected by the acquisition of KBWB-TV, the WB affiliate serving San Francisco-Oakland-San Jose California, which occurred on July 20, 1998, the sale of WWMT-TV, the CBS affiliate serving Grand Rapids-Kalamazoo-Battle Creek, Michigan, which occurred on July 15, 1998 and the sale of WLAJ-TV, the ABC affiliate serving Lansing, Michigan, which occurred on August 17, 1998. It is anticipated that comparisons of the Company's consolidated financial statements for the year ended December 31, 1999 against prior periods will also be affected by the aforementioned transactions. Numbers referred to in the following discussion have been rounded to the nearest thousand.

The following table sets forth certain operating data for the three and six months ended June 30, 1999 and 1998:

                                       Three Months Ended June 30,       Six Months Ended June 30,
                                       ---------------------------       -------------------------
                                           1999            1998              1999          1998
                                           ----            ----              ----          ----
Operating income                       $ 7,449,000    $ 14,068,000      $  8,767,000   $21,029,000
Add:
    Time brokerage agreement fees              ---         167,000               ---       317,000
    Depreciation and amortization        7,847,000       4,976,000        15,643,000     9,925,000
    Corporate expense                    2,735,000       1,935,000         4,707,000     3,952,000
    Non-cash compensation                  260,000         217,000           524,000       549,000
                                       -----------    ------------      ------------   -----------

Broadcast cash flow                    $18,291,000    $ 21,363,000      $ 29,641,000   $35,772,000
                                       ===========    ============      ============   ===========

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

Three months ended June 30, 1999 and 1998
-----------------------------------------

Net revenue totaled $40,925,000, a decrease of $2,810,000 or 6 percent compared to $43,735,000 for the three months ended June 30, 1998. The decrease was primarily due to the loss of political advertising revenue in a non-election year. The decrease was also due to the loss of revenue from the disposition of the Kalamazoo and Lansing stations, offset, in part, by the added revenues from the acquisition of the San Francisco station.

Station operating expenses totaled $22,634,000, an increase of $262,000 or 1 percent compared to $22,372,000 for the three months ended June 30, 1998. The slight increase was primarily due to increases in programming and promotion expenses, offset, in part, by an overall reduction in expenses resulting from the acquisition and dispositions.

Broadcast cash flow (net revenue less station operating expenses) totaled $18,291,000, a decrease of $3,072,000 or 14 percent compared to $21,363,000 for the three months ended June 30, 1998. The decrease was primarily due to the changes in net revenue and station operating expenses discussed above.

Amortization expense increased $2,839,000 or 79 percent due to additional intangible amortization expense associated with the acquisition of the San Francisco station. Corporate expense increased $800,000 or 41 percent primarily due to the earlier incurrence of certain expenses. It is anticipated that corporate expense will decrease during the second half of 1999 as compared to the same period a year earlier, resulting in a slight increase for the full year.

Net interest expense increased $415,000 during the three months ended June 30, 1999 as compared to the same period a year earlier. The increase was primarily due to higher levels of outstanding indebtedness as a result of the acquisition of the San Francisco station, offset in part, by the results of the Company's strategic plan to reduce its cost of borrowing. The Company has periodically repurchased portions of its subordinated debentures using borrowings under its bank facility, which bear interest at a lower rate.

Non-cash interest expense increased $319,000 or 74% during the three months ended June 30, 1999 as compared to the same period a year earlier, reflecting the imputing of interest on a non-interest bearing obligation in connection with the San Francisco acquisition. The gain on insurance proceeds of $2,655,000 resulted from insurance proceeds that the Company received in excess of the net book value of assets that were destroyed in a fire at the Company's Duluth station.

Six months ended June 30, 1999 and 1998
---------------------------------------

Net revenue totaled $74,800,000 a decrease of $5,659,000 or 7 percent compared to $80,459,000 for the six months ended June 30, 1998. The decrease was primarily due to the loss of Olympic-related advertising revenue at the Company's CBS affiliated stations and the loss of political advertising in a non-election year. The decrease was also due to the loss of revenue from the disposition of the Kalamazoo and Lansing stations, offset, in part, by the added revenues from the acquisition of the San Francisco station.

Station operating expenses totaled $45,159,000; an increase of $472,000 or 1 percent compared to $44,687,000 for the six months ended June 30, 1998. The increase was primarily due to increases in programming and promotion expenses, offset, in part, by an overall reduction in expenses resulting from the acquisition and dispositions.

Broadcast cash flow (net revenue less station operating expenses) totaled $29,641,000, a decrease of $6,131,000 or 17 percent compared to $35,772,000 for the six months ended June 30, 1998. The decrease was primarily due to the changes in net revenue and station operating expenses discussed above.

Amortization expense increased $5,664,000 or 79 percent due to additional intangible amortization expense at San Francisco. Corporate expense increased $755,000 or 19 percent primarily due to the earlier incurrence of certain expenses. It is anticipated that corporate expense will decrease during the second half of 1999 as compared to the same period a year earlier, resulting in a slight increase for the full year. Net interest expense increased $1,204,000 or 6 percent during the six months ended June 30, 1999 as compared to the same period a year earlier. The increase was primarily due to higher levels of outstanding indebtedness as a result of the acquisition of the San Francisco station, offset in part, by the results of the Company's strategic plan to reduce its cost of borrowing. The Company has periodically repurchased portions of its subordinated debentures using borrowings under its bank facility, which bears interest at a lower rate.

Non-cash interest expense increased $552,000 or 61% during the six months ended June 30, 1999 as compared to the same period a year earlier, reflecting the imputing of interest on a non-interest bearing obligation in connection with the San Francisco acquisition. The gain on insurance proceeds of $2,655,000 resulted from insurance proceeds that the Company received in excess of the net book value of assets that were destroyed in a fire at the Company's Duluth station.

Liquidity and Capital Resources
-------------------------------

The Company's bank credit agreement (the "Credit Agreement") provides for revolving credit borrowings of $260,000,000 and permits borrowings of up to an additional $240,000,000 on an uncommitted basis. The Credit Agreement can be used to fund future acquisitions of broadcast stations and for general working capital purposes, subject to certain limitations of the financial covenants thereunder. As of March 23, 1999, the Company amended the Credit Agreement to revise the maximum consolidated total debt to consolidated cash flow ratio covenant contained therein. As of August 10, 1999, the Company had $96,000,000 of borrowings outstanding under the Credit Agreement.

On April 29, 1999, the Company entered into a definitive agreement with CBS Corporation ("CBS") whereby CBS will acquire from the Company substantially all of the assets of KEYE-TV, the CBS affiliate serving Austin, Texas, for $160,000,000 in cash, subject to certain adjustments. Consummation of the transaction is contingent upon final approval by the Federal Communications Commission and satisfaction of other customary closing conditions. The sale is expected to be consummated during the fourth quarter of 1999. The Company anticipates recognizing a gain for financial reporting purposes of $106,000,000. It is anticipated that the proceeds from the sale will be used to reduce indebtedness, thus providing the Company with the flexibility necessary to improve its capital structure and lower its cost of capital.

The Company anticipates paying 1999 federal and state income taxes of approximately $29,000,000 during the first quarter of 2000. Such taxes relate primarily to the gain on the sale of KEYE-TV.

Net cash used in operating activities was $3,178,000 during the six months ended June 30, 1999 compared to net cash provided by operating activities of $8,259,000 during the six months ended June 30, 1998, a decrease of $11,437,000 or 138 percent. The decrease was primarily due to lower operating cash flow and a increase in cash used as a result of changes in net operating assets.

Net cash used in investing activities was $934,000 during the six months ended June 30, 1999 compared to $2,943,000 during the six months ended June 30, 1998. The decrease was primarily due to insurance proceeds received as reimbursement for the replacement cost of capital lost in a fire at the Company's Duluth station. The Company anticipates that future requirements for capital expenditures will include those incurred during the ordinary course of business, which include costs associated with the implementation of digital television technology and Year 2000 issues.

Net cash provided by financing activities was $5,857,000 during the six months ended June 30, 1999 compared to net cash used in financing activities of $782,000 during the six months ended June 30, 1998. The increase resulted primarily from a net decrease in bank borrowings and a decrease in payments for financing fees, offset, in part, by the issuance of subordinated notes during the six months ended June 30, 1998.

The Company believes that internally generated funds from operations and borrowings under the Credit Agreement will be sufficient to satisfy the Company's cash requirements for its existing operations for the next twelve months and for the foreseeable future thereafter. The Company expects that any future acquisitions of television stations would be financed through funds generated from operations and additional debt and equity financings

Year 2000
---------

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

The next phase was to develop uniform test plans and test methodologies. The Company has begun to test and update its systems, and expects that all testing will be completed by the end of August 1999.

Although the Company has not yet completed all necessary phases of its Year 2000 program, it believes that it has an effective program in place to resolve its critical internal Year 2000 Issues in a timely manner.

Costs to Address the Company's Year 2000 Issues
-----------------------------------------------

The Company will incur capital expenditures and incremental expenses to bring current systems into compliance. Total incremental expenses have not had a material impact on the Company's financial condition to date and are not at present, based on known facts, expected to have a material impact on the Company's financial condition. The Company estimates the total cost of upgrading equipment will be approximately $1,500,000, of which approximately $922,000 has been incurred through June 30, 1999. All Year 2000 expenditures are made out of each location's operating budget. There are no IT projects that have been delayed due to Year 2000 efforts.

Risks of the Company's Year 2000 Issues
---------------------------------------

While the Company believes its efforts will provide reasonable assurance that material disruptions will not occur due to internal Year 2000 failures, the possibility of disruption, especially from third parties, still exists. The Company's operations are vulnerable to system failures experienced by the network program providers, certain satellite services, software and hardware providers, local and long distance telephone providers, power companies, financial services providers and others upon whom the Company relies for supporting services. In an effort to determine its vulnerabilities to third-party Year 2000 failures, the Company has requested Year 2000 compliance data from all of its suppliers and vendors. The Company will use this information in an attempt to identify whether any of these parties has a Year 2000 Issue that may materially impact the Company's operations, liquidity, capital resources or certain other functions. The Company does not, however, control the systems of other companies, and cannot assure that these systems will be timely converted and, if not converted, would not have an adverse effect on the Company's business operations. In the event that the Company and/or its significant vendors or suppliers do not complete their Year 2000 compliance efforts, the Company could experience disruptions in its operations, including a temporary inability to engage in normal broadcast or business activities. Disruptions in the economy generally resulting from Year 2000 Issues also could affect the Company.

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

                                    PART II
                                    -------

                               OTHER INFORMATION
                               -----------------


Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

    On April 27, 1999, the holders of all of the Company's Voting Common Stock adopted resolutions by written consent in lieu of an annual meeting appointing Ernst & Young LLP as independent auditors of the Company and electing W. Don Cornwell, Stuart J. Beck, James L. Greenwald, Martin F. Beck, Edward Dugger III, Thomas R. Settle, Charles J. Hamilton, Jr., Robert E. Selwyn, Jr., M. Fred Brown and Jon E. Barfield as directors of the Company.

    On July 27, 1999, the holders of all of the Company's Voting Common Stock, par value $.01 per share, adopted resolutions by written consent in lieu of a special meeting amending the Granite Broadcasting Corporation Directors' Stock Option Plan to increase the number of shares of Common Stock (Nonvoting) authorized for grant under the plan.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

      (a) Exhibits

          10.1 Granite Broadcasting Corporation Stock Option Plan, as amended through July 27, 1999.

          10.19 Granite Broadcasting Corporation Directors' Stock Option Plan, as amended through July 27, 1999.

          27.    Financial Data Schedule.

      (b) Reports on Form 8-K

Current Report on Form 8-K filed May 11, 1999, reporting an agreement in principle entered into by and among the Company, certain of the Company's subsidiaries and CBS Corporation, a Pennsylvania corporation ("CBS"), whereby CBS would acquire the assets of KEYE-TV, the CBS affiliate serving the Austin, Texas television market, for a total purchase price of $160 million in cash, subject to certain adjustments. No financial statements were filed at such time.

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


                                 GRANITE BROADCASTING CORPORATION
                                             Registrant


Date August 13, 1999             /s/        W. DON CORNWELL
                                 --------------------------------------
                                           (W. Don Cornwell)
                                        Chief Executive Officer


Date August 13, 1999             /s/       LAWRENCE I. WILLS
                                 --------------------------------------
                                          (Lawrence I. Wills)
                                 Vice President, Finance and Controller
                                      (Principal Accounting Officer)