Form 10-Q
period 1999-09-30
GRANITE BROADCASTING CORP
filed 1999-11-15
CIK 839621

--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549


                                   FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999
                                       OR

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

                         767 Third Avenue - 34th Floor
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

  Class A Voting Common Stock, par value $.01 per share - 178,500 shares outstanding at November 11, 1999; Common Stock (Nonvoting), par value $.01 per share - 17,960,841 shares outstanding at November 11, 1999.

                         PART I.  FINANCIAL INFORMATION
                        GRANITE BROADCASTING CORPORATION
                           CONSOLIDATED BALANCE SHEET

                                                                               September 30,   December 31,
ASSETS                                                                             1999           1998
------                                                                         -------------  -------------
                                                                                (Unaudited)
Current assets:
 Cash and cash equivalents                                                     $ 55,038,237   $    762,392
 Accounts receivable, net                                                        28,492,021     32,830,227
 Film contract rights                                                            21,087,169      9,671,443
 Other assets                                                                     9,327,623      9,627,807
                                                                               ------------   ------------
 Total current assets                                                           113,945,050     52,891,869

Property and equipment, net                                                      34,107,775     33,040,152
Film contract rights                                                             13,071,802      4,497,956
Other noncurrent assets                                                           2,596,882      2,788,083
Deferred financing fees, net                                                      9,015,935     11,086,733
Intangible assets, net                                                          609,677,603    677,669,324
                                                                               ------------   ------------
                                                                               $782,415,047   $781,974,117
                                                                               ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------

Current liabilities:
 Accounts payable                                                              $  2,860,233   $  4,031,837
 Accrued interest                                                                11,333,561      5,107,551
 Income taxes payable                                                            34,028,619      5,774,889
 Other accrued liabilities                                                        5,004,656      4,133,202
 Film contract rights                                                            22,084,095     13,648,629
 Other current liabilities                                                        4,591,321      5,763,882
                                                                               ------------   ------------
  Total current liabilities                                                      79,902,485     38,459,990

Long-term debt                                                                  313,981,277    426,399,159
Film contract rights payable                                                     22,664,834      5,920,122
Deferred tax liability                                                           81,864,023     78,308,597
Other noncurrent liabilities                                                     23,025,293     18,005,696

Commitments
Cumulative Exchangeable Preferred Stock, net of offering costs                  203,930,665    185,167,313
Cumulative Convertible Exchangeable Preferred Stock                                     ---     31,183,400

Stockholders' equity (deficit):
 Common Stock:  41,000,000 shares authorized consisting of 1,000,000 shares of Class A Common Stock, $.01 par value, and 40,000,000 shares of Common
  Stock (Nonvoting), $.01 par value; 178,500 shares of Class A Common Stock and 17,960,841 shares of Common Stock (Nonvoting) (11,608,032
  shares at December 31,1998) issued and outstanding                                181,393        117,865
 Additional paid-in capital                                                      25,264,610     14,233,125
 Accumulated earnings (deficit)                                                  34,970,024    (12,006,267)
 Less: Unearned compensation                                                     (2,435,682)    (2,881,008)
   Treasury stock                                                                   (47,000)       (47,000)
   Note receivable from officer                                                    (886,875)      (886,875)
                                                                               ------------   ------------
  Total stockholders' equity (deficit)                                           57,046,470     (1,470,160)
                                                                               ------------   ------------
                                                                               $782,415,047   $781,974,117
                                                                               ============   ============

                            See accompanying notes.

                        GRANITE BROADCASTING CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                         Three Months Ended September 30,       Nine Months Ended September 30,
                                   ------------------------------------------ -----------------------------------
                                                1999            1998               1999                    1998
                                   ------------------------ ----------------- ------------------ --------------
                                                        (Unaudited)                             (Unaudited)
Net revenues                                $  35,578,729     $ 35,917,480     $ 110,378,956       $116,376,621
Station operating expenses                     22,884,702       21,295,176        68,043,639         65,982,640
Time brokerage agreement fees                         ---          111,124               ---            427,810
Depreciation expense                            1,447,013        1,318,128         4,247,228          4,063,965
Amortization expense                            6,696,536        5,160,835        19,539,434         12,339,347
Corporate expense                               1,817,541        1,996,203         6,524,565          5,947,835
Non-cash compensation expense                     204,193          210,157           727,901            759,385
                                        ------------------- ----------------- ------------------ --------------

Operating income                                2,528,744        5,825,857        11,296,189         26,855,639

Other expenses:
   Equity in net loss of investee                     ---              ---           133,603            973,439
   Interest expense, net                        9,232,562       10,062,300        29,231,335         28,857,559
   Non-cash interest expense                      663,900          462,016         2,124,366          1,370,939
   Net gain on asset dispositions            (101,291,854)     (57,775,928)     (101,291,854)       (57,775,928)
   Gain from insurance settlement                     ---              ---        (2,655,408)               ---
   Other                                          725,893          520,557         1,396,597          1,037,172
                                        ------------------- ----------------- ------------------ --------------
Income before income taxes
 and extraordinary item
                                               93,198,243       52,556,912        82,357,550         52,392,458

Provision for income taxes                     37,953,269        7,369,000        34,488,279         10,540,000
                                        ------------------- ----------------- ------------------ --------------

Income before extraordinary item               55,244,974       45,187,912        47,869,271         41,852,458
Extraordinary loss on early
 extinguishment of debt, net of tax              (892,980)        (222,772)         (892,980)        (2,962,510)
                                        ------------------- ----------------- ------------------ --------------

Net income                                  $  54,351,994     $ 44,965,140     $  46,976,291       $ 38,889,948
                                        =================== ================= ================== ==============

Net income attributable to
 common shareholders                        $  47,482,936     $ 38,612,518     $  26,536,992       $ 20,000,528
                                        =================== ================= ================== ==============

Per common share:
   Income before extraordinary item         $        3.49     $       3.65     $        2.17       $       2.29
   Extraordinary loss                               (0.06)           (0.02)            (0.06)             (0.30)
                                        ------------------- ----------------- ------------------ --------------
     Net income                             $        3.43     $       3.63     $        2.11       $       1.99
                                        =================== ================= ================== ==============

Weighted average common
 shares outstanding                            13,846,000       10,652,000        12,578,000         10,029,000

Net income attributable to common
 shareholders - assuming dilution           $  47,972,605     $ 39,312,915     $  28,212,941       $ 22,264,518
                                        =================== ================= ================== ==============

Per common share-assuming dilution:
   Income before extraordinary item         $        2.53     $       2.19     $        1.55       $       1.43
   Extraordinary loss                               (0.05)           (0.01)            (0.05)             (0.17)
                                        ------------------- ----------------- ------------------ --------------
     Net income                             $        2.48     $       2.18     $        1.50       $       1.26
                                        =================== ================= ================== ==============

Adjusted weighted average
 common shares - assuming dilution             19,369,000       18,018,000        18,770,000         17,603,000

                             See Accompanying Notes

                       GRANITE BROADCASTING CORPORATION
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                     Nine Months Ended September 30, 1999
                                  (Unaudited)

                                        Class A     Common       Additional
                                        Common       Stock         Paid-in       Accumulated        Unearned     Note Receivable
                                        Stock     (Nonvoting)      Capital         Deficit        Compensation    from Officer
                                       --------- ------------- -------------   ---------------   --------------  ---------------
Balance at December 31, 1998            $1,785     $116,080     $14,233,125     $(12,006,267)     $(2,881,008)     $(886,875)
Dividends on redeemable
 preferred stock                                                (20,064,188)
Accretion of offering costs
 related to Cumulative
 Exchangeable Preferred Stock                                      (375,111)
Exercise of stock options                               228         108,672
Conversion of Convertible
 Preferred Stock into Common
 Stock (Nonvoting)                                   62,367      31,121,033
Issuance of Common Stock
 (Nonvoting)                                            933            (933)
Grant of stock award under
 stock plans                                                        282,575                          (282,575)
Stock expense related to
 stock plans                                                        (40,563)                          727,901
Net income                                                                        46,976,291
                                       --------- ------------- -------------   --------------    --------------  -------------

Balance at September 30, 1999           $1,785     $179,608     $25,264,610      $34,970,024      $(2,435,682)     $(886,875)
                                       ========= ============= =============   ==============    ==============  =============
                                                       Total
                                                   Stockholders'
                                       Treasury       Equity
                                        Stock        (Deficit)
                                       ---------   -------------
Balance at December 31, 1998           $(47,000)   $(1,470,160)
Dividends on redeemable
 preferred stock                                   (20,064,188)
Accretion of offering costs
 related to Cumulative
 Exchangeable Preferred Stock                         (375,111)
Exercise of stock options                              108,900
Conversion of Convertible
 Preferred Stock into Common
 Stock (Nonvoting)                                  31,183,400
Issuance of Common Stock
 (Nonvoting)                                               -
Grant of stock award under
 stock plans                                               -
Stock expense related to
 stock plans                                           687,338
Net income                                          46,976,291
                                       ---------   -------------

Balance at September 30, 1999          $(47,000)   $57,046,470
                                       =========   =============

                        GRANITE BROADCASTING CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                Nine Months Ended September 30,
                                                                                                -------------------------------
                                                                                                     1999            1998
                                                                                                --------------  ---------------
Cash flows from operating activities:                                                                     (Unaudited)
 Net income                                                                                     $  46,976,291   $  38,889,948
 Adjustments to reconcile net income to net cash provided by operating activities:
    Amortization of intangible assets                                                              19,539,434      12,339,347
    Depreciation                                                                                    4,247,228       4,063,965
    Non-cash compensation expense                                                                     727,901         759,385
    Non-cash interest expense                                                                       2,124,366       1,370,939
    Equity in net loss of investee                                                                    133,603         973,439
    Deferred taxes                                                                                  8,455,521       4,749,000
    Net gain on disposition of assets                                                            (101,291,854)    (57,775,928)
    Gain from insurance proceeds                                                                   (2,655,408)            ---
    Extraordinary loss                                                                              1,373,815       4,557,510
  Change in assets and liabilities:
     Decrease in accounts receivable, net                                                           4,338,206       6,370,696
     Increase in accounts payable and accrued liabilities                                           5,925,860       3,040,029
     Increase in income taxes payable                                                              23,353,730       4,077,596
     (Increase) decrease in film contract rights and other noncurrent assets                      (29,912,752)      1,421,224
     Increase in film contract rights payable and other current liabilities                        24,007,617       5,622,273
     (Decrease) in deferred tax and other noncurrent liabilities                                    1,529,915      (9,400,236)
     (Increase) decrease in other assets                                                             (123,786)      2,576,729
                                                                                                 -------------   -------------
   Net cash provided by operating activities                                                        5,689,857      23,635,916
Cash flows from investing activities:
 Payment for acquisition of station                                                                       ---    (170,869,424)
 Proceeds from disposition of assets, net                                                         171,308,975     149,990,381
 Insurance proceeds received                                                                        6,747,789             ---
 WB affiliation payment                                                                            (4,243,921)    (14,500,000)
 Investment in Datacast                                                                              (133,603)       (500,000)
 Capital expenditures                                                                             (10,315,767)     (5,264,108)
                                                                                                 -------------   -------------
   Net cash provided by (used in) investing activities                                            163,363,473     (41,143,151)
Cash flows from financing activities:
 Proceeds from bank loan                                                                           54,500,000      38,000,000
 Repayment of bank debt                                                                          (135,000,000)   (151,500,000)
 Retirement of senior subordinated notes                                                          (32,065,000)    (33,922,700)
 Proceeds from senior subordinated notes, net                                                             ---     174,482,000
 Dividends paid                                                                                    (1,776,629)     (2,296,531)
 Payment of deferred financing fees                                                                  (503,965)     (7,113,347)
 Other financing activities                                                                            68,109         198,967
                                                                                                 -------------   -------------
   Net cash (used in) provided by financing activities                                           (114,777,485)     17,848,389
                                                                                                 -------------   -------------
Net increase in cash and cash equivalents                                                          54,275,845         341,154
Cash and cash equivalents, beginning of period                                                        762,392       2,170,927
                                                                                                 -------------   -------------
Cash and cash equivalents, end of period                                                        $  55,038,237   $   2,512,081
                                                                                                ==============   =============
Supplemental information:
 Cash paid for interest                                                                         $  23,400,000   $  19,547,000
 Income taxes paid                                                                                  1,691,000         154,000
 Non-cash capital expenditures                                                                         88,000         478,000
 Non-cash dividend                                                                                 18,388,500      10,392,000

                            See accompanying notes.

                        GRANITE BROADCASTING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Note 1 -  Basis of presentation
--------------------------------

The accompanying unaudited consolidated financial statements include the accounts of Granite Broadcasting Corporation and its subsidiaries (the "Company"), have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the Company's consolidated financial statements and notes thereto for the year ended December 31, 1998 which were included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. All significant intercompany accounts and transactions have been eliminated. Certain amounts in the prior year have been reclassified to conform to 1998 presentation. Data as of and for the year ended December 31, 1998 are derived from the Company's audited consolidated financial statements. In the opinion of management, all adjustments of a normal recurring nature which are necessary for a fair presentation of the results for the interim periods have been made.

Note 2 -Dispositions
--------------------

On July 30, 1999, the Company completed the disposition of WEEK-FM to the Cromwell Group, Inc. of Illinois for $1,150,000 in cash. On August 31, 1999, the Company completed the disposition of KEYE-TV, the CBS affiliate serving Austin, Texas, to CBS Corporation for $160,000,000 in cash. A portion of the proceeds from the sale of these stations was used to repay outstanding indebtedness under the Company's bank credit agreement (the "Credit Agreement"). The Company recognized a pre-tax gain for financial statement reporting purposes on the sale of these stations of $103,470,000.

In July 1999 the Company and the American Broadcasting Companies, Inc. ("ABC") agreed to terminate the ABC affiliation of KNTV, the ABC affiliate serving San
Jose-Salinas-Monterey, California, effective July 2000.   The Company received
$14,000,000 in cash on September 1, 1999 in accordance with the agreement. The Company recognized a loss for financial statement reporting purposes on the sale of the affiliation of $2,178,000.

The Company anticipates paying 1999 federal and state income taxes of approximately $30,452,000 during the fourth quarter of 1999. Such taxes relate primarily to the gain on the sale of the Austin station and to the gain, for tax purposes, on the sale of the ABC affiliation at KNTV.

During the third quarter of 1999, the Company reclassified certain of its intangible assets between FCC license and network affiliation based on appraised values. As both of these intangible assets are being amortized over a 40-year life, other than the impact on the loss on the sale of the affiliation, the reclassification had no impact to the results of operations for the nine months ended September 30, 1999.

Note 3 - Long Term Debt
-----------------------

On July 7, 1999, the Company repurchased $2,000,000 principal amount of its 10 3/8% Senior Subordinated Notes, due May 15, 2005 (the "10 3/8% Notes") and $9,635,000 principal amount of its 8 7/8% Senior Subordinated Notes, due May 15, 2008 (the "8 7/8% Notes"). On September 24, 1999, the Company repurchased $20,430,000 principal amount of its 9 3/8% Senior Subordinated Notes, due December 1, 2005 (the "9 3/8% Notes"). As a result of these transactions, the Company incurred an extraordinary loss including the write-off of a portion of related deferred financing fees, net of tax benefit, of $893,000 during the third quarter of 1999.

On August 31, 1999, the Company used $95,000,000 of the proceeds from the sale of the Austin station to repay all of its outstanding indebtedness under its Credit Agreement. The Company had no outstanding borrowings under the Credit Agreement at September 30, 1999.

Note 4 - Conversion of Preferred Stock
--------------------------------------

On August 16, 1999 the Company announced it would redeem all outstanding shares of its Cumulative Convertible Exchangeable Preferred Stock on September 15, 1999 at a redemption price of $25.97 per share, plus accrued but unpaid dividends (the "Redemption Price"). Holders of the Cumulative Convertible Exchangeable Preferred Stock had the option to accept the Redemption Price or convert each preferred share into five shares of the Company's Common Stock (Nonvoting) at any time on or before September 10, 1999. As a result, 1,247,336 shares of the Cumulative Convertible Exchangeable Preferred Stock were converted into 6,236,680 shares of Common Stock (Nonvoting) prior to September 10, 1999.

Note 5 - Recent Developments
----------------------------

On August 5, 1999 the Federal Communications Commission announced the relaxation of certain television ownership rules, thus enabling the Company to continue to own and operate KNTV, the ABC affiliate serving San Jose-Salinas-Monterey, California, in addition to operating KBWB-TV, the WB affiliate serving San Francisco-Oakland-San Jose, California.

Note 6 - Per-share calculations
-------------------------------

The per-share calculations shown on the face of the income statement for the three and nine month periods ended September 30, 1999 and 1998 are computed in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share." The following table sets forth the computation of basic and diluted earnings per share:

                                           Three months ended   Three months ended  Nine months ended    Nine months ended
                                           September 30, 1999   September 30, 1998  September 30, 1999   September 30, 1998
                                           -------------------  ------------------- -------------------  -------------------
Income before
  extraordinary item                              $55,244,974          $45,187,912         $47,869,271          $41,852,458
Extraordinary loss on early
  extinguishment of debt                             (892,980)            (222,772)           (892,980)          (2,962,510)
                                           -------------------  ------------------- -------------------  -------------------
Net income                                         54,351,994           44,965,140          46,976,291           38,889,948
LESS:
-Preferred stock dividends
   Convertible preferred                              489,669              700,397           1,675,949            2,263,990
   Exchangeable preferred                           6,254,352            5,527,188          18,388,239           16,250,319

-Accretion on exchangeable
  Preferred                                           125,037              125,037             375,111              375,111
                                           -------------------  ------------------- -------------------  -------------------

Income attributable to common
shareholders                                      $47,482,936          $38,612,518         $26,536,992          $20,000,528
                                           ===================  =================== ===================  ==================

Effect of dilutive securities:
PLUS:
 Convertible preferred
  Stock dividends                                     489,669              700,397           1,675,949            2,263,990
                                           -------------------  ------------------- -------------------  -------------------


Income attributable
  to common shareholders -
  Assuming dilution                               $47,972,605          $39,312,915         $28,212,941          $22,264,518
                                           ===================  =================== ===================  ==================

---------------------------------------------------------------------------------------------------------------------------
Weighted average common
  Shares outstanding for basic
  Income per share                                 13,846,000           10,652,000          12,578,000           10,029,000
                                           ===================  =================== ===================  ==================
ADD:
Effect of dilutive securities:
  Preferred stock conversions                       4,289,000            7,107,000           5,542,000            7,107,000
  Stock award plans                                    17,000                    -                   -               30,000
  Stock options                                     1,217,000              259,000             650,000              437,000
                                           -------------------  ------------------- -------------------  -------------------
   Total potentially dilutive
      common shares                                 5,523,000            7,366,000           6,192,000            7,574,000

Adjusted weighted average
 Common shares outstanding-
  assuming dilution                                19,369,000           18,018,000          18,770,000           17,603,000
                                           ===================  =================== ===================  ==================
Per common share:
Basic income before
  extraordinary item                              $      3.49          $      3.65         $      2.17          $      2.29
Basic extraordinary loss                                (0.06)               (0.02)              (0.06)               (0.30)
                                           -------------------  ------------------- -------------------  -------------------
Basic income per share                            $      3.43          $      3.63         $      2.11          $      1.99
                                           ===================  =================== ===================  ==================

Diluted income before
  extraordinary item                              $      2.53          $      2.19         $      1.55          $      1.43
Diluted extraordinary loss                              (0.05)               (0.01)              (0.05)               (0.17)
                                           -------------------  ------------------- -------------------  -------------------
Diluted income per share                          $      2.48          $      2.18         $      1.50          $      1.26
                                           ===================  =================== ===================  ==================

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

Introduction
------------

The Company is a group broadcaster that operates nine network-affiliated television stations. The Company's revenues are derived principally from local and national advertising and, to a lesser extent, from network compensation for the broadcast of programming and revenues from studio rental and commercial production activities. The primary operating expenses involved in owning and operating television stations are employee salaries, depreciation and amortization, programming and advertising and promotion expenses. Comparisons of the Company's consolidated financial statements for the three and nine months ended September 30, 1999 against prior periods have been affected by the acquisition of KBWB-TV, the WB affiliate serving San Francisco-Oakland-San Jose California, which occurred on July 20, 1998, the sale of WWMT-TV, the CBS affiliate serving Grand Rapids-Kalamazoo-Battle Creek, Michigan, which occurred on July 15, 1998, the sale of WLAJ-TV, the ABC affiliate serving Lansing, Michigan, which occurred on August 17, 1998, and the sale of KEYE-TV, the CBS affiliate serving Austin, Texas, which occurred on August 31, 1999. It is anticipated that comparisons of the Company's consolidated financial statements for the year ended December 31, 1999 against prior periods will also be affected by the aforementioned transactions. Numbers referred to in the following discussion have been rounded to the nearest thousand.

The following table sets forth certain operating data for the three and nine months ended September 30, 1999 and 1998:

                                  Three Months Ended September 30,  Nine Months Ended September 30,
                                  --------------------------------  -------------------------------
                                       1999             1998             1999             1998
                                  ---------------  ---------------  ---------------  --------------

Operating income                      $ 2,529,000      $ 5,826,000      $11,296,000     $26,856,000
Add:
 Time brokerage agreement fees                ---          111,000              ---         428,000
 Depreciation and amortization          8,143,000        6,479,000       23,786,000      16,403,000
 Corporate expense                      1,818,000        1,996,000        6,525,000       5,948,000
 Non-cash compensation                    204,000          210,000          728,000         759,000
                                      -----------      -----------      -----------     -----------

Broadcast cash flow                   $12,694,000      $14,622,000      $42,335,000     $50,394,000
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

Three months ended September 30, 1999 and 1998
----------------------------------------------

Net revenue totaled $35,579,000; a decrease of $338,000 or 1 percent compared to $35,917,000 for the three months ended September 30, 1998. The slight decrease was primarily due to the loss of political advertising revenue in a non-election year and the loss of revenue from the disposition of the Austin station in August 1999 and the disposition of the Kalamazoo and Lansing stations in 1998. The decrease was offset, in part, by strong growth in advertising revenue at the Company's WB affiliates.

Station operating expenses totaled $22,885,000; an increase of $1,590,000 or 7.5 percent compared to $21,295,000 for the three months ended September 30, 1998. The increase was primarily due to increases in programming, promotion and news expense.

Amortization expense increased $1,536,000 or 30 percent due to additional intangible amortization expense associated with the acquisition of the San Francisco station.

The net gain on asset dispositions of $101,292,000 resulted primarily from the sale of the Company's Austin station in August 1999, offset, in part, by the loss on the sale of the ABC affiliation at KNTV.

Net interest expense decreased $829,000 during the three months ended September 30, 1999 as compared to the same period a year earlier primarily due to lower levels of outstanding indebtedness. The Company used the proceeds from the sale of its Austin station to repay $115,000,000 of debt.

The Company reported income before taxes and extraordinary item of $93,198,000 during the third quarter and will partially offset this income with its remaining available net operating loss carryforwards. The provision for income taxes for the third quarter consists of $25,401,000 of current federal and state taxes and $12,071,000 of deferred taxes.

During the third quarter, the Company repurchased $32,065,000 principal amount of its subordinated notes at various prices. In connection with the repurchases, the Company incurred an extraordinary loss after the write-off of related deferred financing fees, net of tax benefit, of $893,000.

Nine months ended September 30, 1999 and 1998
---------------------------------------------

Net revenue totaled $110,379,000 a decrease of $5,998,000 or 5 percent compared to $116,377,000 for the nine months ended September 30, 1998. The decrease was primarily due to the loss of Olympic-related advertising revenue at the Company's CBS affiliated stations and the loss of political advertising in a non-election year. The decrease was also due to the loss of revenue from the disposition of the Kalamazoo, Lansing and Austin stations, offset, in part, by the added revenues from the acquisition of the San Francisco station.

Station operating expenses totaled $68,044,000; an increase of $2,061,000 or 3 percent compared to $65,983,000 for the nine months ended September 30, 1998. The increase was primarily due to increases in programming and promotion expenses, offset, in part, by an overall reduction in expenses resulting from the acquisition and dispositions.

Amortization expense increased $7,200,000 or 58 percent due to additional intangible amortization expense at San Francisco. Corporate expense increased $577,000 or 10 percent primarily due to the earlier incurrence of certain expenses. It is anticipated that corporate expense will decrease during the fourth quarter of 1999 as compared to the same period a year earlier, resulting in a slight increase for the full year.

The net gain on asset dispositions of $101,292,000 resulted primarily from the sale of the Company's Austin station in August 1999, offset, in part, by the loss on the sale of the ABC affiliation at KNTV.

Non-cash interest expense increased $753,000 or 55 percent during the nine months ended September 30, 1999 as compared to the same period a year earlier, reflecting the imputing of interest on a non-interest bearing obligation issued in connection with the San Francisco acquisition. The gain on insurance proceeds of $2,655,000 in 1998 resulted from insurance proceeds that the Company received in excess of the net book value of assets that were destroyed in a fire at the Company's Duluth station.

The Company reported income before taxes and extraordinary item of $82,357,000 for the nine months ended September 30, 1999 and will partially offset this income with its remaining available net operating loss carryforwards. The provision for income taxes for the nine months ended September 30, 1999 consist of $25,552,000 of current federal and state taxes and $8,456,000 of deferred taxes.

Liquidity and Capital Resources
-------------------------------

In July 1999 the Company and the American Broadcasting Companies, Inc. ("ABC") agreed to terminate the ABC affiliation of KNTV, the ABC affiliate serving San
Jose-Salinas-Monterey, California, effective July 2000.   The Company received
$14,000,000 in cash on September 1, 1999 in accordance with the agreement. KNTV will more than double its local news programming to replace the programming provided by ABC. In addition, KNTV plans to significantly expand cable carriage to reach cable subscribers throughout the San Francisco-Oakland-San Jose television market. The impact of this transaction on Company's operations cannot be determined at this time; however, it is anticipated that with expanded cable carriage, KNTV will gain access to greater advertising resources.

On July 30, 1999 the Company completed the disposition of WEEK-FM to the Cromwell Group, Inc. of Illinois for $1,150,000 in cash. On August 31, 1999 the Company completed the disposition of KEYE-TV, the CBS affiliate serving Austin, Texas, to CBS Corporation for $160,000,000 in cash.

The Company's bank credit agreement (the "Credit Agreement") provides for revolving credit borrowings of up to $260,000,000. The Credit Agreement can be used to fund future acquisitions of broadcast stations and for general working capital purposes, subject to certain limitations of the financial covenants thereunder. In connection with the sale of the Austin station, the Company repaid all of its outstanding indebtedness under the Credit Agreement. The Company anticipates amending its existing Credit Agreement or entering into a new credit agreement. As of November 11, 1999, the Company had no outstanding borrowings under the Credit Agreement and had $57,121,000 of cash and cash equivalents. The Company anticipates paying 1999 federal and state income taxes of approximately $30,452,000 during the fourth quarter of 1999 relating primarily to the gain on the sale of the Austin station and the gain, for tax purposes, on the sale of the ABC affiliation at KNTV.

Net cash provided by operating activities was $5,690,000 during the nine months ended September 30, 1999 compared to $23,636,000 during the nine months ended September 30, 1998, a decrease of $17,946,000 or 76 percent. The decrease was primarily due to lower operating cash flow, higher cash paid for interest and an increase in net operating assets.

Net cash provided by investing activities was $163,363,000 during the nine months ended September 30, 1999 compared to net cash used in investing activities of $41,143,000 during the nine months ended September 30, 1998. The increase was primarily due to the increase in proceeds from asset dispositions over the prior year and the acquisition of the San Francisco station in 1998. The Company anticipates that future requirements for capital expenditures will include those incurred during the ordinary course of business, which include costs associated with the implementation of digital television technology and Year 2000 issues.

Net cash used in financing activities was $114,777,000 during the nine months ended September 30, 1999 compared to net cash provided by financing activities of $17,848,000 during the nine months ended September 30, 1998. The decrease resulted primarily from the issuance of subordinated notes during the nine months ended September 30, 1998, offset in part, by a reduction in net debt repayments and a reduction in payments for deferred financing fees.

The Company believes that internally generated funds from operations and credit agreement borrowings will be sufficient to satisfy the Company's cash requirements for its existing operations for the next twelve months and for the foreseeable future thereafter. The Company expects that any future acquisitions of television stations would be financed through funds generated from operations and additional debt and equity financings.

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

The next phase was to develop uniform test plans and test methodologies. The Company has completed upgrading and testing its critical systems.

Costs to Address the Company's Year 2000 Issues
-----------------------------------------------

The Company will incur capital expenditures and incremental expenses to bring current systems into compliance. Total incremental expenses have not had a material impact on the Company's financial condition to date and are not at present, based on known facts, expected to have a material impact on the Company's financial condition. The Company estimates the total cost of upgrading equipment will be approximately $1,500,000, of which approximately $1,100,000 has been incurred through September 30, 1999. All Year 2000 expenditures are made out of each location's operating budget. There are no IT projects that have been delayed due to Year 2000 efforts.

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

Contingency Plan
----------------

The Company has developed a contingency plan to address system failures that are critical to conduct its business. This plan includes, but is not limited to, increases in overtime salaries and/or increases in personnel to operate systems that would ordinarily be operated by a computer.

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

                                    PART II
                                    -------

                               OTHER INFORMATION
                               -----------------


Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------


        On October 26, 1999, the holders of all of the Company's Voting Common Stock adopted resolutions by written consent in lieu of a special meeting amending the Company's Bylaws to increase the number of directors to 11 and electing Veronica Pollard as a director of the Company.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------


(a)  Exhibits

       10.40 Limited Waiver, dated August 31, 1999, to the Fourth Amended and Restated Credit Agreement, dated as of June 10, 1998, as amended, by and among Granite Broadcasting Corporation, the Lenders listed therein, and Bankers Trust Company, as Administrative Agent, The Bank of New York, as Documentation Agent, and Goldman Sachs Credit Partners L.P., Union Bank of California, N.A., and ABN Amro Bank N.V., as Co-Agents.

       10.41 Amendment, dated July 26, 1999, to the Network Affiliation Agreement (KNTV(TV)).


       27.    Financial Data Schedule.

(b) Reports on Form 8-K

Current Report on Form 8-K, filed September 13, 1999, reporting the sale of the assets of KEYE-TV, the CBS affiliated station serving the Austin, Texas television market, to CBS Corporation for a purchase price of $160 million, subject to certain adjustments. No financial statements were filed at such time.

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



                                GRANITE BROADCASTING CORPORATION
                                            Registrant


Date November 15, 1999          /s/       W. DON CORNWELL
                                ---------------------------------------------
                                            (W. Don Cornwell)
                                          Chief Executive Officer


Date November 15, 1999          /s/       LAWRENCE I. WILLS
                                ---------------------------------------------
                                            (Lawrence I. Wills)
                                     Vice President, Finance and Controller
                                       (Principal Accounting Officer)