Form 10-K
period 1999-12-31
GRANITE BROADCASTING CORP
filed 2000-03-30
CIK 839621

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          ----------------------------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                          ----------------------------

For the fiscal year ended December 31, 1999       Commission file number 0-19728

                        GRANITE BROADCASTING CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                             13-3458782
   ----------------------                                    -----------------
  (State of Incorporation)                                   (I.R.S. Employer
                                                             Identification No.)

                          767 Third Avenue, 34th Floor
                            New York, New York 10017
                                 (212) 826-2530
                --------------------------------------------------
               (Address, including zip code, and telephone number,
        including area code, of registrant's principal executive offices)
                          ----------------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

               Common Stock (Nonvoting), $.01 par value per share
 Cumulative Convertible Exchangeable Preferred Stock, $.01 par value per share

                          ----------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             --- ----
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

         As of March 1, 2000, 18,168,071 shares of Granite Broadcasting Corporation Common Stock (Nonvoting) were outstanding. The aggregate market value (based upon the last reported sale price on the Nasdaq National Market on March 1, 2000) of the shares of Common Stock (Nonvoting) held by non-affiliates was approximately $138,424,317. (For purposes of calculating the preceding amounts only, all directors and executive officers of the registrant are assumed to be affiliates.) As of March 1, 2000, 178,500 shares of Granite Broadcasting Corporation Class A Voting Common Stock were outstanding, all of which were held by affiliates.

                          ----------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of Item 14 of Part IV are incorporated by reference to:
Granite Broadcasting Corporation's Registration Statement No. 33-43770, filed on November 5, 1991; Granite Broadcasting Corporation's Current Report on Form 8-K, filed on June 25, 1993; Granite Broadcasting Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, filed on November 15, 1993; Amendment No. 2 to Granite Broadcasting Corporation's Registration Statement No. 33-71172, filed on December 16, 1993; Granite Broadcasting Corporation's Annual Report on Form 10-K for the year ended December 31, 1994, filed on March 29, 1995; Granite Broadcasting Corporation's Current Report on Form 8-K, filed on July 14, 1995; Granite Broadcasting Corporation's Registration Statement No. 33-94862, filed on July 21, 1995; Amendment No. 2 to Granite Broadcasting Corporation's Registration Statement No. 33-94862, filed on October 6, 1995; Granite Broadcasting Corporation's Annual Report on Form 10-K for the year ended December 31, 1995, filed on March 28, 1996; Granite Broadcasting Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed on August 13, 1996; Granite Broadcasting Corporation's Annual Report on Form 10-K for the year ended December 31, 1996, filed on March 21, 1997; Granite Broadcasting Corporation's Current Report on Form 8-K, filed on October 17, 1997; Granite Broadcasting Corporation's Current Report on Form 8-K, filed on March 2, 1998; Granite Broadcasting Corporation's Registration Statement No. 333-56327, filed on June 8, 1998; Granite Broadcasting Corporation's Current Report on Form 8-K, filed on July 1, 1998; Granite Broadcasting Corporation's Current Report on Form 8-K, filed on August 13, 1998; Granite Broadcasting Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed on March 31, 1999; Granite Broadcasting Corporation's Current Report on Form 8-K, filed on May 11, 1999; and Granite Broadcasting Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed on November 15, 1999.

                                     PART I

ITEM 1.  BUSINESS

         Granite Broadcasting Corporation ("Granite" or the "Company"), a Delaware corporation, is a group broadcasting company founded in 1988 to acquire and manage network-affiliated television stations and other media and communications-related properties. The Company's goal is to identify and acquire properties that management believes have the potential for substantial long-term appreciation and to aggressively manage such properties to improve their operating results. The Company currently owns and operates nine network-affiliated television stations: KNTV(TV), the ABC affiliate serving San Jose, California and the Salinas-Monterey, California television market ("KNTV"); WTVH-TV, the CBS affiliate serving Syracuse, New York ("WTVH"); KSEE-TV, the NBC affiliate serving Fresno-Visalia, California ("KSEE"); WPTA-TV, the ABC affiliate serving Fort Wayne, Indiana ("WPTA"); WEEK-TV, the NBC affiliate serving Peoria-Bloomington, Illinois ("WEEK-TV"); KBJR-TV, the NBC affiliate serving Duluth, Minnesota and Superior, Wisconsin ("KBJR"); WKBW-TV, the ABC affiliate serving Buffalo, New York ("WKBW"); WDWB-TV, the WB Network affiliate serving Detroit, Michigan ("WDWB") and KBWB-TV, the WB Network affiliate serving San Francisco-Oakland-San Jose, California ("KBWB"). KBJR and WEEK were acquired in separate transactions in October 1988, WPTA was acquired in December 1989, KNTV was acquired in February 1990, WTVH and KSEE were acquired in December 1993, WKBW was acquired in June 1995, WDWB was acquired in January 1997 and KBWB was acquired in July 1998. The Company owns each of its television stations through separate wholly owned subsidiaries (collectively, the "Subsidiaries"; references herein to the "Company" or to "Granite" include Granite Broadcasting Corporation and its subsidiaries). The Company's long-term objective is to acquire additional television stations and to pursue acquisitions of other media and communications-related properties in the future. The Company is also committed to growing its Internet properties with the goal of becoming the number one local web destination in each of its markets. The Company's internet strategy is to provide compelling local news, weather, sports and entertainment information on each of its websites, leveraging its newsroom assets and the power of television to drive viewers to the Web. The Company plans to maintain its position as one of the most progressive broadcast groups in the area of new media by continuing to not only explore Internet opportunities, but to pursue broadband business applications that utilize digital terrestrial spectrum for the delivery of digital content and services.

RECENT DEVELOPMENTS

   KNTV AFFILIATION CHANGE AND NBC ALLIANCE

         In September 1999, the Company and the American Broadcasting Companies, Inc. ("ABC") agreed to terminate the ABC affiliation of KNTV, the ABC affiliate serving the San Jose-Salinas-Monterey, California Designated Market Area ("DMA"), effective July 1, 2000. The Company received $14,000,000 in cash on September 1, 1999 in accordance with the agreement.

         On February 14, 2000, the Company announced the formation of a strategic alliance (the "Strategic Alliance") with the National Broadcasting Company, Inc. ("NBC"). Pursuant to the Strategic Alliance, KNTV is to become the NBC affiliate in the San Francisco-Oakland-San Jose California DMA for a ten-year term commencing on January 1, 2002 (the "San Francisco Affiliation"). The Company intends to file a petition with the Federal Communications Commission (the "FCC") to change KNTV's market designation from San Jose, California to San Francisco-Oakland-San Jose, California. In connection with the affiliation switch to NBC, the Company intends to expand KNTV's coverage to include a greater percentage of the San Francisco-Oakland-San Jose DMA. The Company has received permission from the FCC to increase KNTV's signal coverage, and anticipates consummating such increase in May 2000. The Company is also seeking to reach all cable homes in the San Francisco-Oakland-San Jose DMA through expanded cable coverage.

         In addition, NBC is to extend the term of the Company's NBC affiliation agreements with KSEE, WEEK and KBJR until December 31, 2011. As part of such extension, NBC's affiliation payment obligations to Granite for such stations will terminate as of December 31, 2001.

         The Strategic Alliance further contemplates co-operative efforts between the Company and NBC with respect to digital spectrum and the operation of a cable news service in the San Francisco bay area, and provides for the Company to participate in NBC group programming purchases and preferred relationship technology and equipment deals to the extent such arrangements are commercially and legally feasible. In addition, the Company anticipates entering into joint sales agreements with the local Paxon Communications stations in both the San Francisco-Oakland-San Jose, California and Fresno, California markets.

         In consideration for the San Francisco Affiliation, the Company will pay NBC $362,000,000 in nine annual installments, with the initial payment in the amount of $61,000,000 being due January 1, 2002. In addition, Granite is to grant NBC a warrant to acquire 2.5 million shares of the Company's Common Stock (Nonvoting), par value $0.01 per share (the "Common Stock (Nonvoting)"), at an exercise price of $12.50 per share (the "A Warrant") and a warrant to purchase 2.0 million shares of Common Stock (Nonvoting) at an exercise price of $15.00 per share (the "B Warrant"). The A Warrant vests in full on December 31, 2000. The B Warrant vests in full on January 1, 2002, if the San Francisco Affiliation is in effect on that date. Each warrant, once vested, remains exercisable until December 31, 2011 and may be exercised for cash or surrender of a portion of a then exercisable warrant. The aggregate number of shares issuable upon exercise of the warrants (assuming they are exercised for cash) would represent approximately 20.0% of the Common Stock (Nonvoting) as of December 31, 1999 after giving effect to their issuance. Granite has also agreed to pay $7,430,000 during 2001 in promotion expenses in connection with KNTV's affiliation switch to NBC.

         Other terms of the Strategic Alliance include a right of first refusal in favor of NBC on the sale of KNTV, and an NBC right to purchase KNTV upon an uncured event of default by Granite, at a value to be determined by an independent appraiser. In addition, NBC will have the right to terminate the San Francisco Affiliation if it elects to acquire an attributable interest in another station in the San Francisco-Oakland-San Jose DMA. NBC can also terminate the Strategic Alliance if the definitive affiliation and warrant agreements are not executed by May 1, 2000.

   WEEK-FM AND KEYE DISPOSITION

         On July 30, 1999, the Company completed the disposition of WEEK-FM to the Cromwell Group, Inc. of Illinois for $1,150,000 in cash. On August 31, 1999, the Company completed the disposition of KEYE-TV, the CBS affiliate serving Austin, Texas, to CBS Corporation for $160,000,000 in cash. A portion of the proceeds from the sale of these stations was used to repay outstanding indebtedness under the Company's bank credit agreement (the "Credit Agreement") and to repurchase subordinated debt of the Company.

   WNGS ACQUISITION

         On November 16, 1999, the Company entered into a definitive agreement to acquire WNGS-TV, the UPN affiliate serving Buffalo, New York, from Caroline
K. Powley for $23,000,000 in cash. Closing of the acquisition is subject to certain closing conditions, including approval by the FCC. Two informal objections have been filed against the application to assign WNGS-TV's FCC Licenses from Ms. Powley to Granite. Both objections relate to FCC matters asserted against Caroline K. Powley unrelated to her ownership of WNGS. Both Caroline K. Powley and the Company have filed oppositions to these two informal objections. The informal objections and the associated oppositions are still pending before the FCC. The Company expects to complete the acquisition in the fourth quarter of 2000.

FT. WAYNE - WB CABLE ALLIANCE

         The Company has formed an alliance with the WB Television Network (the "WB Network") for the cable distribution of WB Network programming in Fort Wayne, Indiana. The cablecasting of this WB Network programming began on October 7, 1999 on the Comcast cable system, which serves approximately 32% of the Fort Wayne area.

CONVERSION OF PREFERRED STOCK

         On August 16, 1999 the Company announced it would redeem all outstanding shares of its Cumulative Convertible Exchangeable Preferred Stock on September 15, 1999 (the "Redemption Date") at a redemption price of $25.97 per share, plus accrued but unpaid dividends. Holders of the Cumulative Convertible Exchangeable Preferred Stock had the option to accept the Redemption Price or convert each preferred share into five shares of Common Stock (Nonvoting) at any time on or before September 10, 1999. All shares of the Cumulative Convertible Exchangeable Preferred Stock were converted into Common Stock (Nonvoting) prior September 10, 1999.

OTHER DEVELOPMENTS

         On August 5, 1999, the FCC revised its ownership rules to permit the joint ownership of two television stations in a single market under various circumstances. As a result of the FCC decision, the Company became one of the first broadcasters to permanently own and operate two stations serving a top ten market. The Company has owned and operated KNTV since 1990. The Company completed the acquisition of KBWB on July 21, 1998. The FCC has consented to Granite's permanent joint ownership of these two stations.

COMPANY AND INDUSTRY OVERVIEW

         The following table sets forth general information for each of the Company's television stations:

                                                                             OTHER
                                                                            COMMERCIAL   EXPIRATION
               MARKET          DATE OF   CHANNEL/    NETWORK      MARKET    STATIONS     DATE OF
STATION         AREA         ACQUISITION FREQUENCY   AFFILIATION   RANK(1)   IN DMA      FCC LICENSE
-------       --------       ----------- ---------   -----------   -----   -----------    -----------


KBWB-TV       San Francisco-
              Oakland -
              San Jose, CA   07/20/98     20/UHF         WB         5         14(2)    12/01/06

WDWB-TV       Detroit, MI    01/31/97     20/UHF         WB         9          9(6)    10/01/05

WKBW-TV       Buffalo, NY    06/29/95      7/VHF        ABC        44          5       06/01/07

KNTV(TV)      San Jose,
              Salinas -
              Monterey, CA   02/05/90     11/VHF        ABC(5)     49          5(3)    12/01/06

KSEE-TV       Fresno-
              Visalia, CA    12/23/93     24/UHF        NBC        54         10(4)    12/01/06

WTVH-TV       Syracuse, NY   12/23/93      5/VHF        CBS        76          4       06/01/07


WPTA-TV       Fort Wayne, IN 12/11/89     21/UHF        ABC       103          3       08/01/05

WEEK-TV       Peoria -
              Bloomington,
              IL             10/31/88     25/UHF        NBC       110          4       12/01/05

KBJR-TV       Duluth, MN -
              Superior, WI   10/31/88      6/VHF        NBC       133          2       12/01/05



------------

(1) "Market rank" refers to the size of the television market or Designated Market Area ("DMA") as defined by the A.C. Nielsen Company ("Nielsen"), except for San Jose. KNTV, whose DMA is the Salinas-Monterey television market, primarily serves San Jose and Santa Clara County (which are part of the San Francisco-Oakland-San Jose DMA). If Santa Clara County were a separate DMA, it would rank as the 49th largest

         DMA in the United States. All market rank data is derived from the Nielsen Station Index for September 1999.
(2) Includes KDTV, San Francisco and KSTS, San Jose, both of which broadcast entirely in Spanish.
(3) Includes KSMS, Salinas-Monterey and KCU, Salinas, both of which broadcast entirely in Spanish.
(4) Includes KFTV Hanford-Fresno and KMSG, Sanger-Fresno, both of which broadcast entirely in Spanish.
(5) KNTV will be an ABC affiliate through June 30, 2000. The Company has entered into a Strategic Alliance with NBC pursuant to which KNTV will be affiliated with NBC commencing on January 1, 2002. The Company intends to file a petition with the FCC to change KNTV's market designation from San Jose, California to San Francisco-Oakland-San Jose, California. See "Recent Developments--KNTV Affiliation Change and NBC Alliance."
(6)      Includes CBET Windsor, Canada.

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

                                            GROSS REVENUES, BY CATEGORY,
                                             FOR THE COMPANY'S STATIONS

                                               (dollars in thousands)

                                                                         YEARS ENDED DECEMBER 31,
                           ---------------------------------------------------------------------------------------
                                     1995               1996               1997           1998                1999
                           ---------------------------------------------------------------------------------------
                            AMOUNT      %     AMOUNT      %      AMOUNT      %     AMOUNT      %      AMOUNT      %

Local/Regional(1)........   $60,969   51.0%   $73,491    47.5%   $87,412   48.3%   $89,144    46.0%   $89,626   49.2%
National(2)..............    48,995   41.0     61,945    40.0     78,833   43.5     76,446    39.4     79,780   43.7
Network Compensation(3)..     4,154    3.5      7,289     4.7      7,859    4.3      6,715     3.5      5,074    2.8
Political(4).............     1,498    1.3      7,265     4.7      1,036    0.6     15,752     8.1      2,601    1.4
Other Revenue(5).........     3,849    3.2      4,851     3.1      5,943    3.3      5,877     3.0      5,249    2.9
                            -------  ------   --------  ------    -------  ------  --------  -----    --------  -----
Total....................  $119,465  100.0%  $154,841   100.0%  $181,083  100.0%  $193,934   100.0%  $182,330   100.0%
                           ========  ======  ========   ======  ========  ======  ========   ======  ========   ======



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

         Automobile advertising constitutes the Company's single largest source of gross revenues, accounting for approximately 34% of the Company's total gross revenues in 1999. Gross revenues from restaurants and entertainment-related businesses accounted for approximately 24% of the Company's total gross revenues in 1999. Each other category of advertising revenue represents less than 8% of the Company's total gross revenues.

         The following is a description of each of the Company's television stations:

   KBWB: SAN FRANCISCO-OAKLAND-SAN JOSE, CALIFORNIA

         KBWB began operations in 1968 and commenced operating as a WB Network affiliate in 1995.

         The San Francisco-Oakland-San Jose economy is centered around apparel, banking and finance, biosciences, engineering and architecture, film and TV production, health care, high technology, manufacturing, multimedia, telecommunications, tourism and wineries. The average household income in the DMA was $55,565, according to estimates provided in the BIA Investing in Television 1999 Market Report (the "BIA Report"). Leading employers in the area include Safeway Supermarkets, Hewlett-Packard, Seagate Technology, The Gap, Intel, Chevron, Oracle, Kaiser-Permanente and Levi-Strauss. The San Francisco-Oakland-San Jose DMA is also the home of several universities, including the University of California Berkeley, San Francisco State University, San Jose State University, Stanford University, California State University-Hayward, Santa Clara University and the University of San Francisco, with enrollment estimated at 122,000.

   WDWB: DETROIT, MICHIGAN

         WDWB began operating in 1962 and commenced operating as a WB Network affiliate in 1995.

         Detroit is the 9th largest DMA in the United States with a total of 1,855,500 television households and a population of 4,988,000 according to Nielsen. Detroit's economy is based on manufacturing, retail and health services. The largest employers are General Motors, Ford Motor Company, Daimler-Chrysler, Detroit Medical Center, Henry Ford Health System and Blue Cross Blue Shield of Michigan. The average household income in the DMA is $46,547 according to estimates provided in the BIA Report.

   WKBW: BUFFALO, NEW YORK

         WKBW began operations in 1958 and is affiliated with ABC.

         The Buffalo economy is centered around manufacturing, government, health services and financial services. The average household income in the DMA was $36,848, according to estimates provided in the BIA Report. Leading employers in the area include General Motors, Ford Motor Company, American Axle and Manufacturing, M&T Bank, Fleet Bank, Roswell Park Cancer Institute, Buffalo General Hospital, NYNEX, Tops Markets and DuPont.

   KNTV: SAN JOSE, CALIFORNIA

         KNTV began operations in 1955 and will be affiliated with ABC through June 30, 2000. On January 1, 2002, KNTV will become an NBC affiliate. See "Recent Developments - KNTV Affiliation Change and NBC Alliance."

         KNTV is the only network-affiliated station and only VHF station licensed to serve San Jose, California, the largest city in Northern California and the eleventh largest city in the United States. Its VHF signal is broadcast on Channel 11 and covers all of Santa Clara County, which includes an area that has come to be known as "Silicon

Valley." Although the Nielsen rating service designates KNTV as the ABC affiliate for the Salinas-Monterey market (which is southwest of and adjacent to San Jose), according to the November 1999 Nielsen Monterey/Salinas Viewers In Profile Report more than 72% of the station's audience resides in Santa Clara County. If Santa Clara County were a separate DMA with its estimated 577,250 television households, it would rank as the 49th largest DMA in the United States.

         Santa Clara County has a diverse and affluent economy. The average effective buying income by household was $57,890, according to the 1999 Demographics USA Report. The area is home to over 2,800 technological companies as well as numerous institutions and companies of national reputation. Prominent corporations located in Santa Clara County include Hewlett-Packard, Lockheed/Martin, IBM, Apple, Intel, Sun Microsystems, Amdahl, Tandem Computers, National Semiconductor, Syntex, Conner Peripherals, Varian Associates and Chips & Technologies. Santa Clara County is also the home of several universities including Stanford University, San Jose State University and Santa Clara University with enrollments aggregating approximately 51,000 students.

         The Company has entered the Strategic Alliance with NBC, which among other matters, provides for KNTV to become the NBC affiliate in the San Francisco-Oakland-San Jose DMA beginning on January 1, 2002. The Company intends to file a petition with the FCC to change KNTV's market designation from San Jose, California to San Francisco-Oakland-San Jose, California. See "Recent Developments-KNTV Affiliation Change and NBC Alliance." In connection with the affiliation switch to NBC, the Company intends to expand KNTV's coverage to include a greater percentage of the San Francisco-Oakland-San Jose DMA. The Company has received permission from the FCC to increase KNTV's signal strength, and anticipates consummating such increase in May 2000. The Company expects that such increase will enable KNTV's over-the-air signal to reach 92% of the households in the San Francisco-Oakland-San Jose DMA. The Company also anticipates being on substantially all cable systems in the San Francisco-Oakland-San Jose DMA by January 1, 2002.

   KSEE: FRESNO-VISALIA, CALIFORNIA

         KSEE began operations in 1953 and is affiliated with NBC.

         Fresno and the San Joaquin Valley is one of the most productive agricultural areas in the world with over 6,000 square miles planted with more than 250 different crops. Although farming continues to be the single most important part of the Fresno area economy, the area now attracts a variety of service-based industries and manufacturing and industrial operations. No single employer or industry dominates the local economy. The average income by household in the DMA was $34,709, according to estimates provided in the BIA Report. The Fresno-Visalia DMA is also the home of several universities, including Fresno State University, with enrollment estimated at 40,000.

   WTVH: SYRACUSE, NEW YORK

         WTVH began operations in 1948 and is affiliated with CBS.

         The Syracuse economy is centered on manufacturing, education and government. The average income by household in the DMA was $37,667, according to estimates provided in the BIA Report. Prominent corporations located in the area include Carrier Corporation, New Venture Gear, Bristol-Myers Squibb, Crouse-Hinds, Nestle Foods and Lockheed/Martin. The Syracuse DMA is also the home of several universities, including Syracuse University, Cornell University and Colgate University, with enrollments aggregating over 50,000 students.

   WPTA: FORT WAYNE, INDIANA

         WPTA began operations in 1957 and is affiliated with ABC.

         The Fort Wayne economy is centered on manufacturing, government, insurance, financial services and education. The average income by household in the DMA was $42,846, according to estimates provided in the BIA Report. Prominent corporations located in the area include Magnavox, Lincoln National Life Insurance, General

Electric, General Motors, North American Van Lines, GTE, Dana, Phelps Dodge, ITT, and Tokheim. Fort Wayne is also the home of several universities, including the joint campus of Indiana University and Purdue University at Fort Wayne, with enrollments aggregating over 11,000 students.

   WEEK: PEORIA-BLOOMINGTON, ILLINOIS

         WEEK began operations in 1953 and is affiliated with NBC.

         The Peoria economy is centered on agriculture and heavy equipment manufacturing but has achieved diversification with the growth of service-based industries such as conventions, healthcare and higher technology manufacturing. Prominent corporations located in Peoria include Caterpillar, Bemis, Central Illinois Light Company, Commonwealth Edison Company, Komatsu-Dresser Industries, IBM, Trans-Technology Electronics and Keystone Steel & Wire. In addition, the United States Department of Agriculture's second largest research facility is located in Peoria, and the area has become a major regional healthcare center. The economy of Bloomington, on the other hand, is focused on insurance, education, agriculture and manufacturing. Prominent corporations located in Bloomington include State Farm Insurance Company, Country Companies Insurance Company and Diamond-Star Motors Corporation (a subsidiary of Mitsubishi). The average income by household in the DMA was $44,470, according to estimates provided in the BIA Report. The Peoria-Bloomington area is also the home of numerous institutions of higher education including Bradley University, Illinois Central College, Illinois Wesleyan University, Illinois State University, Eureka College and the University of Illinois College of Medicine, with enrollments aggregating over 38,000 students.

   KBJR: DULUTH, MINNESOTA AND SUPERIOR, WISCONSIN

         KBJR began operations in 1954 and is affiliated with NBC.

         The area's primary industries include mining, fishing, food products, paper, medical, shipping, tourism and timber. The average income by household in the DMA was $33,026, according to estimates provided in the BIA Report. Duluth is one of the major ports in the United States out of which iron ore, coal, limestone, cement, grain, paper and chemicals are shipped. Prominent corporations located in the area include Northwest Airlines, Minnesota Power, U.S. West, Mesabi & Iron Range Railway Co., Walmart, Jeno Paulucci International, Lake Superior Industries, Potlatch Corporation, Boise Cascade, Burlington Northern Railway, Target (Dayton-Hudson Corporation), ConAgra, International Multifoods, Peavey, Cargill, U.S. Steel, Cleveland-Cliffs Corporation, NorWest Bank, Shopko, Cub Foods and Advanstar. The Duluth-Superior area is also the home of numerous educational institutions such as the University of Minnesota-Duluth, the University of Wisconsin-Superior and the College of St. Scholastica, with enrollments aggregating over 12,000 students.

   NETWORK AFFILIATION

         Whether or not a station is affiliated with one of the major networks, NBC, ABC, CBS, Fox (the "Traditional Networks") or the WB Network or United Paramount Networks ("UPN" and collectively with the WB Network and the Traditional Networks, the "Networks"), has a significant impact on the composition of the station's revenues, expenses and operations. A typical Traditional Network affiliate receives the significant portion of its programming each day from the Network. Historically, this programming, along with cash payments, is provided to the affiliate by the Traditional Network in exchange for a substantial majority of the advertising inventory during Network programs. The Traditional Network then sells this advertising time and retains the revenues so generated. A typical WB Network or UPN affiliate receives prime time programming from the Network pursuant to arrangements agreed upon by the affiliate and the Network.

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

         Each of the Company's stations is affiliated with a Network pursuant to an affiliation agreement. KSEE, WEEK and KBJR are affiliated with NBC; KNTV will be affiliated with ABC until June 30, 2000 and will become affiliated with NBC on January 1, 2002 (see "Recent Developments--KNTV Affiliation Change and NBC Alliance"); WPTA and WKBW are affiliated with ABC; WTVH is affiliated with CBS; and KBWB and WDWB are affiliated with the WB Network.

         In substance, each Traditional Network affiliation agreement provides the Company's station with the right to broadcast all programs transmitted by the Network with which it is affiliated. In exchange, the Network has the right to sell a substantial majority of the advertising time during such broadcast. In addition, historically, for every hour that the station elects to broadcast Traditional Network programming, the Network has paid the station a fee (the "Network Compensation Fee"), specified in each affiliation agreement, which varies with the time of day. Typically, "prime-time" programming (Monday through Saturday 8 - 11p.m. and Sunday 7 - 11p.m. Eastern Time) generates the highest hourly rates. Rates are subject to increase or decrease by the Network during the term of each affiliation agreement, with provisions for advance notice to, and right of termination by, the station in the event of a reduction in rates. As part of the Strategic Alliance with NBC, in exchange for the San Francisco Affiliation and extending the terms of the NBC affiliation agreements for KSEE, WEEK and KBJR, Granite is to pay NBC $362 million in nine installments commencing on January 1, 2002 and Network Compensation Fees payable to KSEE, WEEK and KBJR, will terminate as of December 31, 2001.

         Under each WB Network affiliation agreement, the Company's stations receive "prime-time" programming from the WB Network. KBWB and WDWB pay an affiliation fee for the programming it receives pursuant to its affiliation agreement.

         The Network affiliation agreements provide for contract terms ranging from seven to eleven years. Under each of the Company's affiliation agreements, the Networks may, under certain circumstances, terminate the agreement upon advance written notice. Under the Company's ownership, none of its stations has received a termination notice from its respective Network.

   COMPETITION

         The financial success of the Company's television stations are dependent on audience ratings and revenues from advertisers within each station's geographic market. The Company's stations compete for revenues with other television stations in their respective markets, as well as with other advertising media, such as newspapers, radio, magazines, outdoor advertising, transit advertising, yellow page directories, the Internet, direct mail and local cable systems. Some competitors are part of larger companies with substantially greater financial resources than the Company.

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

         The broadcasting industry is continuously faced with technological change and innovation, which could possibly have a material adverse effect on the Company's operations and results. Video compression techniques, now in use with direct broadcast satellites and in development for cable, are expected to permit greater numbers of channels to be carried within existing bandwidth. These compression techniques, as well as other technological developments, are applicable to all video delivery systems, including over-the-air broadcasting and other non-broadcast commercial applications, and have the potential to provide vastly expanded programming to highly targeted audiences. Reduction in the cost of creating additional channel capacity could lower entry barriers for new channels and encourage the development of increasingly specialized niche programming. This ability to reach very narrowly defined audiences may alter the competitive dynamics for advertising expenditures. The Company is unable to predict the effect that technological changes will have on the Company. Commercial television broadcasting may face future competition from interactive video and data services that provide two-way interaction with commercial video programming, along with information and data services that may be delivered by commercial television stations, cable television, direct broadcast satellites, multi-point distribution systems, multichannel multi-point distribution systems or other video delivery systems. In addition, recent actions by the FCC, Congress and the courts all presage significant future involvement in the provision of video services by telephone companies. The Telecommunications Act of 1996 lifts the prohibition on the provision of cable television services by telephone companies in their own telephone areas subject to regulatory safeguards and permits telephone companies to own cable systems under certain circumstances. It is not possible to predict the impact on the Company's television stations of any future relaxation or elimination of the existing limitations on the ownership of cable systems by telephone companies. The elimination or further relaxation of the restriction, however, could increase the competition the Company's television stations face from other distributors of video programming.

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

         Television broadcasting licenses generally are granted and renewed for a period of eight years, but may be renewed for a shorter period upon a finding by the FCC that the "public interest, convenience and necessity" would be served thereby. At the time application is made for renewal of a television license, parties in interest as well as members of the public may apprise the FCC of the service the station has provided during the preceding license term and urge the grant or denial of the application. Under the Telecommunications Act of 1996 as implemented in the FCC's rules, a competing application for authority to operate a station and replace the incumbent licensee may not be filed against a renewal application and considered by the FCC in deciding whether to grant a renewal application. The statute modified the license renewal process to provide for the grant of a renewal application upon a finding by the FCC that the licensee (1) has served the public interest, convenience, and necessity; (2) has committed no serious violations of the Communications Act or the FCC's rules; and (3) has committed no other violations of the Communications Act or the FCC's rules which would constitute a pattern of abuse. If the FCC cannot make such a finding, it may deny a renewal application, and only then may the FCC accept other applications to operate the station of the former licensee. In the vast majority of cases, broadcast licenses are renewed by the FCC even when petitions to deny are filed against broadcast license renewal applications. All of the Company's existing licenses are in effect and are subject to renewal at various times during 2005, 2006 and 2007. Although there can be no assurance that the Company's licenses will be renewed, the Company is not aware of any facts or circumstances that would prevent the Company from having its licenses renewed.

         FCC regulations govern the multiple ownership of broadcast stations and other media on a national and local level. The Telecommunications Act of 1996 directs the FCC to eliminate or modify certain rules regarding the multiple ownership of broadcast stations and other media on a national and local level. Pursuant to this directive, the FCC has revised its rules to eliminate the limit on the number of television stations that an individual or entity may own or control nationally, provided that the audience reach of all television stations owned does not exceed 35% of all U.S. households. For purposes of this calculation, stations in the UHF band, which covers channels 14 - 69, are attributed with only 50% of the households attributed to stations in the VHF band, which covers channels 2 - 13. Under its recently revised ownership rules, if an entity has attributable interests in two television stations in the same market, the FCC will count the audience reach of that market only once for purposes of applying the national ownership cap.

         During 1999, the FCC relaxed its "television duopoly" rule, which previously barred any entity from having an attributable interest in two television stations with overlapping service areas. The FCC's new television duopoly rule permits a party to have attributable interests in two television stations without regard to signal contour overlap provided the stations are licensed to separate DMAs, as determined by Nielsen. In addition, the new rule permits parties to own up to two television stations in the same DMA as long as at least eight independently owned and operating full-power television stations remain in the market at the time of acquisition, and at least one of the two stations is not among the top four ranked stations in the DMA based on specified audience share measures. The FCC also may grant a waiver of the television duopoly rule if one of the two television stations is a "failed" or "failing" station, if the proposed transaction would result in the construction of an unbuilt television station or if extraordinary public interest factors are present. With the changes in the FCC's rule on television duopolies, the Company's common ownership of KNTV and KBWB is fully consistent with the Commission's rules. The Company also is seeking to establish a second television duopoly in the Buffalo, New York DMA. The Company currently owns WKBW, Buffalo, New York and has filed an assignment application requesting FCC consent to acquire WNGS, which also is located in the Buffalo DMA. See "Recent Developments--WNGS Acquisition." The Company believes that this joint ownership is fully consistent with the FCC's new television duopoly rule.

         The FCC also relaxed its "one-to-a-market" rule in 1999, which restricts the common ownership of television and radio stations in the same market. One entity may now own up to two television stations and six radio stations in the same market provided that: (1) 20 independent voices (including certain newspapers and a single cable system) will remain in the relevant market following consummation of the proposed transaction, and

(2) the proposed combination is consistent with the television duopoly and local radio ownership rules. If fewer than 20 but more than 9 independent voices will remain in a market following a proposed transaction, and the proposed combination is otherwise consistent with the FCC's rules, a single entity may have attributable interests in up to two television stations and four radio stations. If neither of these various "independent voices" tests are met, a party generally may have an attributable interest in no more than one television station and one radio station in a market. The FCC's rules restrict the holder of an attributable interest in a television station from also having an attributable interest in a daily newspaper or cable television system serving a community located within the coverage area of that television station.

         The FCC also recently eliminated its "cross-interest" policy, which had prohibited common ownership of an attributable interest in one media outlet and a "meaningful", non-attributable interest in another media outlet serving essentially the same market.

         Although the FCC's recent revisions to its broadcast ownership rules became effective on November 16, 1999, several petitions have been filed at the FCC seeking reconsideration of the new rules. The Company cannot predict the outcome of these reconsideration requests.

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

         Ownership of television licensees generally is attributed to officers, directors and shareholders who own 5% or more of the outstanding voting stock of a licensee, except that certain institutional investors who exert no control or influence over a licensee may own up to 20% of such outstanding voting stock before attribution results. Under FCC regulations, debt instruments, non-voting stock and certain limited partnership interests (provided the licensee certifies that the limited partners are not "materially involved" in the media-related activities of the partnership) and voting stock held by minority shareholders where there is a single majority shareholder generally will not result in attribution. However, under the FCC's new "equity-debt plus" rule, a party will be deemed to be attributable if it owns equity (including all stockholdings, whether voting, non-voting, common or preferred) and debt interests, in the aggregate, exceeding 33% of the total asset value (including debt and equity) of the licensee and it either provides 15% of the station's weekly programming or owns an attributable interest in another broadcast station, cable system or daily newspaper in the market. The "equity-debt plus" attributable rule will apply even if there is a single majority shareholder. Under the FCC's multiple and cross-ownership rules, which have been revised in accordance with the Telecommunications Act of 1996, an officer or director of the Company, a party attributable under the "equity-debt plus" rule or a holder of the Company's voting common stock who has an attributable interest in other broadcast stations, a cable television system or a daily newspaper may violate the FCC regulations depending on the number and location of the other broadcasting stations, cable television systems or daily newspapers attributable to such person. None of the Company's officers, directors or holders of voting common stock have attributable or non-attributable interests in broadcasting stations, cable television systems or daily newspapers that violate the FCC's multiple and cross-ownership rules.

         In addition, for purposes of its national and local multiple ownership rules, the FCC recently revised its rules to attribute local marketing agreements ("LMAs") that involve more than 15% of the brokered station's weekly program time. Thus, if an entity owns one television station in a market and has a qualifying LMA with another station in the same market, this arrangement must comply with all of the FCC's ownership rules including the television duopoly rule. LMA arrangements entered into prior to November 5, 1996 are grandfathered until 2004. LMAs entered into on or after November 5, 1996 have until approximately August 2001 to come into compliance with this requirement. Petitions for reconsideration of this FCC rule change are pending. The Company cannot predict the outcome of these reconsideration requests.

         Irrespective of the FCC rules, the Justice Department and the Federal Trade Commission (together the "Antitrust Agencies") have the authority to determine that a particular transaction presents antitrust concerns. The Antitrust Agencies have recently increased their scrutiny of the television and radio industries, and have indicated their intention to review matters related to the concentration of ownership within markets (including LMAs) even when the ownership or LMA in question is permitted under the regulations of the FCC. There can be no assurance that future policy and rulemaking activities of the Antitrust Agencies will not impact the Company's operations.

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

         In connection with this programming rating system, the FCC also has established technical requirements of equipping new television receivers with a device, termed a "V-chip," which will permit parents to block programming with a common rating designation from their television sets. All new television receiver models with picture screens 13 inches or greater are required to be equipped with this "V-chip."

         Pursuant to the Balanced Budget Act of 1997, the FCC has adopted competitive bidding procedures to select among mutually exclusive applications for licenses for new commercial broadcast stations and major modifications to existing broadcast facilities.

   THE CABLE TELEVISION CONSUMER PROTECTION AND COMPETITION

         The Cable Television Consumer Protection and Competition Act of 1992 (the "Cable Act") and the FCC's implementing regulations give television stations the right to control the use of their signals on cable television systems. Under the Cable Act, at three year intervals beginning in June 1993, each television station is required to elect whether it wants to avail itself of must-carry rights or, alternatively, to grant retransmission consent. If a television station elects to exercise its authority to grant retransmission consent, cable systems are required to obtain the consent of that television station for the use of its signal and could be required to pay the television station for such use. The Cable Act further requires mandatory cable carriage of all qualified local television stations electing their must-carry rights or not exercising their retransmission rights. Under the FCC's rules, television stations were required to make their election between must-carry and retransmission consent status by October 1, 1999, for the period from January 1, 2000 through December 31, 2002. Television stations that fail to make an election by the specified deadline are deemed to have elected must-carry status for the relevant three year period. For the three year period beginning January 1, 2000, each of the Company's stations has either elected its must-carry rights, entered into retransmission consent agreements, or obtained an extension to permit the Company to continue negotiating a retransmission consent agreement with substantially all cable systems in its DMA. The FCC currently is conducting a rulemaking proceeding to determine the scope of the cable systems' carriage obligations with respect to digital broadcast signals during and following the transition from analog to DTV service.

   DIGITAL TELEVISION

         The FCC has adopted rules authorizing DTV service and intends to adopt other rules to implement the new service. In 1996, the FCC adopted a transmission standard for DTV which is consistent with a consensus agreement voluntarily developed by a broad cross-section of parties, including the broadcasting, equipment manufacturing and computer industries. This digital standard should improve the quality of both the audio and video signals of television stations. The FCC has "set aside" channels within the existing television spectrum for DTV and limited initial DTV eligibility to existing television stations and certain applicants for new television stations ("Existing Broadcasters"). The FCC has adopted a DTV table of allotments as well as service and licensing rules to implement the service. The DTV allotment table provides a channel for DTV operations for each Existing Broadcaster and is intended to enable Existing Broadcasters to replicate their existing service areas. The affiliates of CBS, NBC, ABC and Fox in the ten largest U.S. television markets were required to initiate commercial DTV service with a digital signal by May 1, 1999. Affiliates of these networks located in the 11th through the 30th largest U.S. television markets were required to begin DTV operation by November 1, 1999. All other commercial stations are required to begin DTV broadcasts by May 1, 2002. All of the company-owned stations must meet the May 1, 2002 construction deadline. By 2006, broadcasters will have to convert to DTV service, terminate their existing analog service and surrender their present analog channel to the FCC. The FCC has begun issuing construction permits for DTV operations to broadcast licensees. All of the Company's stations, have filed applications requesting FCC authorization to begin construction of DTV facilities. Each station also has requested FCC consent to maximize its digital facilities and technical operations. Stations KBWB and KNTV have authorization to construct their digital facilities, and KNTV already has commenced its digital operations.

         Due to additional equipment requirements, implementation of DTV service will impose substantial additional costs on television stations. It is also possible that advances in technology may permit Existing Broadcasters to enhance the picture quality of existing systems without the need to implement DTV service in a high definition format. The Company will incur significant expense for DTV conversion and is unable to predict the extent or timing of consumer demand for any such digital television services.

         The FCC has adopted rules that will require the Company to pay a fee of 5% of the gross revenues received from any ancillary or supplemental uses of the DTV spectrum for which the Company charges subscription fees or other specified compensation. No fees will be due for commercial advertising revenues received from free over-the-air broadcasting services. The FCC also has initiated a rulemaking proceeding to examine: (1) whether, and to what extent, cable "must carry" obligations should be applied to DTV signals; and (2) various DTV tower siting issues. The Commission has initiated a notice of inquiry to examine whether additional public interest obligations should be imposed on DTV licensees. The FCC also has initiated a rulemaking proceeding to examine a number of issues that have arisen as television stations convert from analog to digital operations, including tower siting, signal replication and several other matters.

   SATELLITE HOME VIEWER IMPROVEMENT ACT

         The Satellite Home Viewer Improvement Act ("SHVIA") enables satellite carriers to provide more television programming to subscribers. Specifically,
SHVIA: (1) provides a statutory copyright license to enable satellite carriers to retransmit a local television broadcast station into the station's local market (i.e., provide "local-into-local" service); (2) permits the continued importation of distant network signals (i.e., network signals that originate outside of a satellite subscriber's local television market or designated market areas ("DMA") for certain existing subscribers; (3) provides broadcast stations with retransmission consent rights in their local markets; and (4) mandates carriage of broadcast signals in their local markets after a phase-in period. "Local markets" are defined to include both a station's DMA and its county of license.

         SHVIA requires that, with several exceptions, satellite carriers may not retransmit the signal of a television broadcast station without the express authority of the originating station. Such express authorization is not needed, however, when satellite carriers retransmit a station's signal into its local market (i.e., provide local-into-local transmissions) prior to May 28, 2000. This retransmission can occur without the station's consent. Beginning May 29, 2000, however, a satellite carrier must obtain a station's consent before retransmitting its signal within the local market. Additional exceptions to the retransmission consent requirement exist for noncommercial stations, certain superstations and broadcast stations that have asserted their must-carry rights.

         In addition, SHVIA permits satellite carriers to provide distant or nationally broadcast programming to subscribers in "unserved" households (i.e., households are unserved by a particular network if they do not receive a signal of at least Grade B intensity from a station affiliated with that network) until December 31, 2004.

However, satellite television providers can retransmit the distant signals of no more than two stations per day for each television network.

         SHVIA provides for mandatory carriage of television broadcast stations by satellite carriers, effective January 1, 2002, under certain circumstances. Effective January 1, 2002, a satellite carrier that retransmits one local television broadcast station into its local market under a retransmission consent agreement must carry all television broadcast stations in that same market upon request. Satellite carriers are not required, however, to carry the signal of a station that substantially duplicates the programming of another station in the market, and are not required to carry more than one affiliate of the same network in a given market unless the television stations are located in different states.

         In addition, SHVIA requires the FCC to commence a rulemaking proceeding that extends the network nonduplication, syndicated exclusivity and sports blackout rules to the satellite retransmission of nationally distributed superstations. The FCC already has initiated several rulemaking proceedings, as required by SHVIA, to implement certain aspects of this Act. Pursuant to SHVIA, satellite carriers are beginning to offer local broadcast signals to subscribers in some of the nation's largest television markets. To date, however, these carriers have concentrated on retransmitting local broadcast programming offered by Fox, ABC, NBC and CBS affiliates. Satellite carriers have not yet begun to retransmit the signals of stations that are either affiliated with the WB or other networks outside the top four, or located in smaller television markets. Beginning May 29, 2000, satellite carriers that seek to retransmit the broadcast signals of the Company's stations into the stations' respective local markets will be required to negotiate the terms of this retransmission with the Company. In addition, after January 1, 2002, the Company's stations, especially those located in the larger television markets, may be permitted to invoke must carry rights to require satellite distribution of their signals into local markets. At this point, however, the Company cannot predict when, or how extensively, satellite carriers will seek to retransmit the signals of the Company's stations, or those of the stations' competitors, into local markets.

   PROPOSED LEGISLATION AND REGULATIONS

         The FCC currently has under consideration and the Congress and the FCC may in the future consider and adopt new or modify existing laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect the operation, ownership, and profitability of the Company's broadcast properties, result in the loss of audience share and advertising revenues for the Company's stations, and affect the ability of the Company to acquire additional stations or finance such acquisitions. Such matters include:
(i) spectrum use or other fees on FCC licensees; (ii) matters relating to minority and female involvement in the broadcasting industry; (iii) rules relating to political broadcasting and advertising; (iv) technical and frequency allocation matters; (v) changes in the FCC's cross-interest, multiple ownership and cross-ownership rules and policies; (vi) changes to broadcast technical requirements; (vii) changes to the standards governing the evaluation and regulation of television programming directed towards children, and violent and indecent programming; (viii) restrictions on the advertisement of certain alcoholic products; (ix) an examination of whether the cable must-carry requirement mandates carriage of both analog and digital television signals; (x) an examination of legislation and FCC rules governing the ability of viewers to receive local and distant television network programming directly via satellite; and (xi) an examination of issues that have arisen during the transition from analog to digital television service. The Company cannot predict whether such changes will be adopted or, if adopted, the effect that such changes would have on the business of the Company.

         As an example of the above proposed changes, the FCC has a rulemaking proceeding pending where it seeks comment on whether it should relax attribution and other rules to facilitate greater minority and female ownership. This proceeding currently is being held in abeyance due to uncertainty created by a 1995 Supreme Court decision which narrowed the legal basis for affirmative action programs. The Telecommunications Act of 1996 requires the FCC to review the broadcast ownership rules every two years and to repeal or modify any rules that are determined to no longer be in the public interest.

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

         On November 29, 1999, Congress enacted the Community Broadcasters Protection Act, which created a new "Class A" status for low power television stations. Under this new statute, certain LPTV stations which previously had secondary status to full power television stations, are eligible for "Class A" status and are entitled to protection from future displacement by full-power television stations under certain circumstances. The FCC has initiated rulemaking proceedings to adopt rules governing the extent of interference protection that must be afforded to Class A stations and the eligibility criteria for these stations. Since Class A stations are required to provide interference protection to full-power television stations, these new facilities are not expected to adversely affect the operations of the Company's television stations.

         Legislation also has been introduced in the U.S. Congress to provide a tax deferral on gains made from the sale of telecommunications businesses in specific circumstances. This tax deferral is designed to promote greater diversity in the ownership of telecommunications businesses. The Company, at the present time, cannot predict how this legislation will affect its operations, if adopted.

   SEASONALITY

         The Company's operating revenues are generally lower in the first calendar quarter and generally higher in the fourth calendar quarter than in the other two quarters, due in part to increases in retail advertising in the fall months in preparation for the holiday season, and in election years due to increased political advertising.

   EMPLOYEES

         The Company and its subsidiaries currently employ approximately 940 persons, of whom approximately 279 are represented by three unions pursuant to contracts expiring in 2000, 2001 and 2002 (and one of which has expired but which the Company is currently renegotiating) at the Company's stations. The Company believes its relations with its employees are good.

ITEM 2.  PROPERTIES

         The Company's principal executive offices are located in New York, New York. The lease agreement, for approximately 9,500 square feet of office space in New York, expires January 31, 2011.

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

WTVH              SYRACUSE, NEW YORK
                    Office and Studio                          Owned           41,500 sq. feet              -

                  ONONDAGA, NEW YORK
                    Tower Site                                 Owned            2,300 sq. feet              -

KSEE              FRESNO, CALIFORNIA
                    Office and Studio                          Owned           32,000 sq. feet              -

                  BEAR MOUNTAIN, FRESNO
                  COUNTY, CALIFORNIA
                    Tower Site                                 Leased           9,300 sq. feet             3/22/51

WPTA              FORT WAYNE, INDIANA
                    Office, Studio and Tower Site              Owned           18,240 sq. feet              -

WEEK              PEORIA, ILLINOIS
                    Office, Studio and Tower Site              Owned           20,000 sq. feet              -

                  BLOOMINGTON, ILLINOIS
                    Studio and Sales Office                    Leased             617 sq. feet                  (2)

KBJR              DULUTH, MINNESOTA, SUPERIOR, WISCONSIN
                    Office and Studio                          Owned           20,000 sq. feet              -
                    Tower Site                                 Owned            3,300 sq. feet              -

KBWB              SAN FRANCISCO, CALIFORNIA
                    Office and Studio                          Leased          25,777 sq. feet             8/31/02
                    Tower Site                                 Leased           2,750 sq. feet             2/28/05

WKBW              BUFFALO, NEW YORK
                    Office and Studio                          Owned           32,000 sq. feet              -
                  COLDEN, NEW YORK
                    Tower Site                                 Owned            3,406 sq. feet              -

WDWB              SOUTHFIELD, MICHIGAN
                    Office                                     Leased           8,850 sq. feet           12/31/00
                  SOUTHFIELD, MICHIGAN
                    Studio and Tower Site                      Leased(3)       30,000 sq. feet            9/30/06



(1) Assuming exercise of all of the Company's renewal options under such lease.
(2)      This lease is in effect on a month-to-month basis.
(3)      The Company owns a 3,400 square foot building on the property.

ITEM 3.  LEGAL PROCEEDINGS

         Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On each of January 8, 1999 and February 23, 1999, the holders of all of the Company's Voting Common Stock adopted resolutions by written consent in lieu of a special meeting amending the Granite Broadcasting Corporation Stock Option Plan (a copy of the Stock Option Plan is filed as exhibit 10.1 hereto).

         On April 27, 1999, the holders of all of the Company's Voting Common Stock adopted resolutions by written consent in lieu of an annual meeting appointing Ernst & Young LLP as independent auditors of the Company and electing
W. Don Cornwell, Stuart J. Beck, James L. Greenwald, Martin F. Beck, Edward Dugger, III, Thomas R. Settle, Charles J. Hamilton, Jr., Robert E. Selwyn, Jr., Jon E. Barfield and M. Frederick Brown as directors of the Company.

         On July 27, 1999, the holders of all of the Company's Voting Common Stock adopted resolutions by written consent in lieu of a special meeting amending the Granite Broadcasting Corporation Directors' Stock Option Plan (a copy of the Directors' Stock Option Plan is filed as exhibit 10.19 hereto).

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock (Nonvoting) is traded over-the-counter on the Nasdaq National Market under the symbol GBTVK. As of March 1, 2000, the approximate number of record holders of Common Stock (Nonvoting) was 145.

         The range of high and low prices for the Common Stock (Nonvoting) for each full quarterly period during 1998 and 1999 is set forth in Note 15 to the Consolidated Financial Statements in Item 8 hereof. At March 1, 2000, the closing price of the Common Stock (Nonvoting) was $8.125 per share.

         The Company's publicly traded Cumulative Convertible Exchangeable Preferred Stock, par value $.01 per share (the "Cumulative Convertible Exchangeable Preferred Stock") was traded on the OTC Bulletin Board under the symbol GBTVP. The range of high and low prices for each full quarterly period that the Cumulative Convertible Exchangeable Preferred Stock traded during 1998 and 1999 is set forth in Note 15 to the Consolidated Financial Statements in
Item 8 hereof. As of September 10, 1999, all outstanding shares of the Cumulative Convertible Exchangeable Preferred Stock were converted into Common Stock (Nonvoting).

         There is no established public trading market for the Company's Class A Voting Common Stock, par value $.01 per share (the "Voting Common Stock;" the Voting Common Stock and the Common Stock (Nonvoting) are referred to herein collectively as the "Common Stock"). As of March 1, 2000, the number of record holders of Voting Common Stock was 2.

         The Company had declared and paid quarterly cash dividends at a quarterly rate of $.4844 per share on the Cumulative Convertible Exchangeable Preferred Stock each quarter since its issuance. The Company has never declared or paid a cash dividend on its Common Stock and does not anticipate paying a dividend on its Common Stock in the foreseeable future. The payment of cash dividends on Common Stock is subject to certain limitations under the Indentures governing the Company's 10-3/8% Senior Subordinated Notes due May 15, 2005, 9-3/8% Senior Subordinated Notes due December 1, 2005 and the 8-7/8% Senior Subordinated Notes due May 15, 2008, respectively, and is restricted under the Company's Credit Agreement. The Company is also prohibited from paying dividends on any Common Stock until all accrued but unpaid dividends on the Company's Series A Convertible Preferred Stock, par value $.01 per share (the "Series A Preferred Stock"), are paid in full. All outstanding shares of Series A Preferred Stock were converted into Common Stock (Nonvoting) in August 1995. Accrued dividends on the Series A Preferred Stock, which totaled $262,844 at December 31, 1999, are payable on the date on which such dividends may be paid under the Company's existing debt instruments.

ITEM 6.  SELECTED FINANCIAL DATA

         The information set forth below should be read in conjunction with the consolidated financial statements and notes thereto included at Item 8 herein. The selected consolidated financial data for the years ended December 31, 1995, 1996, 1997, 1998 and 1999 are derived from the Company's audited Consolidated Financial Statements.

         The acquisitions by the Company of its operating properties during the periods reflected in the following selected financial data materially affect the comparability of such data from one period to another.

                                                                                YEARS ENDED DECEMBER 31,
                                                        1995         1996         1997         1998         1999
                                                   -------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:                               (Dollars in thousands except per share data)

Net revenue...................................       $ 99,895    $ 129,164    $ 153,512   $ 161,104        $149,847
Station operating expenses....................         55,399       72,089       83,729      89,812          92,874
Time brokerage agreement fees.................              -          150          600         428               -
Depreciation..................................          4,514        6,144        5,718       5,388           5,455
Amortization..................................          7,592        9,737       13,824      18,493          26,667
Corporate expense.............................          3,132        4,800        6,639       8,179           8,862
Non-cash compensation.........................            363          496          986         977             935
                                                      --------     --------     --------    --------        --------

Operating income..............................         28,895       35,748       42,016      37,827          15,054

Equity in net loss (income) of investee.......           (439)         995        1,531         973             254
Interest expense, net.........................         27,026       36,765       38,986      38,896          36,352
Non-cash interest expense.....................          1,738        2,087        2,182       2,095           3,115
Gain on sale of assets........................              -            -            -     (57,776)       (101,292)
Gain from insurance claim.....................              -            -            -      (2,159)         (4,079)
Other expenses................................            798        1,034        1,167       1,381           1,616
                                                      --------     --------     --------    --------        --------
Income    (loss)    before   income   taxes   and        (228)      (5,133)      (1,850)     54,417          79,088
extraordinary item............................

Provision for income tax......................           (555)        (761)      (1,616)    (10,250)        (31,574)
                                                      --------     --------     --------    --------        --------
Income (loss) before extraordinary item.......           (783)      (5,894)      (3,466)     44,167          47,514
Extraordinary  loss  net of tax  benefit  in 1998
and 1999 of $950,000 and $256,655, respectively             -       (2,891)      (5,569)     (1,761)           (385)
                                                      --------     --------     --------    --------        --------

Net income (loss) ............................        $  (783)   $  (8,785)   $  (9,035)  $  42,406        $ 47,129
                                                      --------     --------     --------    --------        --------
                                                      --------     --------     --------    --------        --------

Net   income   (loss)   attributable   to  common     $(4,368)   $ (12,310)   $ (31,207)  $  16,896        $ 19,912
shareholders..................................
                                                      --------     --------     --------    --------        --------
                                                      --------     --------     --------    --------        --------

PER COMMON SHARE:
   Basic income (loss) before extraordinary item      $ (0.74)   $   (1.09)   $   (2.93)  $    1.80        $   1.46
                                                      --------     --------     --------    --------        --------
                                                      --------     --------     --------    --------        --------
   Basic net income (loss)....................        $ (0.74)   $   (1.43)   $   (3.57)  $    1.63        $   1.43
                                                      --------     --------     --------    --------        --------
                                                      --------     --------     --------    --------        --------
   Weighted average common shares outstanding.          5,920        8,612        8,765      10,358          13,969

Net income (loss) attributable to common
  shareholders - assuming dilution............        $(4,368)   $ (12,310)   $ (31,207)  $  19,776        $ 21,588
                                                      --------     --------     --------    --------        --------
                                                      --------     --------     --------    --------        --------
PER COMMON SHARE:
   Diluted  income  (loss)  before  extraordinary     $ (0.74)   $   (1.09)   $   (2.93)  $    1.27        $   1.16
   item.......................................
                                                      --------     --------     --------    --------        --------
                                                      --------     --------     --------    --------        --------
   Diluted net income (loss) .................        $ (0.74)   $   (1.43)   $   (3.57)  $    1.17        $   1.14
                                                      --------     --------     --------    --------        --------
                                                      --------     --------     --------    --------        --------
   Weighted average common share outstanding -
     Assuming dilution........................          5,920        8,612        8,765      16,967          19,012



                                                                                 DECEMBER 31,
                                                      ----------------------------------------------------------
SELECTED BALANCE SHEET DATA:                            1995         1996       1997          1998         1999
                                                      --------   ---------- ------------  -----------  ---------

Total assets..................................       $ 452,221    $ 452,563     $633,614     $781,974      $730,591
Total debt....................................         341,000      351,561      392,779      426,399       303,874


Redeemable preferred stock....................          45,488       45,488      207,700      216,351       210,709
Stockholders' equity (deficit) ...............           8,868       (3,135)     (33,257)      (1,470)       50,084




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Certain sections of this Form 10-K, including "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain various "forward-looking statements" within the meaning of
Section 21E of the Securities Exchange Act of 1934, which represent the Company's expectations or beliefs concerning future events. The "forward-looking statements" include, without limitation, the renewal of the Company's FCC licenses and the Company's ability to meet its future liquidity needs. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the "forward-looking statements". Such factors include, without limitation, general economic conditions, competition in the markets in which the Company's stations are located, technological change and innovation in the broadcasting industry and proposed legislation.

INTRODUCTION

         Comparisons of the Company's consolidated financial statements between the years ended December 31, 1999 and 1998 have been affected by the acquisition of KBWB, which occurred on July 20, 1998, the sale of WWMT, which occurred on July 15, 1998, the sale of WLAJ, which occurred on August 17, 1998, the sale of WEEK-FM, which occurred on July 30, 1999 and the sale of KEYE, which occurred on August 31, 1999. The comparisons between the years ended December 31, 1998 and 1997 have been affected by the acquisition of KBWB, the acquisition of WDWB, which occurred on January 31, 1997, and the sales of WWMT and WLAJ.

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

The following table sets forth certain operating data for the three years ended December 31, 1997, 1998 and 1999:

                                                                      YEAR ENDED DECEMBER 31,
                                                 1997                 1998                 1999
                                                 ----                 ----                 ----

Operating income........................    $ 42,016,000          $ 37,827,000        $ 15,054,000
Time brokerage agreement fees...........         600,000               428,000                   -
Depreciation and amortization...........      19,542,000            23,881,000          32,122,000
Corporate expense.......................       6,639,000             8,179,000           8,862,000
Non-cash compensation...................         986,000               978,000             935,000
Program amortization....................       9,384,000            11,149,000          15,245,000
Program payments........................     (10,706,000)          (11,747,000)        (15,429,000)
                                          --------------           ------------        -----------
Broadcast cash flow.....................    $ 68,461,000          $ 70,695,000        $ 56,789,000
                                           =============           ===========         ===========



         "Broadcast cash flow" means operating income plus time brokerage agreement fees, depreciation, amortization, corporate expense, non-cash compensation and program amortization, less program payments. The Company has included broadcast cash flow data because such data are commonly used as a measure of performance for broadcast companies and are also used by investors to measure a company's ability to service debt. Broadcast cash flow is not, and should not be used as an indicator or alternative to operating income, net loss or cash flow as reflected in the consolidated financial statements, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

YEARS ENDED DECEMBER 31, 1999 AND 1998

         Net revenue for the year ended December 31, 1999 totaled $149,847,000; a decrease of $11,257,000 or 7% as compared to $161,104,000 for the year ended December 31, 1998. The decrease was primarily due to the loss of political advertising in a non-election year as well as the loss of Olympic-related advertising revenue at the Company's CBS affiliated stations. The decrease was also due to the loss of revenue from the disposition of WWMT and WLAJ in the third quarter of 1998 and the disposition of KEYE in August of 1999, offset, in part, by the added revenues from the acquisition of KBWB in the third quarter of 1998 and strong revenue growth at the Company's WB affiliates.

         Station operating expenses for the year ended December 31, 1999 totaled $92,874,000; an increase of $3,062,000 or 3% as compared to $89,812,000 for the year ended December 31, 1998. The increase was primarily due to increases in programming and promotion expense at the Company's WB affiliates and in news expense at the Company's San Francisco duopoly. These increases were offset, in part, by an overall reduction in expenses resulting from the acquisition and dispositions.

         Amortization increased $8,173,000 or 44% for the twelve months ended December 31, 1999 as compared to the prior year primarily due to additional intangible amortization expense associated with the acquisition of KBWB. Corporate expense increased $682,000, or 8% during the year ended December 31, 1998 compared to the same period a year earlier, primarily due to the expansion of the Company's Internet business.

         The equity in net loss of investee of $254,000 and $973,000 for the years ended December 31, 1999 and 1998, respectively, resulted from the Company recognizing its pro rata share of the losses of Datacast, LLC under the equity method of accounting. The Company has written off its entire investment and no other charges will be incurred.

         Net interest expense decreased $2,543,000 or 7% primarily due to lower levels of outstanding indebtedness. The Company used the net proceeds from the sale of KEYE to repay a total of $129,000,000 of debt.

         Non-cash interest expense increased $1,020,000 or 49% due to the amortization of imputed interest on the Company's obligations to the WB Network.

         The net gain on asset dispositions of $101,292,000 for the year ended December 31, 1999 resulted primarily from the sale of KEYE in August 1999. The net gain on asset dispositions of $57,776,000 for the year ended December 31, 1998 resulted primarily from the sale of WWMT in August 1998.

         The gain on insurance settlement resulted from insurance proceeds the Company received in excess of the net book value of assets that were destroyed in a fire and, separately, in an ice storm, at KBJR. The Company anticipates that it will recognize additional gains in 2000 as further insurance proceeds are received upon replacement of the destroyed assets.

         The Company reported income before taxes and extraordinary item of $79,088,000 for the year ended December 31, 1999. The Company has partially offset this income with its remaining available net operating loss carryforwards. The provision for income taxes for the year consists of $25,508,000 of current federal and state taxes and $5,809,000 of deferred taxes.

         During 1999, the Company repurchased $59,255,000 principal amount of its subordinated notes at various repurchase prices. In connection with the repurchases, the Company incurred an extraordinary loss after the write-off of related deferred financing fees, net of tax, of $385,000.

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

         Depreciation and amortization increased $4,339,000 or 22% for the year ended December 31, 1998 as compared to the prior year primarily due to the acquisition of KBWB and the inclusion of one additional month of operations of WDWB, offset, in part, by the disposition of WWMT and WLAJ. Corporate expense increased $1,540,000, or 23% during the year ended December 31, 1998 compared to the same period a year earlier, primarily due to higher administrative costs associated with the expansion of the Company's corporate office.

         The equity in net loss of investee of $973,000 and $1,532,000 for the years ended December 31, 1998 and 1997, respectively, resulted from the Company recognizing its pro rata share of the losses of Datacast, LLC under the equity method of accounting.

         Net interest expense remained flat for the year ended December 31, 1998 compared to the prior year despite higher levels of outstanding indebtedness as a result of the Company's strategic plan to reduce its cost of borrowing. During the first quarter of 1997, the Company repurchased $19,405,000 principal amount of its 9-3/8% Senior Subordinated Notes due December 1, 2005 (the "9-3/8% Notes") at a discount. In September 1997, the Company redeemed the entire outstanding amount of its $60,000,000 principal amount 12.75% Senior Subordinated Debentures, due September 1, 2002 (the "12.75% Debentures") at a redemption price of 106.375%. This debt was replaced with credit agreement borrowings with a lower rate of interest. During the second quarter of 1998, the Company completed an offering of $175,000,000 of its 8-7/8% Senior Subordinated Debentures, due May 15, 2008 (the "8-7/8% Notes"). The proceeds of the offering were used to repay all of the Company's then outstanding borrowings under its then existing bank credit agreement and to repurchase $22,960,000 principal amount of its 10-3/8% Senior Subordinated Notes, due May 15, 2005 (the "10-3/8% Notes") at a repurchase price of 105.75%. During the third quarter of 1998, the Company used lower rate Credit Agreement borrowings to repurchase an additional $9,500,000 principal amount of the 10-3/8% Notes at a repurchase price of 101.50%. During the fourth quarter of 1999, the Company used lower rate bank borrowings to repurchase an additional $46,100,000 principal amount of its subordinated debt at discounts ranging from 89% to 95%.

         The gain on insurance settlement resulted from insurance proceeds received in excess of the net book value of assets that were destroyed in a fire at KBJR.

         Other expenses increased $214,000 or 18% during the year ended December 31, 1998 as compared to the same period a year earlier primarily due to costs incurred in connection with the relocation of several employees in 1998.

         In connection with the sale of WWMT and WLAJ, the Company recognized a pre-tax gain for financial statement purposes of $57,776,000 during the third quarter of 1998. The Company had sufficient net operating loss carryforwards to offset regular federal taxes on the gain. However, the tax provision for 1998 includes a cash tax of approximately $1,689,000 consisting of federal alternative minimum taxes and state income taxes.

         In connection with the repurchases of subordinated debt throughout the year, the Company incurred an extraordinary loss, net of taxes, during the year ended December 31, 1998 of $1,761,000 relating to premiums paid and the write-off of deferred financing costs, offset, in part, by the repurchases made at a discount in the fourth quarter. In connection with the redemption of the 12.75% Debentures and the repurchase of $19,405,000 principal amount of its 9-3/8% Notes, the Company recognized an extraordinary loss during the year ended December 31, 1997 of $5,569,000 related to net premiums paid and the write-off of the related deferred financing fees.

LIQUIDITY AND CAPITAL RESOURCES

         On July 30, 1999 the Company completed the disposition of WEEK-FM to the Cromwell Group, Inc. of Chicago for $1,150,000 in cash. On August 31, 1999 the Company completed the disposition of KEYE to CBS Corporation for $160,000,000 in cash. A portion of the proceeds from the sale of these stations was used to repay outstanding indebtedness under the Company's Credit Agreement and to repurchase subordinated debt of the Company. The Company recognized a pre-tax gain for financial statement reporting purposes on the sale of these stations of $103,470,000. The Company utilized its remaining net operating loss carryforwards to partially reduce income for tax purposes. The 1999 tax provision includes approximately $25,508,000 of current federal and state income taxes, which were paid in December 1999.

         In July 1999, the Company and ABC agreed to terminate the ABC affiliation of KNTV, effective July 1, 2000. The Company received $14,000,000 in cash on September 1, 1999 in accordance with the agreement. On February 14, 2000, the Company announced the formation of the Strategic Alliance with NBC. Pursuant to the Strategic Alliance, KNTV is to become the NBC affiliate in the San Francisco-Oakland-San Jose California market for a ten-year term commencing on January 1, 2002. In addition, NBC is to extend the term of the Company's NBC affiliation agreements with KSEE, WEEK and KBJR until December 31, 2011. As part of such extension, NBC's affiliation payment obligations to Granite for such stations will terminate as of December 31, 2001.

         In consideration for the San Francisco Affiliation, the Company will pay NBC $362,000,000 in nine annual installments, with the initial payment in the amount of $61,000,000 being due January 1, 2002. Granite has also agreed to pay $2,430,000 during 2001 in promotion expenses in connection with KNTV's affiliation switch to NBC. See "Recent Developments KNTV Affiliation Change and NBC Alliance."

         On November 16, 1999, the Company entered into a definitive agreement to acquire WNGS-TV, the UPN affiliate serving Buffalo, New York, from Caroline
K. Powley for $23,000,000 in cash. In connection therewith, the Company made a $2,000,000 deposit which is refundable, under certain circumstances, if the acquisition is not completed. The acquisition is subject to satisfaction of certain conditions, including approval by the FCC. The Company expects to complete the acquisition in the fourth quarter of 2000.

         On June 10, 1998, the Company amended and restated its bank credit agreement (as amended and restated, the "Credit Agreement") which, among other things, allows for revolving credit borrowings of $260,000,000 and permits borrowings of up to an additional $240,000,000 on an uncommitted basis. The Credit Agreement can be used to fund future acquisitions of broadcast stations and for general working capital purposes. As of March 23, 1999, February 16, 2000 and March 17, 2000, the Company amended the Credit Agreement to revise the maximum consolidated total debt to consolidated cash flow ratio covenant contained therein. As of March 17, 2000, the Company had $11,663,000 of borrowings outstanding under the Credit Agreement and the ability to borrow in compliance with the financial covenants thereunder an additional $40,763,000 for acquisitions and working capital purposes. The Company expects to enter into a replacement credit agreement (the "New Credit Agreement") during the year 2000 to enable the Company to meet its long-term borrowing needs.

         During 1999, the Company repurchased $59,255,000 of its subordinated debentures at various prices.

         Net cash used in operating activities was $26,801,000 during the year ended December 31, 1999 compared to net cash provided by operating activities of $19,027,000 and $10,345,000 during the years ended

December 31, 1998 and 1997, respectively. The change from 1998 to 1999 was primarily a result of an increase in cash paid for taxes, a decrease in broadcast cash flow and an increase in net operating assets in 1999. The increase in net cash provided by operating activities from 1997 to 1998 was primarily due to a less significant increase in net operating assets, an increase in broadcast cash flow and a decrease in cash paid for interest in 1998.

         Net cash provided by investing activities was $156,471,000 during the year ended December 31, 1999 compared to net cash used in investing activities of $43,825,000 and $186,499,000 during the years ended December 31, 1998 and 1997, respectively. Cash provided by investing activities during 1999 resulted primarily from the sale of KEYE. Cash used in investing activities during 1998 resulted primarily from the purchase of KBWB as well as payments made in connection with securing the WB Network affiliation agreement at that station, offset, in part, by proceeds from the sale of WWMT in 1998. Cash used in investing activities during 1997 resulted primarily from the purchase of WDWB and the deposit made in advance of the purchase of KBWB.

         Net cash used in financing activities was $124,978,000 during the year ended December 31, 1999 compared to net cash provided by financing activities of $23,390,000 and $177,769,000 during the years ended December 31, 1998 and 1997, respectively. The change from 1998 to 1999 resulted primarily from the issuance of the 8-7/8% Notes during 1998, offset, in part, by a decrease in repurchases of subordinated debt and a reduction in payment of deferred financing fees in 1999. The decrease in net cash provided by financing activities from 1997 to 1998 resulted primarily from a net decrease in bank borrowings, an increase in payments for deferred financing fees and the issuance of the 12-3/4% Cumulative Exchangeable Preferred Stock during 1997, offset in part by the issuance of the 8-7/8% Notes in 1998.

         The Company anticipates that future requirements for capital expenditures will include those incurred during the ordinary course of business, which include costs associated with the implementation of digital television technology. The Company believes that internally generated funds from operations and borrowings under the Credit Agreement and the New Credit Agreement will be sufficient to satisfy the Company's cash requirements for its existing operations for the next twelve months and for the foreseeable future thereafter. The Company expects that any future acquisitions of television stations would be financed through funds generated from operations and additional debt and equity financings.

YEAR 2000

         In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company expensed approximately $1,490,000 in connection with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's earnings are affected by changes in short-term interest rates as a result of its Credit Agreement. Under its Credit Agreement, the Company pays interest at floating rates based on Eurodollar. The Company has not entered into any agreements to hedge such risk. Assuming the balance under the Credit Agreement as of December 31, 1999 remains outstanding in 2000, a 2% increase in Eurodollar would increase interest expense by $340,000. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of an increase in interest rates, management could potentially take actions to mitigate its exposure to the change.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
  Granite Broadcasting Corporation

We have audited the accompanying consolidated balance sheets of Granite Broadcasting Corporation as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at
Item 14(a) of the Granite Broadcasting Corporation Form 10K for the fiscal year ended December 31, 1999. These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Granite Broadcasting Corporation at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                         ERNST & YOUNG LLP

New York, New York
February 18, 2000

                        GRANITE BROADCASTING CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                                    1997               1998                 1999
                                                                    ----               ----                 ----
Net revenue...............................................      $153,511,540        $161,104,371        $149,846,955
Station operating expenses................................        83,728,786          89,811,723          92,874,454
Time brokerage agreement fees.............................           600,000             427,810                   -
Depreciation..............................................         5,717,989           5,387,800           5,454,819
Amortization..............................................        13,824,248          18,493,235          26,666,719
Corporate expense.........................................         6,639,159           8,179,232           8,861,640
Non-cash compensation expense.............................           985,634             977,502             935,142
                                                                 ------------        ------------        -------------

  Operating income........................................        42,015,724          37,827,069          15,054,181

Other (income) expenses:
  Equity in net loss of investee..........................         1,531,542             973,439             253,603
  Interest expense, net...................................        38,985,979          38,895,358          36,351,950
  Non-cash interest expense...............................         2,181,686           2,095,115           3,114,890
  Gain on sale of assets..................................                 -         (57,775,928)       (101,291,854)
  Gain from insurance claim...............................                 -          (2,158,961)         (4,079,207)
  Other...................................................         1,167,144           1,381,443           1,616,072
                                                                 ------------        ------------        -------------
  Income (loss) before income taxes and
    extraordinary item....................................        (1,850,627)         54,416,603          79,088,727
  Provision for income taxes..............................         1,616,212          10,250,000          31,574,238
                                                                 ------------        ------------        -------------

Income (loss) before extraordinary item...................        (3,466,839)         44,166,603          47,514,489
Extraordinary loss, net of tax benefit in 1998 and 1999
  of $950,000 and $256,655, respectively..................        (5,569,119)         (1,761,002)           (384,983)
                                                                 ------------        ------------        -------------

    Net income (loss).....................................      $ (9,035,958)       $ 42,405,601        $ 47,129,506
                                                                 ------------        ------------        -------------
                                                                 ------------        ------------        -------------

Net income (loss) attributable to common shareholders.....      $(31,207,468)        $16,895,727         $19,912,091
                                                                 ------------        ------------        -------------
                                                                 ------------        ------------        -------------

    Per common share:
      Basic income (loss) before extraordinary item.......      $      (2.93)       $       1.80        $       1.46
      Basic extraordinary loss............................             (0.64)              (0.17)              (0.03)
                                                                 ------------        ------------        -------------

        Basic net income (loss)...........................      $      (3.57)       $       1.63        $       1.43
                                                                 ------------        ------------        -------------
                                                                 ------------        ------------        -------------

Weighted average common shares outstanding................         8,764,705          10,358,371          13,968,611

Net income (loss) attributable to common shareholders   -
assuming dilution.........................................      $(31,207,468)       $ 19,775,599        $ 21,588,040

    Per common share:
     Diluted income (loss) before extraordinary item.....       $      (2.93)       $       1.27        $       1.16
     Diluted extraordinary loss...........................             (0.64)              (0.10)              (0.02)
                                                                 ------------        ------------        -------------

     Diluted net income (loss) ...........................      $      (3.57)       $       1.17        $       1.14
                                                                 ------------        ------------        -------------
                                                                 ------------        ------------        -------------

Weighted average common shares outstanding -
  assuming dilution.......................................         8,764,705          16,966,501          19,011,795



                             See accompanying notes.

                        GRANITE BROADCASTING CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                                          DECEMBER 31,
ASSETS                                                                               1998              1999
------                                                                               ----              ----

CURRENT ASSETS:

  Cash and cash equivalents................................................        $    762,392       $  5,453,542
  Accounts receivable, less allowance for doubtful accounts
    ($424,290 in 1998 and $430,360 in 1999) ...............................          32,830,227         33,017,344
  Film contract rights.....................................................           9,671,443         17,510,909
  Other current assets.....................................................           9,627,807         10,399,749
                                                                                     ----------        -----------
          TOTAL CURRENT ASSETS.............................................          52,891,869         66,381,544

PROPERTY AND EQUIPMENT, NET................................................          33,040,152         39,176,169
FILM CONTRACT RIGHTS.......................................................           4,497,956         11,125,490
OTHER NONCURRENT ASSETS                                                               2,788,083          3,142,422
DEFERRED FINANCING FEES, less accumulated amortization
  ($3,636,134 in 1998 and $5,011,922 in 1999) .............................          11,086,733          8,209,537
INTANGIBLE ASSETS, NET.....................................................         677,669,324        602,555,693
                                                                                    -----------        -----------
                                                                                   $781,974,117       $730,590,855
                                                                                    -----------        -----------
                                                                                    -----------        -----------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable.........................................................         $ 4,031,837        $ 3,120,875
  Accrued interest.........................................................           5,107,551          3,487,384
  Other accrued liabilities................................................           9,908,091          7,779,475
  Film contract rights payable.............................................          13,648,629         22,049,869
  Other current liabilities................................................           5,763,882          6,473,693
                                                                                   ------------       ------------
TOTAL CURRENT LIABILITIES                                                            38,459,990         42,911,296

LONG-TERM DEBT.............................................................         426,399,159        303,874,304
FILM CONTRACT RIGHTS PAYABLE...............................................           5,920,122         18,000,393
DEFERRED TAX LIABILITY.....................................................          78,308,597         84,117,915
OTHER NONCURRENT LIABILITIES...............................................          18,005,696         20,894,010

COMMITMENTS

REDEEMABLE PREFERRED STOCK, net of offering costs..........................         216,350,713        210,708,780

STOCKHOLDERS' (DEFICIT) EQUITY:
   Common stock: 41,000,000 shares authorized consisting of 1,000,000 shares of Class A Common Stock, $.01 par value, and 40,000,000 shares of Common Stock  (Nonvoting), $.01 par value; 178,500 shares of Class A Common Stock and 17,964,081 shares of Common Stock
     (Nonvoting) (11,608,032 shares at December 31, 1998) issued and outstanding.........................................................

                                                                                        117,865            181,425
  Additional paid-in capital...............................................          14,233,125         17,909,802
  Retained (deficit) earnings..............................................         (12,006,267)        35,123,239
  Less:
    Unearned compensation..................................................          (2,881,008)        (1,946,434)
    Treasury stock (5,000 shares in 1998
        and 30,000 shares in 1999), at cost................................             (47,000)          (297,000)
    Note receivable from officer...........................................            (886,875)          (886,875)
                                                                                    -----------        -----------
    TOTAL STOCKHOLDER'S (DEFICIT) EQUITY...................................          (1,470,160)        50,084,157
                                                                                    -----------        -----------
                                                                                   $781,974,117       $730,590,855
                                                                                    -----------        -----------
                                                                                    -----------        -----------



                                               See accompanying notes

                        GRANITE BROADCASTING CORPORATION
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

              For the Years Ended December 31, 1997, 1998 and 1999



                                                      CLASS A          COMMON          ADDITIONAL      (ACCUMULATED
                                                   COMMON STOCK   STOCK (NONVOTING)  PAID-IN CAPITAL     DEFICIT)
                                                   ------------   -----------------  ---------------   ------------

Balance at December 31, 1996                           $1,785          $84,997        $45,547,145     $(45,375,910)

Dividends on redeemable preferred stock                                              (21,729,672)
Accretion of offering costs related to
  Cumulative Exchangeable Preferred Stock                                               (441,838)
Exercise of stock options                                                  124             58,164
Conversion of redeemable preferred stock
  into Common Stock (Nonvoting)                                            650            324,350
Issuance of Common Stock (Nonvoting)                                       990              (990)
Repurchase of redeemable preferred stock
Grant of stock award under stock plans                                                  1,008,587
Stock expense related to stock plans                                                    (236,034)
Net loss                                                                                                (9,035,958)
                                                   -----------    ------------      ---------------     ----------

Balance at December 31, 1997                            1,785           86,761         24,529,712      (54,411,868)

Dividends on redeemable preferred stock                                              (25,009,726)
Accretion of offering costs related to
  Cumulative Exchangeable Preferred Stock                                               (500,148)
Exercise of stock options                                                  201            159,455
Conversion of redeemable preferred stock
  into Common Stock (Nonvoting)                                         27,958         13,951,142
Issuance of Common Stock (Nonvoting)                                     1,160            (1,160)
Grant of stock award under stock plans                                                  1,329,278
Stock expense related to stock plans                                                    (225,428)
Net income                                                                                               42,405,601
                                                   -----------    ------------      ---------------      ----------

Balance at December 31, 1998                            1,785          116,080         14,233,125      (12,006,267)

Dividends on redeemable preferred stock                                              (26,717,267)
Accretion of offering costs related to
  Cumulative Exchangeable Preferred Stock                                               (500,148)
Exercise of stock options                                                  260             97,930
Conversion of convertible preferred stock
  into Common Stock (Nonvoting)                                         62,367         31,121,033
Issuance of Common Stock (Nonvoting)                                       933              (933)
Repurchase of 25,000 shares of Common Stock
(Nonvoting)
Grant of stock award under stock plans                                                        568
Stock expense related to stock plans                                                    (324,506)
Net income                                                                                               47,129,506
                                                   -----------    ------------      ---------------      ----------

Balance at December 31, 1999                         $ 1,785          $179,640       $17,909,802        $35,123,239
                                                     ========         ========       ============       ===========



                             See accompanying notes.


                                                                          NOTE                           TOTAL
                                                         UNEARNED       RECEIVABLE      TREASURY    STOCKHOLDERS'
                                                       COMPENSATION    FROM OFFICER      STOCK      EQUITY (DEFICIT)
                                                       ------------    ------------     --------    ----------------

Balance at December 31, 1996                           $(2,506,279)      $(886,875)            --   $(3,135,137)

Dividends on redeemable preferred stock                                                             (21,729,672)
Accretion of offering costs related to
  Cumulative Exchangeable Preferred Stock                                                              (441,838)
Exercise of stock options                                                                                 58,288
Conversion of redeemable preferred stock
  into Common Stock (Nonvoting)                                                                          325,000
Issuance of Common Stock (Nonvoting)                                                                          --
Repurchase of redeemable preferred stock                                                 (47,000)       (47,000)
Grant of stock award under stock plans                 (1,008,587)                                            --
Stock expense related to stock plans                       985,634                                       749,600
Net loss                                                                                             (9,035,958)
                                                       -------------  -------------   ----------    -----------

Balance at December 31, 1997                           (2,529,232)        (886,875)      (47,000)   (33,256,717)

Dividends on redeemable preferred stock                                                             (25,009,726)
Accretion of offering costs related to
  Cumulative Exchangeable Preferred Stock                                                              (500,148)
Exercise of stock options                                                                                159,656
Conversion of redeemable preferred stock
  into Common Stock (Nonvoting)                                                                       13,979,100
Issuance of Common Stock (Nonvoting)                                                                          --
Grant of stock award under stock plans                 (1,329,278)                                            --
Stock expense related to stock plans                       977,502                                       752,074
Net income                                                                                            42,405,601
                                                       -------------  -------------   ----------    - ----------

Balance at December 31, 1998                           (2,881,008)        (886,875)      (47,000)    (1,470,160)

Dividends on redeemable preferred stock                                                             (26,717,267)
Accretion of offering costs related to
  Cumulative Exchangeable Preferred Stock                                                              (500,148)
Exercise of stock options                                                                                 98,190
Conversion of convertible preferred stock
  into Common Stock (Nonvoting)                                                                       31,183,400
Issuance of Common Stock (Nonvoting)                                                                          --
Repurchase of 25,000 shares of Common Stock
(Nonvoting)                                                                             (250,000)      (250,000)
Grant of stock award under stock plans                       (568)                                            --
Stock expense related to stock plans                       935,142                                       610,636
Net income                                                                                            47,129,506
                                                       -------------  -------------   ----------      ----------

Balance at December 31, 1999                           $(1,946,434)     $ (886,875)    $(297,000)    $50,084,157
                                                       ===========      ==========     =========     ===========


                        GRANITE BROADCASTING CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                   FOR THE YEARS ENDED DECEMBER 31,
                                                                            ----------------------------------------------
                                                                              1997                  1998             1999
                                                                            --------              --------         --------

Cash flows from operating activities:

 Net income (loss)....................................................     $(9,035,958)     $ 42,405,601       $ 47,129,506
 Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:

   Extraordinary loss.................................................       5,569,119         2,711,002            641,638
   Amortization of intangible assets..................................      13,824,248        18,493,235         26,666,719
   Depreciation.......................................................       5,717,989         5,387,800          5,454,819
   Non-cash compensation expense......................................         985,634           977,502            935,142
   Non-cash interest expense..........................................       2,181,686         2,095,115          3,114,890
   Deferred income taxes..............................................       1,194,212         7,610,728          5,809,000
   Equity in net loss of investee.....................................       1,531,542           973,439            253,603
   Gain on sale of assets.............................................              --       (57,775,928)      (101,291,854)
   Gain from insurance settlement.....................................              --        (2,158,961)        (4,079,207)
Change in assets and liabilities net of effects from
   acquisitions of stations:

   (Increase) decrease in accounts receivable.........................      (8,251,013)        2,478,237           (187,117)
   (Decrease) increase in accrued liabilities.........................        (629,972)        3,607,363         (3,748,783)
   (Decrease) increase in accounts payable............................        (131,725)          146,598           (910,962)
   Increase in film contract rights and other assets..................      (6,697,410)       (4,176,217)       (24,185,421)
   Increase (decrease) in film contract rights payable

    and other liabilities.............................................       4,086,757        (3,748,846)        17,596.607
                                                                          -------------     -------------       ------------
Net cash provided by (used in) operating activities...................      10,345,109        19,026,668        (26,801,420)
                                                                          -------------     -------------       ------------

Cash flows from investing activities:

  Deposit for station acquisition and other related costs.............      (5,960,000)               --         (2,123,116)
  Proceeds from sale of assets, net...................................              --       149,990,381        171,308,975
  WB affiliation payment..............................................              --       (14,846,638)        (4,874,778)
  Insurance proceeds received.........................................              --         1,743,544          8,622,081
  Investment in Datacast, LLC.........................................      (1,500,000)         (500,000)          (133,603)
  Payment for acquisitions of assets, net of cash acquired............    (173,164,089)     (170,869,424)

  Capital expenditures................................................      (5,874,633)       (9,343,021)       (16,078,762)
                                                                          -------------     -------------       ------------
    Net cash provided by (used in) investing activities...............    (186,498,722)      (43,825,158)       156,720,797
                                                                          -------------     -------------       ------------

Cash flows from financing activities:

  Proceeds from bank loan.............................................     138,500,000       100,000,000         72,500,000
  Retirement of senior subordinated notes.............................     (82,897,588)      (78,560,000)       (59,255,000)
  Repayment of bank borrowings........................................     (18,000,000)     (162,500,000)      (136,000,000)
  Payment of deferred financing fees..................................        (210,873)       (7,195,821)          (503,965)
  Proceeds from senior subordinated notes.............................              --       174,482,000
  Proceeds from Preferred Stock Offering, net.........................     143,889,789                --                 --
  Dividends paid......................................................      (3,523,828)       (2,926,217)        (1,776,629)
  Purchase of Common Stock (Nonvoting) for treasury...................         (47,000)               --           (250,000)
  Other financing activities, net.....................................          58,287            89,993             57,367
                                                                          -------------     -------------       ------------
    Net cash provided by (used in) financing activities...............     177,768,787        23,389,955       (125,228,227)
                                                                          -------------     -------------       ------------

Net (decrease) increase in cash and cash equivalents..................       1,615,174        (1,408,535)         4,691,150
Cash and cash equivalents, beginning of year..........................         555,753         2,170,927            762,392
                                                                          -------------     -------------       ------------
Cash and cash equivalents, end of year................................      $2,170,927       $   762,392        $ 5,453,542
                                                                          -------------     -------------       ------------
                                                                          -------------     -------------       ------------
Supplemental information:

  Cash paid for interest..............................................     $40,711,506       $38,688,348        $39,031,115
  Cash paid for income taxes..........................................         193,000           195,000         26,800,664
  Non-cash investing and financing activities:

    Non-cash capital expenditures.....................................         668,747           581,692            600,875
    Stock dividend....................................................      13,009,715        21,446,256         24,267,776



                             See accompanying notes.

                        GRANITE BROADCASTING CORPORATION

                        GRANITE BROADCASTING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   FINANCIAL STATEMENT PRESENTATION

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain amounts in prior years have been reclassified to conform to the 1999 presentation. The Company accounts for its investment in Datacast, LLC under the equity method of accounting.

   REVENUE RECOGNITION

         The Company recognizes revenue from the sale of advertising at the time the advertisements are aired.

   INTANGIBLES

         Intangible assets at December 31 are summarized as follows:

                                                                           1998                  1999
                                                                         --------              --------

         Goodwill.............................................       $216,788,583           $222,114,559
         Covenant not to compete..............................         30,000,000             30,000,000
         Network affiliations.................................        187,731,900            130,979,900
         Broadcast licenses...................................        302,638,089            297,336,089
                                                                      -----------            -----------
                                                                      737,158,572            680,430,548
         Accumulated amortization.............................        (59,489,248)           (77,874,855)
                                                                       ----------             ----------

         Net intangible assets................................       $677,669,324           $602,555,693
                                                                     ============           ============



         The intangible assets are characterized as scarce assets with long and productive lives and are being amortized on a straight line basis over periods ranging from seven to forty years, with the exception of the covenant not to compete, which is being amortized over 5 years.

         In July 1999 the Company and the American Broadcasting Companies, Inc. ("ABC") agreed to terminate the ABC affiliation of KNTV, the ABC affiliate serving San Jose-Salinas-Monterey, California, effective July 2000. The Company received $14,000,000 in cash on September 1, 1999 in accordance with the agreement. The Company recognized a loss for financial statement purposes on the sale of the affiliation of $2,178,000.

         During 1999, the Company reclassified certain of its intangible assets based on appraised values. As both of these intangible assets are being amortized over a 40-year life, other than the impact on the loss on the sale of the ABC affiliation, the reclassification had no impact on the results of operations for the year ended December 31, 1999.

         The Company continually reevaluates the propriety of the carrying amount of intangible assets as well as the related amortization period to determine whether current events and circumstances warrant adjustments to the carrying value and/or revised estimates of useful lives. This evaluation is based on the Company's projections of the undiscounted cash flows over the remaining lives of the amortization period of the related intangible asset. To the extent such projections indicate that the undiscounted cash flows are not expected to be adequate to recover the carrying amounts of intangible assets, such carrying amounts will be written down to their fair market value. At this

                        GRANITE BROADCASTING CORPORATION
time, the Company believes that no significant impairment of intangible assets has occurred and that no reduction of the estimated useful lives is warranted.

   DEFERRED FINANCING FEES

         The Company has incurred certain fees in connection with entering into a bank credit agreement, the sale of 12.75% Debentures (as defined), the sale of 10-3/8% Notes (as defined), the sale of 9-3/8% Notes (as defined) and the sale of 8-7/8% Notes (as defined). The deferred financing fees related to the bank credit agreement are being amortized over seven years, and the deferred financing fees related to the 10-3/8% Notes, the 9-3/8% Notes and the 8-7/8% Notes are being amortized over ten years. Amortization of deferred financing fees is classified as non-cash interest expense on the consolidated statement of operations.

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

         At December 31, 1999, the obligation for programming that had not been recorded because the program rights were not available for broadcasting aggregated $64,237,000.

   BARTER TRANSACTIONS

         Revenue from barter transactions is recognized when advertisements are broadcast and merchandise or services received are charged to expense when received or used. The net effect of barter transactions on the Company's results of operations is not material.

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

                        GRANITE BROADCASTING CORPORATION

NET LOSS PER COMMON SHARE

         The per share calculations shown on the face of the income statement are computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." The following table sets forth the computation of basic and diluted earnings per share:

                                                                       YEARS ENDED DECEMBER 31,
                                                             ---------------------------------------------
                                                             1997                1998                 1999
                                                             ----                ----                 ----
Net income (loss) before extraordinary item..........   $ (3,466,839)       $  44,166,603          $ 47,514,489

Extraordinary loss on early extinguishment
  of debt, net of tax benefit in 1998 and 1999
  of $950,000 and $256,655, respectively.............     (5,569,119)          (1,761,002)             (384,983)
                                                          ----------         ------------         -------------

Net income (loss) ...................................     (9,035,958)          42,405,601            47,129,506
LESS:
Preferred stock dividends:
   Convertible preferred.............................      3,523,989            2,879,872             1,675,949
   Exchangeable preferred............................     18,205,683           22,129,854            25,041,318

Accretion on exchangeable preferred..................        441,838              500,148               500,148
                                                       -------------        -------------         -------------

Net income (loss) attributable to common shareholders    (31,207,468)          16,895,727            19,912,091

Effect of dilutive securities:
PLUS:
  Convertible preferred stock dividends..............     (a)                   2,879,872             1,675,949
                                                                            -------------         -------------

Net income (loss) attributable to common
  Shareholders - assuming dilution...................   $(31,207,468)         $19,775,599           $21,588,040
                                                        ============          ===========           ===========

Weighted average common shares outstanding for
  basic net income (loss) per share..................      8,764,705           10,358,371            13,968,611
ADD:
Effect of dilutive securities:
   Preferred stock conversions.......................                           6,236,680             4,151,240
   Stock options.....................................                             371,450               891,944
                                                                              -----------         -------------
     Total potential dilutive common shares..........     (a)                   6,608,130             5,043,184

Adjusted weighted average common
  shares outstanding - assuming dilution.............      8,764,705           16,966,501            19,011,795
                                                           =========           ==========            ==========

Per Common Share:
   Basic income (loss) before extraordinary item.....   $      (2.93)         $      1.80           $      1.46
   Basic extraordinary loss..........................          (0.64)               (0.17)                (0.03)
                                                         ------------         ------------           ------------
   Basic net income (loss) per share.................   $      (3.57)         $      1.63           $      1.43
                                                         ============          ===========           ============

   Diluted income (loss) before extraordinary item...   $      (2.93)         $      1.27           $      1.16
   Diluted extraordinary loss........................          (0.64)               (0.10)                (0.02)
                                                          ------------         ------------          ------------
   Diluted net income (loss) per share...............   $      (3.57)         $      1.17           $      1.14
                                                         ==============        ==============        ============


(a) No adjustments were made to the dilutive per share calculation for the year ended December 31, 1997 as doing so would have been antidilutive.

                        GRANITE BROADCASTING CORPORATION

NOTE 2 - ACQUISITIONS AND DISPOSITIONS

         On July 15, 1998, the Company completed the disposition of WWMT-TV, the CBS affiliate serving Grand Rapids-Kalamazoo-Battle Creek, Michigan, to Freedom Communications, Inc. ("Freedom") for $150,540,000 in cash. On August 17, 1998, the Company exercised its option to purchase WLAJ-TV, the ABC affiliate serving Lansing, Michigan, for $19,500,000 in cash and simultaneously sold the station to Freedom for $18,950,000 in cash. In connection with the sale of WWMT and WLAJ, the Company recognized a net pre-tax gain for financial statement purposes of $57,776,000.

         On July 20, 1998, the Company completed the acquisition of KBWB-TV (formerly KOFY-TV), the WB affiliate serving San Francisco-Oakland-San Jose California, by acquiring the stock of Pacific FM Incorporated ("Pacific"), the owner of KBWB-TV for $143,150,000 in cash and the assumption of certain liabilities. In addition, the Company paid $30,000,000 to the principal shareholders of Pacific for a covenant not to compete in the San Francisco-Oakland-San Jose television market for a period of five years from the closing. In connection with the purchase of KBWB-TV, the WB Network agreed to enter into a ten-year affiliation agreement with the Company instead of with another television station in the San Francisco market in return for total consideration of $31,572,000. The Company paid $14,847,000 to the WB Network after the closing of the acquisition and will pay the remaining $16,725,000 over a five year period. The remaining payment is shown at its net present value on the Company's balance sheet using an effective interest rate of 7.75%. The acquisition has been accounted for under the purchase method of accounting and the results of operations are included in the Company's consolidated statements of operations from the date of acquisition.

         The following comprises the allocation of the purchase price:


         Total Purchase Price                                                    $205,322,000
         Net liabilities acquired, principally film contract rights,
           deferred tax liability and property and equipment                       61,369,000
         Broadcast license                                                       (118,902,000)
         Covenant not to compete                                                  (30,000,000)
         Network affiliation agreement                                            (28,666,000)
                                                                                   -----------
         Goodwill                                                                 $89,123,000
                                                                                   -----------
                                                                                   -----------



         On July 30, 1999, the Company completed the disposition of WEEK-FM to the Cromwell Group, Inc. of Illinois for $1,150,000 in cash. On August 31, 1999, the Company completed the disposition of KEYE-TV, the CBS affiliate serving Austin, Texas to CBS Corporation ("CBS") for $160,000,000 in cash. A portion of the proceeds from the sale of these stations was used to repay outstanding indebtedness under the Company's bank credit agreement (the "Credit Agreement"). The Company recognized a pre-tax gain for financial statement purposes on the sale of these stations of $103,470,000.

         On November 16, 1999, the Company entered into a definitive agreement to acquire WNGS-TV, the UPN affiliate serving Buffalo, New York, from Caroline
K. Powley for $23,000,000 in cash. Closing of the acquisition is subject to certain closing conditions, including approval by the Federal Communications Commission (the "FCC"). The Company expects to complete the acquisition in the fourth quarter of 2000.

                        GRANITE BROADCASTING CORPORATION

         The following table summarizes the unaudited consolidated pro forma results of operations for the years ended December 31, 1997, 1998 and 1999 assuming the acquisition of KBWB-TV and the disposition of WWMT-TV and WLAJ-TV had occurred as of January 1, 1997 and the disposition of KEYE and WEEK-FM had occurred as of January 1, 1998:

                                                               1997                  1998                  1999
                                                             --------              -------               --------

         Net revenue                                      $147,580,000          $140,876,000          $139,400,000
         Station operating expenses                         84,925,000            79,711,000            87,212,000
         Loss before extraordinary item                    (19,368,000)          (10,139,000)          (51,741,000)
         Per common share:
           Basic and diluted loss before
             extraordinary item                           $      (5.22)         $      (3.44)          $     (5.65)



NOTE 3 -- PROPERTY AND EQUIPMENT

         The major classifications of property and equipment are as follows:

                                                                    DECEMBER 31,
                                                           --------------------------------
                                                             1998                    1999
                                                           --------                --------

         Land....................................         $ 1,853,704            $ 1,750,522
         Buildings and improvements..............          13,576,255             14,075,255
         Furniture and fixtures..................           6,707,887              7,990,633
         Technical equipment and other...........          40,128,206             45,350,080
                                                           ----------             ----------
                                                           62,266,052             69,166,490
         Less:  Accumulated depreciation.........          29,225,900             29,990,321
                                                           ----------             ----------

         Net property and equipment..............         $33,040,152            $39,176,169
                                                          ===========            ===========



NOTE 4 -- OTHER ACCRUED LIABILITIES

         Other accrued liabilities are summarized below:

                                                                      DECEMBER 31,
                                                            -------------------------------
                                                              1998                   1999
                                                            --------               --------

         Compensation and benefits...............          $ 2,313,611         $ 2,205,324
         Income taxes payable....................            5,287,748           3,912,027
         Other...................................            2,306,732           1,662,124
                                                             ---------           ---------

         Total...................................          $ 9,908,091          $7,779,475
                                                           ===========          ==========


                        GRANITE BROADCASTING CORPORATION

NOTE 5 -- OTHER CURRENT LIABILITIES

         Other current liabilities are summarized below:

                                                                       DECEMBER 31,
                                                              ----------------------------
                                                                1998                1999
                                                              --------            --------

         WB affiliation payment, net.................       $ 2,909,227        $ 4,101,907
         Barter payable..............................         2,023,280          1,724,025
         Other.......................................           831,375            647,761
                                                            -----------        -----------

         Total.......................................        $5,763,882         $6,473,693
                                                             ==========         ==========



NOTE 6-- OTHER CURRENT ASSETS

         Other current assets are summarized below:

                                                                      DECEMBER 31,
                                                             ----------------------------
                                                               1998                1999
                                                             --------            --------

         Barter and other receivables................       $ 3,114,266        $  2,951,963
         Escrow deposit related to station
           acquisition and other related costs.......                --           2,123,116
         Prepaid film contract rights................         1,589,776              92,496
         Insurance settlement receivable.............         2,812,669           2,595,902
         Other.......................................         2,111,096           2,636,272
                                                              ---------           ---------

         Total.......................................        $9,627,807        $ 10,399,749
                                                             ==========         ===========



NOTE 7-- LONG-TERM DEBT

         The carrying amounts and fair values of the Company's long-term debt are as follows:

                                                    DECEMBER 31, 1998                    DECEMBER 31, 1999
                                           -------------------------------       --------------------------------
                                           CARRYING AMOUNT      FAIR VALUE       CARRYING AMOUNT       FAIR VALUE
                                           ---------------      ----------       ---------------       ----------
         Senior Bank Debt..............      $ 80,500,000       $ 80,500,000       $ 17,000,000     $  17,000,000
         9-3/8% Senior Subordinated
           Notes,  net  of  unamortized
           discount....................        58,980,335         58,006,200         38,643,509        38,453,796
         10-3/8% Senior Subordinated
           Notes.......................       134,420,000        135,764,200        132,420,000       134,856,528
         8-7/8% Senior Subordinated
           Notes,  net  of  unamortized
           discount....................       152,498,824        145,661,063        115,810,795       111,873,960
                                              -----------        -----------        -----------       -----------

         Total.........................      $426,399,159       $419,931,463       $303,874,304      $302,184,284
                                             ============       ============       ============      ============



         The fair value of the Company's Senior Subordinated Notes is estimated based on quoted market prices. The carrying amount of the Company's borrowings under its credit facility approximates fair value.

                        GRANITE BROADCASTING CORPORATION

   SENIOR BANK DEBT

         The Company's existing bank credit agreement was amended and restated on June 10, 1998 (as amended and restated and as further amended from time to time, the "Fourth Amended and Restated Credit Agreement" or the "Credit Agreement") to create a reducing revolving credit facility of up to $260,000,000 and permits additional borrowings of up to $240,000,000. The proceeds from this facility are available for acquisitions and for general working capital purposes as defined in the agreement. As of March 23, 1999, February 16, 2000 and March 17, 2000, the Company amended the Credit Agreement to revise the maximum consolidated total debt to consolidated cash flow ratio covenant contained therein.

         The March 17, 2000 amendment also increased the marginal rates above Eurodollar and the prime rate that outstanding indebtedness bear interest under the Credit Agreement. Outstanding principal balances under the Fourth Amended and Restated Credit Agreement bear interest at floating rates equal to Eurodollar (the "Eurodollar Rate") plus marginal rates between 1.50% and 2.75% or the prime rate plus marginal rates between 0.25% and 1.50%. The Eurodollar Rate was 5.6875% plus a marginal rate of 2.5% at December 31, 1998. The Eurodollar Rate was 6.25% plus a marginal rate of 2.25% at December 31, 1999. The prime rate was 7.75% plus a marginal rate of 1.25% at December 31, 1998. The prime rate was 8.5% plus a marginal rate of 1.00% at December 31, 1999. The marginal rate is subject to change based upon changes in the ratio of outstanding principal balances to operating cash flow. The principal amount of the revolving loans is subject to reduction in installments commencing December 31, 2000 through December 31, 2005, when the agreement matures.

         The Fourth Amended and Restated Credit Agreement is secured by substantially all of the assets of the Company, as well as a pledge of all issued and outstanding shares of capital stock of the Company's present and future subsidiaries and guaranteed by all present and future subsidiaries of the Company. The Fourth Amended and Restated Credit Agreement requires the Company to maintain compliance with certain financial ratios. Other provisions place limitations on the incurrence of additional debt, payments for capital expenditures, prepayment of subordinated debt, merger or consolidation with or acquisition of another entity, the declaration or payment of cash dividends and other transactions by the Company.

   SENIOR SUBORDINATED NOTES

         In May 1995, the Company issued $175,000,000 aggregate principal amount of its 10-3/8% Senior Subordinated Notes (the "10-3/8% Notes") due May 15, 2005. On May 6, 1996, the Company repurchased $2,000,000 face amount of its 10-3/8% Notes at a discount. In 1998, the Company repurchased a total of $38,580,000 face amount of its 10-3/8% Notes at various prices. During 1999, the Company repurchased $2,000,000 face amount of its 10-3/8% Notes at a premium.

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

         The 10-3/8% Notes are subordinated in right of payment to all existing and future Senior Debt (as defined in the Indenture governing the 10-3/8% Notes) and rank PARI PASSU with all senior subordinated debt and senior to all subordinated debt of the Company. The Indenture governing the 10-3/8% Notes contains certain covenants that, among other things, limit the ability of the Company and its subsidiaries to incur debt, pay cash dividends on or repurchase capital stock, enter into agreements prohibiting the creation of liens or restricting the ability of a subsidiary to pay money or transfer assets to the Company, enter into certain transactions with their affiliates, dispose of certain assets and engage in mergers and consolidations.

         In February 1996, the Company completed an offering of $110,000,000 principal amount of its 9-3/8% Senior Subordinated Notes (the "9-3/8% Notes") due December 1, 2005 at a discount, resulting in net proceeds to the

                        GRANITE BROADCASTING CORPORATION

Company of $109,450,000. In 1996, the Company repurchased $13,500,000 principal amount of its 9-3/8% Notes at a discount. In 1997, the Company repurchased $19,405,000 principal amount of its 9-3/8% Notes at a discount. In 1998, the Company repurchased a total of $17,905,000 principal amount of its 9-3/8% Notes at a discount. During 1999, the Company repurchased a total of $20,430,000 principal amount of its 9-3/8% Notes at a premium.

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

         The 9-3/8% Notes are subordinate in right of payment to all existing and future Senior Debt (as defined in the Indenture governing the 9-3/8% Notes) and rank PARI PASSU with all senior subordinated debt and senior to all subordinated debt. The provisions of the Indenture governing the 9-3/8% Notes contains certain covenants that, among other things, limit the ability of the Company and its subsidiaries to incur debt, make certain restricted payments, enter into certain transactions with their affiliates, dispose of certain assets, incur liens securing subordinated debt of the Company, engage in mergers and consolidations and restrict the ability of the subsidiaries of the Company to make distributions and transfers to the Company.

         In May 1998, the Company completed an offering of $175,000,000 principal amount of its 8-7/8% Senior Subordinated Notes, due May 15, 2008 (the "8-7/8% Notes"), at a discount, resulting in proceeds to the Company of $174,482,000. The proceeds of this offering were used to repay all of the then outstanding borrowings under the Company's then existing bank credit agreement and to repurchase $22,960,000 principal amount of its 10-3/8% Notes at a premium. In 1998, the Company repurchased a total of $22,075,000 principal amount of its 8-7/8% Notes at various prices. During 1999, the Company repurchased a total of $36,825,000 principal amount of its 8-7/8% Notes at various prices.

         The 8-7/8% Notes are redeemable in the event that on or before May 15, 2001 the Company receives net proceeds from the sale of its Capital Stock (other than Disqualified Stock (each as defined in the Indenture governing the 8-7/8% Notes), in which case the Company may, at its option and from time to time, use all or a portion of any such net proceeds to redeem certain amounts of the 8-7/8% Notes with certain limitations. In addition, the 8-7/8% Notes are redeemable at any time on or after May 15, 2003 at the option of the Company, in whole or in part, at certain prices declining annually to 100% of the principal amount on or after May 15, 2006, plus accrued interest. The Company is required to offer to purchase all outstanding 8-7/8% Notes at 101% of the principal amount thereof plus accrued interest in the event of a Change of Control (as defined in the Indenture governing the 8-7/8% Notes).

         The 8-7/8% Notes are subordinate in right of payment to all existing and future Senior Debt (as defined in the Indenture governing the 8-7/8% Notes) and rank PARI PASSU with all senior subordinated debt and senior to all subordinated debt. The provisions of the Indenture governing the 8-7/8% Notes contains certain covenants that, among other things, limit the ability of the Company and its subsidiaries to incur debt, make certain restricted payments, enter into certain transactions with their affiliates, dispose of certain assets, incur liens securing subordinated debt of the Company, engage in mergers and consolidations and restrict the ability of the subsidiaries of the Company to make distributions and transfers to the Company.

         During 1997, 1998 and 1999, the Company recognized extraordinary losses of $5,569,119, $2,711,002 and $641,638, respectively, related to the aforementioned repurchases of subordinated debt, as well as the repayment of all then outstanding term loan and revolving credit borrowings under the then existing bank credit agreements in 1998. Such extraordinary losses were the result of premiums paid and the write-off of related deferred financing fees, offset, in part, by gains recognized on that subordinated debt repurchased at a discount.

         There are no scheduled principal maturities on all long-term debt for the five years subsequent to December 31, 1999.

                        GRANITE BROADCASTING CORPORATION

NOTE 8 -- COMMITMENTS

         Future minimum lease payments under long-term operating leases as of December 31, 1999 are as follows:


         2000.............................................................     $  1,488,610
         2001.............................................................        1,289,580
         2002.............................................................        1,138,723
         2003.............................................................        1,027,387
         2004 ............................................................        1,107,464
         2005 and thereafter..............................................        2,600,659
                                                                                -----------
                                                                               $  8,652,423
                                                                                -----------
                                                                                -----------



         Rent expense, including escalation charges, was $1,038,000, $1,314,000 and $1,559,000 for the years ended December 31, 1997, 1998 and 1999, respectively.


NOTE 9 -- REDEEMABLE PREFERRED STOCK

   SERIES A PREFERRED STOCK

         The Company authorized 100,000 shares of its Series A Convertible Preferred Stock ("Series A Stock"), par value $.01 per share, which were issued at an aggregate price of $1,210,000. All outstanding shares of the Series A Stock were converted into shares of the Company's Common Stock (Nonvoting), par value $.01 per share (the "Common Stock (Nonvoting)") in August 1995. Prior to conversion, dividends accrued on the Series A Stock at an annual rate of $.40 per share which accumulated, without interest, if unpaid. Accrued but unpaid dividends on the Series A Stock totaled $262,844 at December 31, 1998 and 1999. Accrued dividends are due and payable on the date on which such dividends may be paid under the Company's debt instruments.

   CUMULATIVE CONVERTIBLE EXCHANGEABLE PREFERRED STOCK

         The Company had authorized 3,000,000 shares of its Cumulative Convertible Exchangeable Preferred Stock (the "Cumulative Convertible Exchangeable Preferred Stock"), par value $.01 per share, of which 1,520,000 shares were issued on December 23, 1993 at a price of $25.00 per share. The Company also issued on December 23, 1993 300,000 shares of its Cumulative Convertible Exchangeable Preferred Stock valued at $7,500,000 as consideration for acquiring certain outstanding securities of Queen City III Limited Partnership, the then ultimate parent of WKBW. Holders of the Cumulative Convertible Exchangeable Preferred Stock were entitled to receive cash dividends at an annual rate of $1.9375 per share, payable quarterly on each March 15, June 15, September 15 and December 15 in each year, when, as and if declared by the Company's Board of Directors. Dividends on the Cumulative Convertible Exchangeable Preferred Stock were cumulative and accrue without interest, if unpaid.

         In August 1999, the Company called for the redemption of all outstanding shares of its Cumulative Convertible Exchangeable Preferred Stock. Holders of Cumulative Convertible Exchangeable Preferred Stock had the option to accept cash in the amount of $25.97 per share, plus accrued but unpaid dividends, or convert at any time on or before September 10, 1999 each preferred share into 5 shares of the Company's Common Stock (Nonvoting). As of September 10, 1999 all of the Company's outstanding Cumulative Convertible Exchangeable Preferred Stock had been converted into Common Stock (Nonvoting).

12-3/4% CUMULATIVE EXCHANGEABLE PREFERRED STOCK

         In January 1997, the Company authorized 400,000 shares of its 12-3/4% Cumulative Exchangeable Preferred Stock (the "12-3/4% Cumulative Exchangeable Preferred Stock"), par value $.01 per share. In connection

                        GRANITE BROADCASTING CORPORATION
with the Company's acquisition of WDWB-TV, 150,000 shares of the 12-3/4% Cumulative Exchangeable Preferred Stock were issued in January 1997 at a price of $1,000 per share. Holders of the 12-3/4% Cumulative Exchangeable Preferred Stock are entitled to receive dividends at an annual rate of 12-3/4% per share payable semi-annually on April 1 and October 1 of each year. The Fourth Amended and Restated Credit Agreement allows for the payment of cash dividends on the 12-3/4% Cumulative Exchangeable Preferred Stock provided that the Company is in compliance with all covenants under the Fourth Amended and Restated Credit Agreement. The Company may elect to pay dividends prior to April 1, 2002 in additional shares of 12-3/4% Cumulative Exchangeable Preferred Stock. Dividends on the 12-3/4% Cumulative Exchangeable Preferred Stock are cumulative and accrue without interest, if unpaid.

         The 12-3/4% Cumulative Exchangeable Preferred Stock is entitled to a preference of $1,000 per share initially, plus accumulated and unpaid dividends in the event of liquidation or winding up of the Company ($215,376,900 liquidation value at December 31, 1999). The Company is required, subject to certain conditions, to redeem all of the 12-3/4% Cumulative Exchangeable Preferred Stock outstanding on April 1, 2009, at a redemption price equal to 100% of the then effective liquidation preference thereof, plus, without duplication, accumulated and unpaid dividends to the date of redemption.

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

NOTE 10 -- STOCKHOLDERS' EQUITY

   STOCK OPTION PLANS

         The Company has a stock option plan (the "Stock Option Plan") for officers and certain key employees. On January 8, 1999, the Stock Option Plan was amended to increase the shares of Common Stock (Nonvoting) subject to options available for grant to 4,000,000 from 3,000,000. On February 23, 1999, the Stock Option Plan was further amended to increase the shares of Common Stock (Nonvoting) subject to options available for grant from 4,000,000 to 6,000,000. Options may be granted under the Stock Option Plan at an exercise price (for tax-qualified incentive stock options) of not less than 100% of the fair market value of the Common Stock (Nonvoting) on the date the option is granted, or 110% of such fair market value for option recipients who hold 10% or more of the Company's voting stock. The exercise price for nonqualified stock options may be less than, equal to or greater than the fair market value of the Common Stock (Nonvoting) on the date the option is granted. At December 31, 1998 and 1999, options granted under the Stock Option Plan were outstanding for the purchase of 1,803,125 and 4,692,625 shares of Common stock (Nonvoting), respectively.

         On March 1, 1994, the Company adopted a Director Stock Option Plan (the "Director Option Plan") providing for the grant, from time to time, of nonqualified stock options to non-employee directors of the Company to purchase an aggregate of 300,000 shares of Common Stock (Nonvoting). On July 27, 1999, the Director Option Plan was amended to increase the shares of Common Stock (Nonvoting) subject to options available for grant from 300,000 to 1,000,000. As of December 31, 1998 and 1999, options granted under the Director Option Plan were outstanding for the purchase of 250,100 and 786,685 shares of Common Stock (Nonvoting), respectively. The options granted under the Director Option Plan serve as compensation for attendance at regularly scheduled board meetings and for service on certain committees of the Board of Directors.

         The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"). Accordingly, no compensation expense has been recognized for the stock option plans. For purposes of SFAS 123 pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period; therefore, the impact on pro forma net income

                        GRANITE BROADCASTING CORPORATION

(loss) in 1997, 1998 and 1999 may not be representative of the impact in future years. The Company's pro forma information for years ended December 31, follows:

                                                                    1997              1998              1999
                                                                  --------          --------          --------

         Pro forma net income (loss).........................    $(10,301,413)       $40,900,956     $45,661,497
         Pro forma net income (loss) per share:
           Basic.............................................          $(3.70)             $1.49           $1.32
           Diluted...........................................          $(3.70)             $1.08           $1.06



         The fair value for each option grant was estimated at the date of grant using a binomial option pricing model with the following weighted-average assumptions for the various grants made during 1997, 1998 and 1999: risk-free interest rate of 5.67% in 1997, 4.65% in 1998 and 5.93% in 1999; no dividend yield; expected volatility of 38% in 1997 and 1998, and 45% in 1999; and expected lives of three years in 1997, 1998 and four years in 1999.

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

                                                      1997                      1998                            1999
                                       ------------------------------   ----------------------------- ---------------------------
                                                     WEIGHTED-                           WEIGHTED-                    WEIGHTED-
                                                      AVERAGE                             AVERAGE                      AVERAGE
                                        OPTIONS      EXERCISE PRICE       OPTIONS      EXERCISE PRICE  OPTIONS     EXERCISE PRICE
                                        -------      --------------       ------       --------------  -------     --------------
Outstanding at beginning of year....  1,872,700       $10.22            2,336,850     $     9.98       2,053,225         8.51
Granted.............................    481,000         8.89              317,500          11.28       3,637,385         7.78
Exercised...........................    (12,350)        4.72              (20,125)          7.62         (31,800)        4.63
Forfeited...........................     (4,500)        9.75             (581,000)         15.97        (179,500)        6.95
                                       ---------                        ---------                      ---------
Outstanding at end of year..........   2,336,850        9.98            2,053,225           8.51       5,479,310         8.10
                                       =========                        =========                      =========
Exercisable at end of year..........   1,285,250        8.87            1,298,025           7.49       1,779,810         7.90
Weighted-average fair value of
  options granted during the year...      $2.84                        $     3.36                        $  2.87



                                      OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                                      WEIGHTED-AVERAGE                        --------------------------------
     RANGE OF                            REMAINING        WEIGHTED-AVERAGE                    WEIGHTED-AVERAGE
  EXERCISE PRICES     AT 12/31/99     CONTRACTUAL LIFE     EXERCISE PRICE     AT 12/31/99      EXERCISE PRICE
  ---------------     -----------     ----------------    ----------------    -----------     ----------------
      $3 - $5.25          445,825        4.39 years             $3.80            445,825            $3.80

   $6.13 - $6.88        1,701,400        9.07 years             $6.49            150,400            $6.67
      $7 - $9.75        1,395,885        8.16 years             $7.86            687,585            $8.06
    $10 - $12.44        1,936,200        7.86 years            $10.68            496,000           $11.74



   MANAGEMENT STOCK PLAN

         In April 1993, the Company adopted a Management Stock Plan providing for the grant from time to time of awards denominated in shares of Common Stock (Nonvoting) (the "Bonus Shares") to salaried executive employees of the Company. The Company has set aside a reserve of 1,000,000 shares of Common Stock (Nonvoting) for grant under the Management Stock Plan. Shares generally vest over a five-year period. As of December 31, 1999, the Company has allocated a total of 783,979 Bonus Shares pursuant to the Management Stock Plan, 607,062 of which had vested through December 31, 1999. For the years ended December 31, 1998 and 1999, 135,000 and 66,600 shares, respectively, were granted pursuant to the Management Stock Plan. The weighted-average grant-date fair value of those shares is $11.39 and $7.60, respectively.

                        GRANITE BROADCASTING CORPORATION

   NON-EMPLOYEE DIRECTORS' STOCK PLAN

         In April of 1997, the Company adopted a Non-Employee Directors' Stock Plan (the "Director Stock Plan"), providing an annual grant of the Company's Common Stock (Nonvoting) to each eligible non-employee director of a number of shares equal to $20,000 divided by the fair market value of the Common Stock (Nonvoting) on the date of grant. The Company has set aside a reserve of 100,000 shares of Common Stock (Nonvoting) for grant under the Director Stock Plan. Shares granted vest immediately. For the years ended December 31, 1998 and 1999, 12,586 and 27,297 shares, respectively, were granted pursuant to the Director Stock Plan with weighted-average grant date fair values of $11.13 and $6.23, respectively.

         The total number of common shares outstanding at December 31, 1999 assuming the exercise of all outstanding stock options is as follows:


         Class A Common Stock..............................................           178,500
         Common Stock (Nonvoting)..........................................        17,964,081
         Stock option plans................................................         5,479,310
                                                                                   ----------
                                                                                   23,621,891
                                                                                   ----------
                                                                                   ----------



NOTE 11 -- INCOME TAXES

         The Company files a consolidated federal income tax return for its entities which, as of January 1, 1999 included the operations of WKBW. For all periods presented, the Company provides for income taxes using a liability approach for financial accounting and reporting which results in the recognition and measurement of deferred tax assets based on the likelihood of realization of tax benefits in future years.

         The provision for income taxes for the years ended December 31 consists of the following:

                                                                        1997              1998           1999
                                                                     -----------       ----------     ----------
         Current taxes:
            Federal............................................... $       -           $ 958,000    $ 23,397,000
            State.................................................      422,000          731,000       2,111,000
                                                                        -------         --------       ---------
                                                                        422,000        1,689,000      25,508,000

         Deferred taxes:
            Federal...............................................      844,212        7,469,000       4,876,000
            State.................................................      350,000          142,000         933,000
                                                                       --------         --------         -------
                                                                      1,194,212        7,611,000       5,809,000
                                                                      ---------        ---------       ---------
         Provision for income taxes...............................   $1,616,212       $9,300,000     $31,317,000
                                                                     ==========       ==========     ===========



         The provision for income taxes for the years ended December 31, 1997 and 1998 is comprised of a non-cash provision for income taxes relating to the separate federal return of WKBW of $1,730,561 and $719,215, respectively.

                        GRANITE BROADCASTING CORPORATION

         Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the Company's deferred tax asset and liability as of December 31 are as follows:

                                                                                     DECEMBER 31,
                                                                              -----------------------------
                                                                                1998                 1999
                                                                              --------             --------
         Deferred tax liability:
         Deferred tax liability from excess carrying value
           of non-goodwill intangible assets over tax basis..........       $94,519,337         $88,674,743
         Depreciation................................................           756,021           2,406,638
         Other.......................................................           177,265             181,473
                                                                             ----------          ----------
         Total deferred  tax liability...............................        95,452,623          91,262,854
         Deferred  tax assets:
           Net operating loss carryforward...........................        16,185,619           7,144,939
           Alternative minimum tax credit............................           958,407                   -
                                                                             ----------          ----------

         Total deferred tax assets...................................        17,144,026           7,144,939

         Net deferred tax liability..................................       $78,308,597         $84,117,915
                                                                            ===========         ===========



         The difference between the U.S. federal statutory tax rate and the Company's effective tax rate for the years ended December 31 is as follows:

                                                                         1997             1998              1999
                                                                      ----------       ----------        ----------

         U.S. statutory rate.........................................    (35.0%)           35.0%            35.0%
         Nondeductible amortization.................................      35.5              1.9              1.8
         State and local taxes.......................................     35.1              1.1              2.6
         (Decrease) increase in valuation allowance..................     51.7            (19.2)               -
         Other (net).................................................        -                -               .5
                                                                         ---------       ---------          ----

         Effective tax rate.........................................      87.3%            18.8%            39.9%
                                                                          ====             ====             ====



         At December 31, 1999, the Company had a net operating loss carryforward for federal tax purposes of approximately $18,000,000 relating to WKBW, which may be subject to limitation under the Separate Return Limitation Rules of the Internal Revenue Code. These net operating losses will expire no sooner than December 31, 2002.

         In 1998, the Company released the valuation allowance as it was more likely than not that deferred tax assets would be realized in the future.

NOTE 12 -- DEFINED CONTRIBUTION PLAN

         The Company has a trusteed profit sharing and savings plan (the "Plan") covering substantially all of its employees. Contributions by the Company to the Plan are based on a percentage of the amount of employee contributions to the Plan and are made at the discretion of the Board of Directors. Company contributions, which are funded monthly, amounted to $718,000, $792,000 and $811,390 for the years ended December 31, 1997, 1998 and 1999, respectively.

                        GRANITE BROADCASTING CORPORATION

NOTE 13 -- RELATED PARTY

         In 1995, the Company loaned two of its officers an aggregate of $570,000 to pay certain personal taxes. The terms of the loans provide for an annual interest rate of 9% payable annually in April of each year, with all principal and remaining interest due on December 29, 2004.

         In 1996, the Company loaned one of its officers $886,875 to pay the exercise price incurred in connection with exercising options and $409,000 to pay related personal income taxes. The loans are term loans which provide for an annual interest rate of 8%, payable annually in April of each year, with all principal and remaining interest due on April 23 and December 31, 2001, respectively. The amount of the loan made in connection with exercising options is shown in the balance sheet at December 31, 1996 and 1997 as a reduction to stockholders' equity.

         In 1997, the Company loaned one of its officers $441,530 to pay certain personal taxes. The loan is a term loan which provides for an annual interest rate of 8%, payable annually on April 16 of each year with all principal and remaining interest due April 16, 2001.

         In 1998, the Company loaned one of its officers $825,000. The loan is a term loan which provides for an annual interest rate of 7.50%, payable annually on April 30 of each year with all principal and remaining interest due December 1, 2003.

NOTE 14 - SUBSEQUENT EVENT

         On February 14, 2000, the Company announced the formation of a strategic alliance (the "Strategic Alliance") with the National Broadcasting Company, Inc. ("NBC"). Pursuant to the Strategic Alliance, KNTV is to become the NBC affiliate in the San Francisco-Oakland-San Jose California DMA for a ten-year term commencing on January 1, 2002 (the "San Francisco Affiliation"). In connection with the affiliation switch to NBC, the Company intends to expand KNTV's coverage to include a greater percentage of the San Francisco-Oakland-San Jose DMA. The Company has received permission from the FCC to increase KNTV's signal coverage, and anticipates consummating such increase in May 2000. The Company is also seeking to reach all cable homes in the San Francisco-Oakland-San Jose DMA through expanded cable coverage.

         In addition, NBC is to extend the term of the Company's NBC affiliation agreements with KSEE, WEEK and KBJR until December 31, 2011. As part of such extension, NBC's affiliation payment obligations to Granite for such stations will terminate as of December 31, 2001.

         In consideration for the San Francisco Affiliation, the Company will pay NBC $362,000,000 in nine annual installments, with the initial payment in the amount of $61,000,000 being due January 1, 2002. In addition, Granite is to grant NBC a warrant to acquire 2.5 million shares of the Company's Common Stock (Nonvoting), par value $0.01 per share (the "Common Stock (Nonvoting)"), at an exercise price of $12.50 per share (the "A Warrant") and a warrant to purchase 2.0 million shares of Common Stock (Nonvoting) at an exercise price of $15.00 per share (The "B Warrant"). The A Warrant vests in full on December 31, 2000. The B Warrant vests in full on January 1, 2002, if the San Francisco Affiliation is in effect on that date. Each warrant, once vested, remains exercisable until December 31, 2011 and may be exercised for cash or surrender of a portion of a then exercisable Warrant. The aggregate number of shares issuable upon exercise of the warrants (assuming they are exercised for cash) would represent approximately 20.0% of the Common Stock (Nonvoting) as of December 31, 1999 after giving effect to their issuance. Granite has also agreed to pay $2,430,000 during 2001 in promotion expenses in connection with KNTV's affiliation switch to NBC.

                        GRANITE BROADCASTING CORPORATION

 NOTE 15 -- PRICE RANGE OF COMMON STOCK (NONVOTING) AND
            CUMULATIVE CONVERTIBLE EXCHANGEABLE PREFERRED STOCK (UNAUDITED)

         The Company's Common Stock (Nonvoting) is traded in the over-the-counter market and is quoted on the Nasdaq National Market under the symbol "GBTVK". The following table sets forth the closing market price ranges per share of Common Stock (Nonvoting) during 1998 and 1999, as reported by
Nasdaq:

         1998                                                                      HIGH              LOW
         ----                                                                      ----              ---
         First Quarter.....................................................      $12-1/4            $8-7/8
         Second Quarter....................................................       12-1/8            10-7/8
         Third Quarter.....................................................       13-1/2             5-3/4
         Fourth Quarter....................................................        6-7/8             4

         1999

         First Quarter.....................................................      $ 8-3/4            $6-1/8
         Second Quarter....................................................        8-1/8             6
         Third Quarter.....................................................       12-1/8             7-3/8
         Fourth Quarter....................................................       14-3/8             8-15/16



         As of March 1, 2000 the closing price per share for the Company's Common Stock (Nonvoting), as reported by Nasdaq was $8.125 per share.

         The Cumulative Convertible Exchangeable Preferred Stock was traded in the over-the-counter market and was quoted on the OTC Bulletin Board under the symbol "GBTVP". The following table sets forth the closing market price ranges per share of Cumulative Convertible Exchangeable Preferred Stock during 1998 and 1999:

         1998                                                                      HIGH              LOW
         ----                                                                      ----              ---
         First Quarter.....................................................       $62-5/8           $45
         Second Quarter....................................................        59-19/64          54
         Third Quarter.....................................................        66-1/2            30
         Fourth Quarter....................................................        34-11/16          20

         1999

         First Quarter.....................................................       $43-1/8           $29-1/4
         Second Quarter....................................................        39-1/2            34
         Third Quarter.....................................................        56                37-3/16



         As of September 10, 1999 all of the Company's Cumulative Convertible Exchangeable Preferred Stock was converted into Common Stock (Nonvoting).

                                   SCHEDULE II
                        GRANITE BROADCASTING CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS

                                          BALANCE AT     ACQUIRED          AMOUNT CHARGED                    BALANCE
       ALLOWANCE FOR                       BEGINNING    ALLOWANCE FOR        TO COSTS         AMOUNT         AT END
     DOUBTFUL ACCOUNTS                     OF YEAR    DOUBTFUL ACCOUNTS    AND EXPENSES    WRITTEN OFF(1)    OF YEAR
     -----------------                    ----------  -----------------    --------------  --------------    --------

For the year ended December 31, 1997.... $  391,910         134           $  396,829      $  380,583     $  408,290

For the year ended December 31, 1998....    408,290            -             466,945         450,945        424,290

For the year ended December 31, 1999....    424,290           -              492,648         486,578        430,360



--------
(1)        Net of recoveries.

ITEM 9.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth information concerning the executive officers and directors of the Company as of March 1, 2000:

         NAME                                          AGE                      POSITION
         ----                                          ---                      --------
W. Don Cornwell(1)...................................  52     Chairman of the Board, Chief Executive Officer
                                                                and Director
Stuart J. Beck(1)....................................  53     President, Secretary and Director
Robert E. Selwyn, Jr.................................  56     Chief Operating Officer and Director
Lawrence I. Wills....................................  39     Vice President-Finance and Controller
Ellen McClain........................................  35     Vice President-Corporate Development and
                                                                Treasurer
James L. Greenwald(2)................................  72     Director
Martin F. Beck.......................................  82     Director
Edward Dugger, III...................................  50     Director
Thomas R. Settle(1)(3)(4)............................  59     Director
Charles J. Hamilton, Jr.(2)(4).......................  52     Director
M. Fred Brown(2)...................................... 53     Director
Jon E. Barfield(3)(4)................................. 48     Director
Veronica Pollard(3)(5)................................ 54     Director



------------

(1)      Member of the Stock Option Committee.
(2)      Member of the Audit Committee.
(3)      Member of the Compensation Committee.
(4)      Member of the Management Stock Plan Committee.
(5)      Joined the Board on January 1, 2000.

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

         Mr. Wills has been Vice President-Finance and Controller of the Company since June 25, 1990. Prior to joining the Company, Mr. Wills was employed by Ernst & Young LLP from July 1982 to May 1990 in various capacities, the most recent of which was as audit manager responsible for managing and supervising audit engagements. Mr. Wills is a director of Junior Achievement of New York, Inc. Mr. Wills received a bachelors degree in Business Administration from Iona College in 1982.

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

         Mr. Martin Beck has been a member of the Board of Directors of the Company since December 1988. Mr. Beck has served as Chairman of Beck-Ross Communications, Inc., a New York-based group owner of FM radio stations, from June 1966 until April 1995, at which time he retired. Mr. Beck is a director of Site Shell Corporation. Mr. Beck has served as President of the New York State Broadcasters Association, the Long Island Broadcasters Association and the National Association of Broadcasters Radio Board. Mr. Beck received a Bachelor of Arts degree from Cornell University in 1938. Mr. Beck is the father of Stuart
J. Beck.

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

         Mr. Brown has been a member of the Board of Directors since April 1999. Mr. Brown founded and has been President of JetAir Capital, Inc., a San Francisco based company specializing in the trading and leasing of commercial jet aircraft and high-bypass jet engines and aircraft spare parts acquisition and sales, since 1993. Prior to founding JetAir, Mr. Brown was Senior Vice President and Managing Director of Marketing for Blenhiem Aviation from 1989-1993. Mr. Brown is a director of Dominican College and Jazz in the City. Mr. Brown received a Bachelor of Science degree from Middlebury College in 1969. He received a Juris Doctor degree and a Masters degree in Business Administration from the University of California at Berkeley in 1973.

         Mr. Barfield has been a member of the Board of Directors since April 1999. Mr. Barfield has been Chairman and Chief Executive Officer of The Bartech Group, a contract employment and staffing services firm specializing in the recruitment and placement of engineering, MIS and technical professionals, since 1995. In addition, Mr. Barfield served as President of The Bartech Group from 1981 to 1995. Prior to joining The Bartech Group, Mr. Barfield practiced corporate and securities law with the Chicago based law firm of Sidley and Austin from 1977 to 1981. Mr. Barfield is a director of National City Corporation, Tecumseh Products Company, Blue Cross Blue Shield of Michigan, Reading is Fundamental, Inc. and the Community Foundation for Southeastern Michigan. He is also a Charter Trustee of Princeton University and a Trustee of Henry Ford Museum and Greenfield Village. Mr. Barfield received a Bachelor of Arts degree from Princeton University in 1974 and received a Juris Doctor degree from Harvard Law School in 1977.

         Ms. Pollard has been a member of the Board of Directors since January 2000. Ms. Pollard has been Vice President-External Affairs for Toyota Motor North America, Inc. since 1998. Prior to joining Toyota Motor North America, Inc., Ms. Pollard was Vice President-Corporate Public Relations for ABC, Inc., a division of The Walt Disney Company from 1994 to 1998. Ms. Pollard is a director of the National YMCA of the USA and the Museum for African Art. Ms. Pollard received a Bachelor of Arts degree from Boston University in 1966 and a Masters degree from Columbia University Teachers College in 1968.

         All members of the Board of Directors hold office until the next annual meeting of shareholders of the Company or until their successors are duly elected and qualified. All officers are elected annually and serve at the discretion of the Board of Directors.

         Directors are separately reimbursed by the Company for their travel expenses incurred in attending Board or committee meetings and receive securities under each of the Company's Non-Employee Director Stock Plan and Director Option Plan (each as defined herein and collectively referred to as the "Director Plans").

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

         For fiscal year 1999, Mr. Brown did not report, on a timely basis, one transaction on one Form 4, and Mr. Greenwald did not report, on a timely basis two transactions on one Form 4. Also, Mr. Martin Beck did not report on a timely basis, one transaction on one Form 4 for fiscal year 1998. All of the reports referred to above have been filed.

         In addition, the following automatic grants of securities to directors under the Director Plans ("Director Grants") that were exempt from the profit recovery rules of Section 16(b) under the Securities Exchange Act of

1934, as amended, were inadvertently not timely reflected on Form 5. For fiscal year 1999, Mr. Barfield did not report, on a timely basis, three Director Grants on Form 5 and Mr. Brown did not report, on a timely basis, one Director Grant on Form 5. In addition, Messrs. Martin Beck, Hamilton and Settle did not report, on a timely basis, three Director Grants on Form 5 for fiscal year 1997 and one Director Grant on Form 5 for each of fiscal year 1998 and 1999, and Messrs. Dugger and Greenwald did not report, on a timely basis, three Director Grants on Form 5 for fiscal year 1997, one Director Grant on Form 5 for fiscal year 1998 and three Director Grants on Form 5 for fiscal year 1999. All of the reports referred to above have been filed.

ITEM 11.  EXECUTIVE COMPENSATION

         The following table sets forth the cash compensation paid by the Company to its Chief Executive Officer and each of its most highly compensated executive officers whose total cash compensation exceeded $100,000 for each of the three years in the period ended December 31, 1999:

                                            Summary Compensation Table

                                                                               LONG-TERM COMPENSATION
                                                    ANNUAL COMPENSATION               AWARDS
                                                    -------------------        ----------------------
                                                                                        SECURITIES
                                                                          RESTRICTED    UNDERLYING     ALL OTHER
          NAME AND                                                          STOCK        OPTIONS/     COMPENSATION
       PRINCIPAL POSITION        YEAR      SALARY ($)    BONUS ($)(1)       AWARDS       SARS (#)           ($)(2)
    ---------------------      --------   ------------  --------------    ----------    ----------   -------------

W. Don Cornwell                  1999       $550,000       $585,960           -         1,160,000        $5,000
Chief Executive                  1998        550,000        448,300           -           150,000         5,000
  Officer                        1997        500,000        448,300           -           166,000         4,750

Stuart J. Beck                   1999       $550,000       $419,760           -           962,000       $13,800
President                        1998        550,000        349,800           -           135,000         5,000
                                 1997        500,000        349,800           -           135,000         4,750

Robert E. Selwyn, Jr.            1999       $371,600        $90,500           -          150,000        $14,600
Chief Operating                  1998        362,000         72,000           -             -             5,000
  Officer                        1997        350,000         70,000           -             -             4,750

Lawrence I. Wills                1999       $140,500        $85,125           -           50,000         $5,000
Vice President -                 1998        136,500         35,000        6,000(3)         -             5,000
  Finance and Controller         1997        130,000         26,000           -             -             3,250

Ellen McClain                    1999       $140,500        $85,125           -           50,000         $4,063
Vice President - Corporate       1998        136,500         32,500        6,000(3)         -             5,000
  Development and                1997        130,000         26,000           -             -             3,250
 Treasurer



----------

(1) Represents bonuses for services rendered in 1997, 1998 and 1999 that were paid in the following year.

(2) The amounts shown in this column consist of a matching Company contribution under the Company's Employees' Profit Sharing and Savings (401(k)) Plan and, in 1999, an annual perquisite allowance for Messrs. Beck and Selwyn of $8,800 and $9,600, respectively.

(3) Represents the market value on the date of award of 1,000 Bonus Shares awarded under the Company's Management Stock Plan on December 31, 1998.

EMPLOYMENT AGREEMENTS AND COMPENSATION ARRANGEMENTS

         Mr. Cornwell and Mr. Stuart Beck each have an employment agreement with the Company. The agreements provide for a two year employment term which is automatically renewed for subsequent two year terms unless advance notice of nonrenewal is given (the current term under such agreements, which were renewed in 1999, expires September 19, 2001). The base salary determined by the Compensation Committee of the Board of Directors was $500,000 for 1997 and $550,000 for each of 1998 and 1999. The agreements stipulate that Mr. Cornwell and Mr. Beck will devote their full time and efforts to the Company and will not engage in any business activities outside the scope of their employment with the Company unless approved by a majority of the Company's independent directors. Under the agreements, Mr. Cornwell and Mr. Beck are permitted to exchange any or all of their shares of Voting Common Stock for shares of Common Stock (Nonvoting), provided that such exchange does not jeopardize the Company's status as a minority-controlled entity under FCC regulations and that, after such exchange is effected, there will continue to be shares of voting stock of the Company outstanding. In addition to the compensation set forth in the employment agreements, Mr. Cornwell and Mr. Beck are eligible to receive incentive bonus payments under the Company's incentive bonus plan and stock options under the Stock Option Plan. See "--Stock Option Plan" and "--Management Stock Plan."

         Mr. Selwyn has an employment agreement with the Company. The current employment term was extended to January 31, 2003. The annual base salary determined by the Compensation Committee of the Board of Directors was $350,000 for 1997, $362,000 for 1998 and $371,600 for 1999. The agreement stipulates that Mr. Selwyn will devote his full time and effort to the Company and will not engage in any business activities outside of the scope of his employment with the Company other than permitted thereunder. In addition to his base salary, Mr. Selwyn is eligible to receive shares of the Company's Common Stock (Nonvoting) under the Management Stock Plan, has been granted options to purchase shares of Common Stock (Nonvoting) under the Stock Option Plan and is eligible to participate in the Company's Employee Stock Purchase Plan. See "--Employee Stock Purchase Plan," "--Stock Option Plan" and "--Management Stock Plan."

         Under an employment arrangement with the Company, Mr. Wills is eligible to receive an annual cash bonus based upon the Company's financial performance during that year, such bonus to be determined by Messrs. Cornwell and Beck. Mr. Wills' 1999 base salary was fixed at $140,500.

         Under an employment arrangement with the Company, Ms. McClain is eligible to receive an annual cash bonus based upon the Company's financial performance during that year, such bonus to be determined by Messrs. Cornwell and Beck. Ms. McClain's 1999 base salary was fixed at $140,500.

401(k) PROFIT SHARING AND SAVINGS PLAN

         Effective January 1990, the Company adopted the Granite Broadcasting Corporation Employees' Profit Sharing and Savings (401(k)) Plan (the "401(k) Plan") for the purpose of providing retirement benefits for substantially all of its employees. Contributions to the 401(k) Plan are made by both the employee and the Company. The Company matches 50% of that part of an employee's deferred compensation which does not exceed 5% of such employee's salary. Company-matched contributions vest at a rate of 20% for each year of an employee's service to the Company. The plan was amended in 1999 to provide that all Company-matched contributions on behalf of employees of KEYE-TV fully vested upon the sale of KEYE-TV to CBS.

         A contribution to the 401(k) Plan of $811,390 was charged to expense for 1999.

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

STOCK OPTION PLAN

         In April 1990, the Company adopted a Stock Option Plan (the "Stock Option Plan") providing for the grant, from time to time, of Options to key employees, officers and directors of the Company or its affiliates (collectively, the "Participating Persons") to purchase shares of Common Stock (Nonvoting). The Stock Option Plan was amended on January 8, 1999 and February 23, 1999 to increase the number of shares of Common Stock (Nonvoting) subject to options available for grant under the plan to 4,000,000 and 6,000,000, respectively. As of March 1, 2000, options granted under the Stock Option Plan were outstanding for the purchase of 4,575,165 shares of Common Stock (Nonvoting).

         The Stock Option Plan provides for the grant of (i) Options intended to qualify as Incentive Stock Options ("ISOs") as defined in Section 422 of the Code, to certain key employees of the Company or its affiliates (including employees who are officers or directors, but excluding directors who are not employees) who have substantial responsibility in the direction and management of the Company or an affiliate ("Key Employees") and (ii) Options which do not qualify as ISOs ("NQSOs") to Key Employees and other officers and directors of the Company or its affiliates who have substantial responsibility in the direction and management of the Company or an affiliate. No Participating Person may be granted ISOs which, when first exercisable in any calendar year will permit such person to purchase stock of the Company having an aggregate fair market value (determined as of the time the ISO was granted) of more than $100,000.

         The Stock Option Plan is administered by a committee consisting of not less than three members of the Board of Directors appointed by the Board. The members of the Committee are Mr. Cornwell, Mr. Stuart J. Beck and Mr. Settle. Subject to the provisions of the Stock Option Plan, the committee is empowered to, among other things, grant Options under the Stock Option Plan; determine which employees may be granted Options under the Stock Option Plan, the type of Option granted (ISO or NQSO), the number of shares subject to each Option, the time or times at which Options may be granted and exercised and the exercise price thereof; construe and interpret the Stock Option Plan; determine the terms of any option agreement pursuant to which Options are granted (an "Option Agreement"), and amend any Option Agreement with the consent of the recipient of Options (the "Optionee"). Notwithstanding the foregoing, grants under the Stock Option Plan to officers of the Company and holders of 10% or more of the Voting Common Stock are made by the disinterested members of the Board of Directors of the Company. The Board of Directors may amend or terminate the Stock Option Plan at any time, except that approval of the holders of a majority of the outstanding Voting Common Stock of the Company is required for amendments which decrease the minimum option price for ISOs, extend the term of the Stock Option Plan beyond 10 years or the maximum term of the Options granted beyond 10 years, withdraw the administration of the Stock Option Plan from the committee, change the class of eligible employees, officers or directors or increase the aggregate number of shares which may be issued pursuant to the provisions of the Stock Option Plan. Notwithstanding the foregoing, the Board of Directors may, without the need for shareholder approval, amend the Stock Option Plan in any respect to qualify ISOs as Incentive Stock Options under Section 422 of the Code.

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

         The Stock Option Committee may provide, at or subsequent to the date of grant of any Option, that in the event the Optionee pays the exercise price for the Option by tendering shares of Common Stock (Nonvoting) previously owned by the Optionee, the Optionee will automatically be granted a "reload option" for the number of shares of Common Stock (Nonvoting) used to pay the exercise price plus the number of shares withheld to pay for taxes associated with the Option exercise (a "Reload Option"). On October 26, 1999, the Board of Directors granted to each officer of the Company on that date the right to receive a Reload Option with respect to all NQSO's granted to such officer prior to October 26, 1999 in the event the officer pays the exercise price for any such NQSO by tendering shares of Common Stock (Nonvoting). The Reload Option has an exercise price equal to the fair market value of the Common Stock (Nonvoting) on the date of grant of the Reload Option and remains exercisable for the remainder of the term of the NQSO to which it relates.

         Unless sooner terminated by the Board of Directors, the Stock Option Plan will terminate on April 1, 2000, 10 years after its effective date. Unless otherwise specifically provided in an Optionee's Option Agreement and except in the case of Reload Options as discussed above, each Option granted under the Stock Option Plan expires no later than 10 years after the date such Option is granted (5 years for ISO's granted to 10% Holders). Options may be exercised only during the period that the original Optionee has a relationship with the Company which confers eligibility to be granted Options and (i) for a period of 30 days after termination of such relationship, (ii) for a period of 3 months after retirement by the Optionee with the consent of the Company, or (iii) for a period of 12 months after the death or disability of the Optionee.

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

         As of March 1, 2000, the Company has allocated a total of 783,979 Bonus Shares pursuant to the Management Stock Plan, of which 607,062 had vested through March 1, 2000. Each allocation provides for the vesting of a percentage of the award on each December 31 after the date of the allocation.

DIRECTOR STOCK OPTION PLAN

         On March 1, 1994, the Company adopted a Director Stock Option Plan (the "Director Option Plan") providing for the grant, from time to time, of Options to non-employee directors of the Company ("Director Participants") to purchase Common Stock (Nonvoting). On July 27, 1999, the Company increased the number of shares of Common Stock (Nonvoting) allocated for grant under the Director Option Plan to 1,000,000 from 300,000. As of March 1, 2000, Options granted under the Director Option Plan were outstanding for the purchase of 859,860 shares of Common Stock (Nonvoting).

         The Director Option Plan provides for the grant of NQSOs to Director Participants. On February 25, 1997, all non-employee directors automatically received an option to purchase 18,000 shares of Common Stock (Nonvoting) as compensation for attendance at regular quarterly meetings during the three year period beginning on such date in lieu of cash compensation. On April 27, 1999, the Director Option Plan was amended to provide that all Director Participants automatically receive on April 27, 1999 (and on each five year anniversary thereafter) an option to purchase 62,500 shares of Common Stock (Nonvoting) as compensation for attendance at regular quarterly meetings during the five year period beginning on February 25, 2000 (or each five year anniversary thereof, as the case may be) in lieu of cash compensation. Non-employee directors elected or appointed during the course of a three year or five year option period receive Options, in lieu of a cash compensation, for the remaining portion of such option period. In addition, under the Director Option Plan, non-employee directors receive automatic committee awards for certain committees of the Board of Directors on which they serve.

         Between February 25, 1997 and April 26, 1999, Options to purchase 1,500 shares of Common Stock (Nonvoting) became exercisable on the date of attendance in person of a Director Participant at each regular quarterly meeting of the Board of Directors. Options to purchase 500 shares of Common Stock (Nonvoting) became exercisable if such Director Participant attended the meeting by telephonic means. Since April 27, 1999, Options to purchase 3,125 shares of Common Stock (Nonvoting) become exercisable on the date of attendance, in person or by telephonic means, of a Director Participant at each regular quarterly meetings of the Board of Directors. Between February 25, 1997 and February 24, 2000, Options to purchase 1,500 shares of Common Stock (Nonvoting) became exercisable on the date of attendance in person at each regularly scheduled meeting of the Audit Committee and the Compensation Committee of any Director Participant who is a member of such committees. Since February 25, 2000, Options to purchase 625 shares of Common Stock (Nonvoting) (875 in the case of Committee chairs) become exercisable upon the date of attendance, in person or by telephonic means, at each regular meeting of the Audit Committee and the Compensation Committee of any Director Participant who is a member of such committees. The exercise price per share of all Options is the fair market value on the date of grant.

         The Board of Directors may provide, at or subsequent to the date of grant of any Option, that in the event the Director Participant pays the exercise price for the Option by tendering shares of Common Stock (Nonvoting) previously owned by the Director Participant, the Director Participant will automatically be granted a "reload option" for the number of shares of Common Stock (Nonvoting) used to pay the exercise price plus the number of shares withheld to pay for taxes associated with the Option exercise (a "Reload Option"). On October 26, 1999, the Board of Directors granted to each Director Participant on that date the right to receive a Reload Option with respect to all Options granted prior to October 26, 1999 in the event the director pays the exercise price for any such Options by tendering shares of Common Stock (Nonvoting). The Reload Option has an exercise price equal to the fair market value of the Common Stock (Nonvoting) on the date of grant of the Reload Option and remains exercisable for the remainder of the term of the Option to which it relates.

         Unless otherwise specifically provided in a Director Participant's Option Agreement and except in the case of Reload Options as described above, each Option granted under the Director Option Plan expires no later than 10 years after the date the Option is granted. Options may be exercised only during the period that the original optionee is a non-employee director and (i) for a period of 6 months after the death or disability of the Director Participant or
(ii) for a period of 2 years after termination of the Director Participant's directorship for any other reason.

NON-EMPLOYEE DIRECTORS STOCK PLAN

         On April 29, 1997, the Company adopted a Non-Employee Directors Stock Plan (the "Non-Employee Directors Stock Plan") for the purpose of providing a means to attract and retain highly qualified persons to serve as non-employee directors of the Company and to enable such persons to acquire or increase a proprietary interest in the Company. The Non-Employee Directors Stock Plan provides that on April 29, 1997 and 1998, and on January 1st of each subsequent calendar year during the term of the Non-Employee Directors Stock Plan, non-employee directors of the Company ("Directors Stock Plan Participants") shall receive a number of shares of Common Stock (Nonvoting) equal to $20,000 divided by the fair market value per share on the date of grant. If a person first becomes a non-employee director after January 1st of any calendar year, such person receives a pro rated grant, based on the number of regular board meetings scheduled from the date of his or her commencement of service as a director until December 31 of that year. The number of shares of Common Stock (Nonvoting) available for issuance under the Non-Employee Directors Stock Plan is 100,000. Each Directors Stock Plan Participant may elect to defer the payment of shares of Common Stock (Nonvoting) by filing an irrevocable written election with the Secretary of the Company.

         The Non-Employee Directors Stock Plan, unless earlier terminated by action of the Board of Directors, will terminate at such time as no shares remain available for issuance under the Non-Employee Directors Stock Plan and the Company and the Directors Stock Plan Participants have no further rights or obligations under the Non-Employee Directors Stock Plan.

         As of March 1, 2000, 68,433 shares had been granted under the Non-Employee Directors Stock Plan.

         The following table sets forth information with respect to Options granted to the executive officers of the Company during 1999.

                                        Option/SAR Grants in Last Fiscal Year

                                                                                     POTENTIAL REALIZABLE VALUE
                                                                                     AT ASSUMED ANNUAL RATES OF
                                                                                      STOCK PRICE APPRECIATION
                                      INDIVIDUAL GRANTS                                      FOR OPTION TERM
                       -----------------------------------------------------------   --------------------------
                                         % OF TOTAL
                                        OPTIONS/SARS
                                         GRANTED TO     EXERCISE OR
                       OPTIONS/SARS     EMPLOYEES IN     BASE PRICE     EXPIRATION
          NAME          GRANTED (#)     FISCAL YEAR     ($ PER SHARE)       DATE        5%($)        10% ($)
----------------------  ----------       ----------    -------------   ------------   --------     ----------

W. Don Cornwell        136,000(1)             4.4%          $6.875       1/08/2009     $588,016       $1,490,149
                        14,000(2)             0.5%           7.560       1/08/2004       29,242           64,616
                       400,000(3)            13.1%           6.125       2/23/2009    1,540,792        3,904,669
                       610,000(4)            19.9%          10.000       2/23/2009    3,836,257        9,721,829

Stuart J. Beck         121,000(5)             4.0%           6.875       1/08/2009      523,162        1,325,795
                        14,000(2)             0.5%           7.560       1/08/2004       29,242           64,616
                       327,000(6)            10.7%           6.125       2/23/2009    1,259,597        3,192,067
                       500,000(4)            16.3%          10.000       2/23/2009    3,144,473        7,968,712

Robert E. Selwyn       150,000(7)             4.9%           6.875       1/08/2009      648,548        1,643,547

Lawrence I. Wills       50,000(8)             1.6%           6.875       1/08/2009      216,183          547,849

Ellen McClain           50,000(8)             1.6%           6.875       1/08/2009      216,183          547,849



--------

(1) 30,000 Options vest on each of January 8, 2000, 2001, 2002 and 2003 and 16,000 Options vest on January 8, 2004.
(2)      Options vest on January 8, 2004.
(3) 160,000 Options vest on February 23, 2000; 120,000 Options vest on February 23, 2001; 80,000 Options vest on February 23, 2002 and 40,000 Options vest on February 23, 2004.
(4) 50% vest at the time the closing stock price of the Common Stock (Nonvoting) averages $15.00 or more for ten consecutive business days and 50% vest when the closing stock price averages $20.00 or more for ten consecutive business days.
(5) 27,000 Options vest on each January 8, 2000, 2001, 2002 and 2003 and 13,000 on January 8, 2004.

(6) 130,800 Options vest on February 23, 2000; 98,100 Options vest on February 23, 2001; 65,400 Options vest on February 23, 2002 and 32,700 Options vest on February 23, 2004.
(7)      50,000 Options vest on each of December 31, 2000, 2001 and 2002.
(8)      12,500 Options vest on each of December 31, 1999, 2000, 2001 and 2002.


         The following table sets forth, as of December 31, 1999, the number of options and the value of unexercised options held by the Company's executive officers who held options as of that date, and the options exercised and the consideration received therefor by such persons during fiscal 1999.

                         Aggregated Option/SAR Exercises
                             In Last Fiscal Year And
                            FY-End Option/SAR Values

                                                                             NUMBER OF
                                                                       SECURITIES UNDERLYING       VALUE OF UNEXERCISED
                                                                        UNEXERCISED OPTIONS        IN-THE-MONEY OPTIONS
                                                                         AT DECEMBER 31, 1999    AT DECEMBER 31, 1999 ($)
                             SHARES ACQUIRED            VALUE          ----------------------    ------------------------
          NAME               ON EXERCISE (#)         REALIZED ($)    EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
------------------------  ---------------------      ------------    -------------------------   ------------------------
W. Don Cornwell                     -                     -              547,500/1,379,500      $1,522,413/2,292,873

Stuart J. Beck                      -                     -              613,500/1,151,000      2,179,125/1,912,723

Robert E. Selwyn, Jr.               -                     -               142,000/158,000            -/487,500

Lawrence I. Wills                   -                     -                16,250/37,500           58,906/121,875

Ellen McClain                       -                     -                12,500/37,500           40,625/121,875



COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During 1999, Thomas R. Settle, Charles J. Hamilton, Jr. and Jon E. Barfield served as members of the Compensation Committee of the Board of Directors of the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information, as of March 1, 2000, regarding beneficial ownership of (i) the Company's Voting Common Stock by each shareholder who is known by the Company to own beneficially more than 5% of the outstanding Voting Common Stock, each director, each executive officer and all directors and officers as a group, and (ii) beneficial ownership of the Company's Common Stock (Nonvoting) (assuming exercise of all options for the purchase of Common Stock (Nonvoting), which exercise is at the option of the holder within sixty (60) days), by each director, each executive officer and all directors and officers as a group. The Company also has 153,241 shares of its 12 3/4% Cumulative Exchangeable Preferred Stock outstanding, none of which are owned by any officers or directors of the Company. Except as set forth in the footnotes to the table, each shareholder listed below has informed the Company that such shareholder has (i) sole voting and investment power with respect to such shareholder's shares of stock, except to the extent that authority is shared by spouses under applicable law and (ii) record and beneficial ownership with respect to such shareholder's shares of stock.

                                               VOTING COMMON STOCK                  COMMON STOCK (NONVOTING)
                                             --------------------------             ----------------------------
                                                     SHARES                                  SHARES
                                                 BENEFICIALLY OWNED                        BENEFICIALLY OWNED
                                             --------------------------             ----------------------------
                                             NUMBER             PERCENT             NUMBER           PERCENT (1)
                                             ------             -------             ------           -----------

W. Don Cornwell..................            98,250               55.0%          1,176,500 (2)             6.2%
Stuart J. Beck...................            80,250               45.0%          1,059,862 (3)             5.6%
Robert E. Selwyn, Jr. ...........                                                  227,342 (4)             1.2%
Lawrence I. Wills................                                                   34,589 (5)                *
Ellen McClain....................                                                   22,425 (6)                *
Martin F. Beck...................                                                  135,808 (7)                *
James J. Greenwald...............                                                  145,546 (8)                *
Edward Dugger III................                                                   33,994 (9)                *
Thomas R. Settle.................                                                  120,181 (10)               *
Charles J. Hamilton, Jr. ........                                                   66,444 (11)               *
M. Fred Brown....................                                                   23,783 (12)               *
Jon E. Barfield..................                                                   17,083 (13)               *
Veronica Pollard.................                                                    6,100 (14)               *
All directors and officers
    as a group(13) ..............           178,500              100.0%          3,069,657                15.3%



-----

* Less than 1%.

(1) Percentage figures assume the exercise of options for the purchase of Common Stock (Nonvoting) held by such shareholder, which exercise is at the option of the holder within sixty (60) days.

(2) Includes 812,800 shares issuable upon exercise of options granted to Mr. Cornwell under the Stock Option Plan which are exercisable at the option of the holder within sixty (60) days and a total of 4,900 shares held by Mr. Cornwell's immediate family. Mr. Cornwell disclaims beneficial ownership with respect to such 4,900 shares. The business address of Mr. Cornwell is Granite Broadcasting Corporation, 767 Third Avenue, 34th Floor, New York, New York, 10017.

(3) Includes 696,940 shares issuable upon exercise of options granted to Stuart J. Beck under the Stock Option Plan which are exercisable at the option of the holder within sixty (60) days and a total of 8,000 shares held in trust for Mr. Beck's children. Mr. Beck disclaims beneficial ownership with respect to such 8,000 shares. The business address of Mr. Stuart Beck is Granite Broadcasting Corporation, 767 Third Avenue, 34th Floor, New York, New York, 10017.

(4) Includes 150,000 shares issuable upon exercise of options granted to Mr. Selwyn under the Stock Option Plan which are exercisable at the option of the holder within sixty (60) days.

(5) Includes 16,250 shares issuable upon the exercise of options granted to Mr. Wills under the Stock Option Plan which are exercisable at the option of the holder within sixty (60) days.

(6) Includes 12,500 shares issuable upon exercise of options granted to Ms. McClain under the Directors' Stock Option Plan which are exercisable at the option of the holder within sixty (60) days.

(7) Includes 8,250 shares held by Mr. Beck's wife, 29,264 shares held by the Martin F. Beck Family Foundation and 31,100 shares issuable upon exercise of options granted to Mr. Beck under the Directors' Stock Option Plan which are exercisable at the option of the holder within sixty (60) days. Mr. Beck disclaims beneficial ownership with respect to shares held by his spouse and by the Martin F. Beck Family Foundation.

(8) Includes 55,525 shares issuable upon exercise of options granted to Mr. Greenwald under the Directors' Stock Option Plan which are exercisable at the option of the holder within sixty (60) days.

(9) Includes 24,500 shares issuable upon exercise of options granted to Mr. Dugger under the Directors' Stock Option Plan which are exercisable at the option of the holder within sixty (60) days.

(10) Includes 3,000 shares held by Mr. Settle's wife as custodian for his children and 51,235 shares issuable upon exercise of options granted to Mr. Settle under the Directors' Stock Option Plan which are exercisable at the option of the holder within sixty (60) days. Mr. Settle disclaims beneficial ownership with respect to the shares held by his spouse as custodian for his children.

(11) Includes 56,700 shares issuable upon exercise of options granted to Mr. Hamilton under the Directors' Stock Option Plan, which are exercisable at the option of the holder within sixty (60) days.

(12) Includes 200 shares held by Mr. Brown's children and 14,625 shares issuable upon exercise of options granted to Mr. Brown under the Directors' Stock Option Plan which are exercisable at the option of the holder within sixty (60) days.

(13) Includes 13,125 shares issuable upon exercise of options granted to Mr. Barfield under the Directors' Stock Option Plan which are exercisable at the option of the holder within sixty (60) days.

(14) Includes 3,125 shares issuable upon exercise of options granted to Ms. Pollard under the Directors' Stock Option Plan which are exercisable at the option of the holder within sixty (60) days.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In 1995, the Company made a loan to Mr. Cornwell, Chief Executive Officer and Chairman of the Board of Directors, in the amount of $348,660 and a loan to Mr. Stuart Beck, President and a member of the Board of Directors, in the amount of $221,200 to pay for certain personal taxes. Both loans are term loans providing for an annual interest rate of 9%, payable annually on April 30 of each year, with all principal and remaining interest due on December 29, 2004. As of March 1, 2000, the amount outstanding on such loans, including accrued interest, to Messrs. Cornwell and Beck was $387,189 and $245,643, respectively. During 1999, the largest amount outstanding on such loans, including accrued interest, to Messrs. Cornwell and Beck was $390,499 and $247,744, respectively.

         In April 1996, the Company made a loan to Mr. Cornwell in the amount of $886,875 to pay the exercise price incurred in connection with exercising options. In December 1996, the Company made a loan to Mr. Cornwell in the amount of $409,000 to pay certain personal taxes in connection with the exercise of such options. Each loan is a term loan which provides for an annual interest rate of 8%, payable annually, with all principal and remaining interest due on April 23 and December 31, 2001, respectively. In April 1997, the Company made a loan to Mr. Cornwell in the amount of $441,530 to pay certain personal taxes. The loan is a term loan which provides for an annual interest rate of 8%, payable annually, with all principal and remaining interest due on April 16, 2002. In December 1998, the Company made a loan to Mr. Cornwell in the amount of $825,000. The loan is a term loan which provides for an annual interest rate of 7.50%, payable annually, with all principal and remaining interest due on December 1, 2003. As of March 1, 2000 (i) the amount outstanding under the April 1996 loan, including accrued interest, was $973,986, (ii) the amount outstanding under the December 1996 loan, including accrued interest, was $449,173, (iii) the amount outstanding under the April 1997 loan, including accrued interest, was $484,898, and (iv) the amount outstanding under the December 1998 loan, including accrued interest was $900,969. During 1999, the largest amount outstanding, including accrued interest (i) on the April 1996 loan was $981,475,
(ii) on the December 1996 loan was $452,627, (iii) on the April 1997 loan was $488,627, and (iv) on the December 1998 loan was $907,500.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

             (a)1  Financial Statements

                     GRANITE BROADCASTING CORPORATION

                       Report of Independent Auditors

                       Consolidated Statements of Operations for the Years
                         Ended December 31, 1997, 1998 and 1999

                       Consolidated Balance Sheets as of
                         December 31, 1998 and 1999
                       Consolidated Statements of Stockholders' Equity (Deficit)
                         for the Years Ended December 31, 1997, 1998 and 1999
                       Consolidated Statements of Cash Flows for the Years
                         Ended December 31, 1997, 1998 and 1999
                       Notes to Consolidated Financial Statements

             (a)2  Financial Statement Schedule

                       Schedule II -- Granite Broadcasting Corporation:
                         Valuation and Qualifying Accounts

             (a)3  Exhibits


         3.1(e)/ Third Amended and Restated Certificate of Incorporation of the Company, as amended.

         3.2(e)/ Amended and Restated Bylaws of the Company, as amended as of February 20, 1996.

         3.3(h)/ Certificate of Designations of the Powers, Preferences and Relative, Participating, Optional and Other Special
                         Rights of the Company's 12 3/4%, Cumulative
                         ExchangeablE Preferred Stock and Qualifications,
                         Limitations and Restrictions Thereof.

         3.4(t)/ May 11, 1998 Amendment to Amended and Restated Bylaws of the Company.

         4.30(2)/        Form of Indenture relating to the Company's Junior
                         Subordinated Convertible Debentures issuable upon the exchange of the Company's Cumulative Convertible
                         Exchangeable Preferred Stock.

         4.31(2)/        Form of Junior Subordinated Convertible Debenture.

         4.35(g)/ Fourth Amended and Restated Credit Agreement, dated as of June 10, 1998, among Granite Broadcasting
                         Corporation, as Borrower, the Lenders listed therein, Bankers Trust Company, as Administrative Agent, The
                         Bank of New York, as Documentation Agent, and Goldman
                         Sachs Credit Partners L.P., Union Bank of California,
                         N.A. and ABN AMRO Bank N.V., as Co-Agents.

         4.37(3)/        Indenture, dated as of May 19, 1995, between Granite
                         Broadcasting Corporation and United States Trust
                         Company of New York for the Company's $175,000,000
                         Principal Amount 10-3/8% Senior Subordinated Notes due
                         May 15, 2005.

         4.38(4)/        Form of 10-3/8% Senior Subordinated Note due
                         May 15, 2005.



         4.41(e)/        Indenture, dated as of February 22, 1996, between
                         Granite Broadcasting Corporation and The Bank of New
                         York relating to the Company's $110,000,000 Principal
                         Amount 9-3/8% Series A Senior Subordinated Notes due
                         December 1, 2005.

         4.42(e)/        Form of 9-3/8% Series A Senior Subordinated Note due
                         December 1, 2005.

         4.43(h)/        Exchange and Registration Rights Agreement, dated as of
                         January 31, 1997, by and between Granite Broadcasting
                         Corporation and Goldman, Sachs & Co., BT Securities
                         Corporation, Lazard Freres & Co. LLC and Salomon
                         Brothers Inc.

         4.44(h)         Indenture, dated as of January 31, 1997, between
                         Granite Broadcasting Corporation and The Bank of New
                         York for the Company's 12 3/4% Series A Exchange
                         Debentures and 12 3/4% Exchange Debentures due April 1,
                         2009.

         4.45(h)/        Form of 12 3/4% Exchange Debenture due April 1, 2009
                        (included in the Indenture filed as Exhibit 4.44).

         4.49(p)/ Indenture dated as of May 11, 1998, between the Company and The Bank of New York, as Trustee, relating to the Company's 8-7/8% Senior Subordinated Notes due May 15,
                         2008 (including form of note).

         4.50(q)/ Exchange and Registration Rights Agreement dated as of May 11, 1998, between Granite Broadcasting
                         Corporation and Goldman, Sachs & Co., Bear Stearns &
                         Co. Inc. and Salomon Brothers Inc.

         10.1 Granite Broadcasting Corporation Stock Option Plan, as amended through October 26, 1999.

         10.9(4)/        Network Affiliation Agreement (KBJR-TV).

         10.10(4)/       Network Affiliation Agreement (WEEK-TV).

         10.11(e)/       Network Affiliation Agreement (KNTV(TV)).

         10.12(e)/       Network Affiliation Agreement (WPTA-TV).

         10.13(1)/       Employment  Agreement  dated  as  of  September  20,
                         1991  between  Granite  Broadcasting Corporation and W.
                         Don Cornwell.

         10.14(1)/       Employment  Agreement  dated  as  of  September  20,
                         1991  between  Granite  Broadcasting Corporation and
                         Stuart J. Beck.

         10.15(p)/       Granite  Broadcasting  Corporation  Management  Stock
                         Plan,  as amended  through April 28, 1998.

         10.19           Granite Broadcasting  Corporation  Directors' Stock
                         Option Plan, as amended on October 26, 1999.

         10.20(3)/       Network Affiliation Agreement (WTVH-TV).

         10.21(4)/       Network Affiliation Agreement (KSEE-TV).

         10.24(3)/       Network Affiliation Agreement (KEYE-TV).

         10.25(c)/       Granite Broadcasting Corporation Employee Stock
                         Purchase Plan, dated February 28, 1995.




         10.28(d)/       Network Affiliation Agreement (WKBW).

         10.30(h)/       Employment Agreement dated as of September 19,
                         1996 between Granite Broadcasting Corporation and
                         Robert E. Selwyn, Jr.

         10.31           Non-Employee Directors Stock Plan of Granite
                         Broadcasting Corporation, as amended through April
                         26, 1999.

         10.32(i)/       Stock Purchase Agreement, dated as of October 3, 1997,
                         by and among Granite Broadcasting Corporation, Pacific
                         FM Incorporated, James J. Gabbert and Michael P.
                         Lincoln.

         10.33(j)/       Purchase and Sale Agreement, dated as of February 18,
                         1998, among Granite Broadcasting Corporation, Freedom
                         Communications, Inc., WWMT-TV, Inc., WLAJ, Inc. and
                         WWMT License, Inc.

         10.34(m)/       First Amendment to Purchase and Sale Agreement, dated
                         as of July 20, 1998 among Granite Broadcasting
                         Corporation, Pacific FM Incorporated, James J. Gabbert
                         and Michael P. Lincoln.

         10.35(r)/       Purchase and Sale Agreement, dated as of July 15, 1998,
                         among Granite Broadcasting Corporation, WLAJ, Inc.,
                         WLAJ License, Inc., WWMT-TV, Inc. and WWMT-TV License,
                         Inc.

         10.36(n)/       Stock Purchase Agreement, dated as of June 26, 1998,
                         between Granite Broadcasting Corporation and The
                         Michael Lincoln Charitable Remainder Unitrust.

         10.37(o)/       Stock Purchase Agreement, dated as of June 26, 1998,
                         between Granite Broadcasting Corporation and The James
                         J. Gabbert Charitable Remainder Unitrust.

         10.38(t)/       Extension  Letter,  dated February 28, 1999 between
                         Granite Broadcasting Corporation and Robert E. Selwyn,
                         Jr. extending the term of Mr. Selwyn's Employment
                         Agreement to January 31, 2003.

         10.39(t)/       First Amendment, dated as of March 23, 1999, to the
                         Fourth Amended and Restated Credit Agreement, dated as
                         of June 10, 1998, by and among Granite Broadcasting
                         Corporation, the Lenders listed therein and Bankers
                         Trust Company, as Administrative Agent.

         10.40(s)/       Limited Waiver, dated August 31, 1999, to the Fourth
                         Amended and Restated Credit Agreement, dated as of June
                         10, 1998, as amended, by and among Granite Broadcasting
                         Corporation, the Lenders listed therein, and Bankers
                         Trust Company, as Administrative Agent, The Bank of New
                         York, as Documentation Agent, and Goldman Sachs Credit
                         Partners L.P., Union Bank of California, N.A., and ABN
                         Amro Bank N.V., as Co-Agents.

         10.41(s)/       Amendment, dated July 26, 1999, to the Network
                         Affiliation Agreement (KNTV(TV)).

         10.42(u)/       Purchase and Sale Agreement, dated as of April 28,
                         1999, among CBS Corporation, Granite Broadcasting
                         Corporation, KBVO, Inc. and KBVO License, Inc.

         10.43 Form of Second Amendment, dated February 16, 2000, to the Fourth Amended and Restated Credit Agreement, dated as of June 10, 1998, as amended, by and among Granite
                         Broadcasting Corporation, the Lenders listed therein, and Bankers Trust Company, as



                         Administrative Agent, The Bank of New York, as
                         Documentation Agent, and Goldman Sachs Credit Partners
                         L.P., Union Bank of California, N.A., and ABN Amro Bank
                         N.V., as Co-Agents.

         10.44           Form of Third Amendment, dated March 17, 2000, to the
                         Fourth Amended and Restated Credit Agreement, dated as of June 10, 1998, as amended, by and among Granite
                         Broadcasting Corporation, the Lenders listed therein, and Bankers Trust Company, as Administrative Agent, The
                         Bank of New York, as Documentation Agent, and Goldman
                         Sachs Credit Partners L.P., Union Bank of California,
                         N.A., and ABN Amro Bank N.V., as Co-Agents.

         10.45           Asset Purchase  Agreement,  dated as of November 12,
                         1999, between Caroline K. Powley and Granite
                         Broadcasting Corporation as amended.

         21.             Subsidiaries of the Company.

         23.             Consent of Independent Auditors (Ernst & Young LLP).

         27.             Financial Data Schedule.



----------


(1)/ Incorporated by reference to the similarly numbered exhibits to the Company's Registration Statement No.
                         33-43770 filed on November 5, 1991.

(2)/ Incorporated by reference to the similarly numbered exhibits to Amendment No. 2 to Registration Statement
                         No. 33-71172 filed December 16, 1993.

(3)/ Incorporated by reference to the similarly numbered exhibits to the Company's Registration Statement No.
                         33-94862 filed on July 21, 1995.

(4)/ Incorporated by reference to the similarly numbered exhibits to Amendment No. 2 to Registration Statement
                         No. 33-94862 filed on October 6, 1995.

(c)/ Incorporated by reference to the similarly numbered exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, filed on March
                         29, 1995.

(d)/ Incorporated by reference to the similarly numbered exhibit to the Company's Current Report on Form 8-K filed on July 14, 1995.

(e)/ Incorporated by reference to the similarly numbered exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, filed on March
                         28, 1996.

(f)/ Incorporated by reference to the similarly numbered exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, as filed on August
                         13, 1996.

(g)/ Incorporated by reference to the similarly numbered exhibit to the Company's Current Report on Form 8-K, filed on July 1, 1998.

(h)/ Incorporated by reference to the similarly numbered exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed on March
                         21, 1997.



(i)/ Incorporated by reference to Exhibit Number 1 to the Company's Current Report on Form 8-K, filed on October
                         17, 1997.

(j)/ Incorporated by reference to Exhibit Number 1 to the Company's Current Report on Form 8-K, filed on March 2,
                         1998.

(m)/ Incorporated by reference to Exhibit Number 2.5 to the Company's Current Report on Form 8-K, filed on August
                         13, 1998.

(n)/ Incorporated by reference to Exhibit Number 2.3 to the Company's Current Report on Form 8-K, filed on July 1,
                         1998.

(o)/ Incorporated by reference to Exhibit Number 2.4 to the Company's Current Report on Form 8-K, filed on July 1,
                         1998.

(p)/ Incorporated by reference to the similarly numbered exhibit to the Company's Registration Statement No.
                         333-56327 filed on June 8, 1998.

(q)/ Incorporated by reference to Exhibit Number 99.3 to the Company's Registration Statement No. 333-56327 filed on
                         June 8, 1998.

(r)/ Incorporated by reference to Exhibit Number 2.6 to the Company's Current Report on Form 8-K, filed on August
                         13, 1998.

(s)/ Incorporated by reference to the similarly numbered exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed on November 15, 1999.

(t)/ Incorporated by reference to the similarly numbered exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed on March 31, 1999.

(u)/ Incorporated by reference to Exhibit Number 1 on the Company's Current Report on Form 8-K, filed on May 11,
                         1999.

                         (b)  Reports on Form 8-K.

                         1. Current report on Form 8-K filed May 11, 1999, reporting an agreement in principle entered into by and among the Company, certain of the Company's subsidiaries and CBS Corporation, a Pennsylvania corporation ("CBS"), whereby CBS would acquire the assets of KEYE-TV, the CBS affiliate serving the Austin, Texas television market, for a total purchase price of $160 million in cash, subject to certain adjustments. No financial statements were filed at such time.

                         2. Current Report on Form 8-K, filed September 13, 1999, reporting the sale of the assets of KEYE-TV, the CBS affiliate serving the Austin, Texas television market, to CBS Corporation for a purchase price of $160 million, subject to certain adjustments. No financial statements were filed at such time.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 27th day of March, 2000.

                                     GRANITE BROADCASTING CORPORATION

                                     By: /s/ W. DON CORNWELL
                                         ------------------------------------
                                         W. Don Cornwell
                                         Chief Executive Officer and Chairman
                                         of the Board of Directors

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

         SIGNATURE                                      TITLE                                       DATE

/s/ W. DON CORNWELL                       Chief Executive Officer                               March 27, 2000
---------------------------------         (Principal  Executive  Officer) and Chairman
(W. Don Cornwell)                         of the Board of Directors

/s/ STUART J. BECK                        President and Secretary                               March 27, 2000
---------------------------------         (Principal Financial Officer) and Director
(Stuart J. Beck)

 /s/  LAWRENCE I. WILLS                   Vice President - Finance and                          March 27, 2000
---------------------------------         Controller (Principal Accounting Officer)
(Lawrence I. Wills)

 /s/ ROBERT E. SELWYN, JR.                Chief Operating Officer and Director                  March 27, 2000
---------------------------------
(Robert E. Selwyn, Jr.)

/s/ MARTIN F. BECK                        Director                                              March 27, 2000
---------------------------------
(Martin F. Beck)

/s/ JAMES L. GREENWALD                    Director                                              March 27, 2000
---------------------------------
(James L. Greenwald)

 /s/ EDWARD DUGGER III                    Director                                              March 27, 2000
---------------------------------
(Edward Dugger III)

 /s/ THOMAS R. SETTLE                     Director                                              March 27, 2000
---------------------------------
(Thomas R. Settle)

 /s/ CHARLES J. HAMILTON, JR.             Director                                              March 27, 2000
---------------------------------
(Charles J. Hamilton, Jr.)

 /s/ M. FRED BROWN                        Director                                              March 27, 2000
---------------------------------
(M. Fred Brown)

 /s/ JON E. BARFIELD                      Director                                              March 27, 2000
---------------------------------
(Jon E. Barfield)

 /s/ VERONICA POLLARD                     Director                                              March 27, 2000
---------------------------------
(Veronica Pollard)
