Form 10-K/A
period 1999-12-31
GRANITE BROADCASTING CORP
filed 2000-04-27
CIK 839621

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------
                                   FORM 10-K/A
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                                   ----------

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

                                   ----------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes     X        No
                                                ----

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

                                   ----------


================================================================================

Granite Broadcasting Corporation hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 1999 by restating Item 1 of
Part I and Item 7 of Part II thereof, each in its entirety, as follows:

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

         Other terms of the Strategic Alliance include a right of first refusal in favor of NBC on the sale of KNTV, and an NBC right to purchase KNTV upon an uncured event of default by Granite, at a value to be determined by an independent appraiser. In addition, NBC will have the right to terminate the San Francisco Affiliation if it elects to acquire an attributable interest in another station in the San Francisco-Oakland-San Jose DMA upon payment to Granite of a fee of $14,500,000. NBC can also terminate the Strategic Alliance if the definitive affiliation and warrant agreements are not executed by May 1, 2000.

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

   WNGS ACQUISITION

         On November 16, 1999, the Company entered into a definitive agreement to acquire WNGS-TV, the UPN affiliate serving Buffalo, New York, from Caroline
K. Powley for $23,000,000 in cash. The acquisition was subject to certain conditions which were not satisfied, and as a result, the agreement has been terminated.

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

COMPANY AND INDUSTRY OVERVIEW

         The following table sets forth general information for each of the Company's television stations:


                                                                                OTHER
                                                                              COMMERCIAL    EXPIRATION
               MARKET             DATE OF    CHANNEL/     NETWORK     MARKET  STATIONS        DATE OF
STATION         AREA            ACQUISITION  FREQUENCY   AFFILIATION  RANK(1)  IN DMA      FCC LICENSE(1)
-------       --------          -----------  ---------   -----------  -----   -----------   -----------
KBWB-TV       San Francisco -
              Oakland -
              San Jose, CA       07/20/98     20/UHF         WB         5       14(2)       12/01/06

WDWB-TV       Detroit, MI        01/31/97     20/UHF         WB         9        9(6)       10/01/05

WKBW-TV       Buffalo, NY        06/29/95      7/VHF        ABC        44         5         06/01/07

KNTV(TV)      San Jose,
              Salinas -
              Monterey, CA       02/05/90     11/VHF        ABC(5)     49         5(5)      12/01/06

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

WTVH-TV       Syracuse, NY       12/23/93      5/VHF        CBS        76         4         06/01/07

WPTA-TV       Fort Wayne, IN     12/11/89     21/UHF        ABC       103         3         08/01/05

WEEK-TV       Peoria -
              Bloomington,
              IL                 10/31/88     25/UHF        NBC       110         4         12/01/05

KBJR-TV       Duluth, MN -
              Superior, WI       10/31/88      6/VHF        NBC       133         2         12/01/05


-----------------
(1) "Market rank" refers to the size of the television market or Designated Market Area ("DMA") as defined by the A.C. Nielsen Company ("Nielsen"), except for San Jose. KNTV, whose DMA is the Salinas-Monterey television market, primarily serves San Jose and Santa Clara County (which are part of the San Francisco-Oakland-San Jose DMA). If Santa Clara County were a separate DMA, it would rank as the 49th largest DMA in the United States. All market rank data is derived from the Nielsen Station Index for September 1999.
(2) Includes KDTV, San Francisco and KSTS, San Jose, both of which broadcast entirely in Spanish.
(3) Includes KSMS, Salinas-Monterey and KCU, Salinas, both of which broadcast entirely in Spanish.

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

                          GROSS REVENUES, BY CATEGORY,
                           FOR THE COMPANY'S STATIONS
                             (dollars in thousands)

                                                              YEARS ENDED DECEMBER 31,
                           -------------------------------------------------------------------------------------------
                                  1995              1996               1997              1998              1999
                           ----------------  -----------------  ----------------  -----------------  -----------------
                            AMOUNT      %     AMOUNT      %      AMOUNT      %     AMOUNT      %      AMOUNT      %
                            -------  ------  --------   ------  --------  ------  --------   ------  --------   ------
Local/Regional(1)........   $60,969   51.0%  $73,491     47.5%  $ 87,412   48.3%  $ 89,144    46.0%  $ 89,626    49.2%
National(2)..............    48,995   41.0    61,945     40.0     78,833   43.5     76,446    39.4     79,780    43.7
Network Compensation(3)..     4,154    3.5     7,289      4.7      7,859    4.3      6,715     3.5      5,074     2.8
Political(4).............     1,498    1.3     7,265      4.7      1,036    0.6     15,752     8.1      2,601     1.4
Other Revenue(5).........     3,849    3.2     4,851      3.1      5,943    3.3      5,877     3.0      5,249     2.9
                            -------  ------  --------   ------  --------  ------  --------   ------  --------   ------

Total....................  $119,465  100.0%  $154,841   100.0%  $181,083  100.0%  $193,934   100.0%  $182,330   100.0%
                           ========  ======  ========   ======  ========  ======  ========   ======  ========   ======

-----------------
(1) Represents sale of advertising time to local and regional advertisers or agencies representing such advertisers and other local sources.
(2) Represents sale of advertising time to agencies representing national advertisers.
(3)  Represents payment by networks for broadcasting network programming.
(4)  Represents sale of advertising time to political advertisers.
(5) Represents miscellaneous revenue, including payment for production of commercials.

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

         Ownership of television licensees generally is attributed to officers, directors and shareholders who own 5% or more of the outstanding voting stock of a licensee, except that certain institutional investors who exert no control or influence over a licensee may own up to 20% of such outstanding voting stock before attribution results. Under FCC regulations, debt instruments, non-voting stock and certain limited partnership interests (provided the licensee certifies that the limited partners are not "materially involved" in the media-related activities of the partnership) and voting stock held by minority shareholders where there is a single majority shareholder generally will not result in attribution. However, under the FCC's new "equity-debt plus" rule, a party will be deemed to be attributable if it owns equity (including all stockholdings, whether voting, non-voting, common or preferred) and debt interests, in the aggregate, exceeding 33% of the total asset value (including debt and equity) of the licensee and it either provides 15% of the station's weekly programming or owns an attributable interest in another broadcast station, cable system or daily newspaper in the market. The "equity-debt plus" attributable rule will apply even if there is a single majority shareholder. Under the FCC's multiple and cross-ownership rules, which have been revised in accordance with the Telecommunications Act of 1996, an officer or director of the Company, a party attributable under the "equity-debt plus" rule or a holder of the Company's voting common stock who has an attributable interest in other broadcast stations a cable television system or a daily newspaper may violate the FCC regulations depending on the number and location of the other broadcasting stations, cable television systems or daily newspapers attributable to such person. None of the Company's officers, directors or holders of voting common stock have attributable or non-attributable interests in broadcasting stations, cable television systems or daily newspapers that violate the FCC's multiple and cross-ownership rules.

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

   DIGITAL TELEVISION

         The FCC has adopted rules authorizing DTV service and intends to adopt other rules to implement the new service. In 1996, the FCC adopted a transmission standard for DTV which is consistent with a consensus agreement voluntarily developed by a broad cross-section of parties, including the broadcasting, equipment manufacturing and computer industries. This digital standard should improve the quality of both the audio and video signals of television stations. The FCC has "set aside" channels within the existing television spectrum for DTV and limited initial DTV eligibility to existing television stations and certain applicants for new television stations ("Existing Broadcasters"). The FCC has adopted a DTV table of allotments as well as service and licensing rules to implement the service. The DTV allotment table provides a channel for DTV operations for each Existing Broadcaster and is intended to enable Existing Broadcasters to replicate their existing service areas. The affiliates of CBS, NBC, ABC and Fox in the ten largest U.S. television markets were required to initiate commercial DTV service with a digital signal by May 1, 1999. Affiliates of these networks located in the 11th through the 30th largest U.S. television markets were required to begin DTV operation by November 1, 1999. All other commercial stations are required to begin DTV broadcasts by May 1, 2002. All of the company-owned stations must meet the May 1, 2002 construction deadline. By 2006, broadcasters will have to convert to DTV service, terminate their existing analog service and surrender their present analog channel to the FCC. The FCC has begun issuing construction permits for DTV operations to broadcast licensees. All of the Company's stations have filed applications requesting FCC authorization to begin construction of DTV facilities. Each station also has requested FCC consent to maximize its digital facilities and technical operations. Stations KBWB and KNTV have authorization to construct their digital facilities, and KNTV already has commenced its digital operations.

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

         The following table sets forth certain operating data for the three years ended December 31, 1997, 1998 and 1999:


                                                               Year Ended December 31,
                                            -------------------------------------------------------
                                                 1997                 1998                 1999
                                                 ----                 ----                 ----
Operating income........................    $ 42,016,000          $ 37,827,000        $ 15,054,000
Time brokerage agreement fees...........         600,000               428,000                   -
Depreciation and amortization...........      19,542,000            23,881,000          32,122,000
Corporate expense.......................       6,639,000             8,179,000           8,862,000
Non-cash compensation...................         986,000               978,000             935,000
Program amortization....................       9,384,000            11,149,000          15,245,000
Program payments........................    (10,706,000)           (11,747,000)        (15,429,000)
                                          --------------           ------------        -----------

Broadcast cash flow.....................   $ 68,461,000            $70,695,000         $56,789,000
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

         On November 16, 1999, the Company entered into a definitive agreement to acquire WNGS-TV, the UPN affiliate serving Buffalo, New York, from Caroline
K. Powley for $23,000,000 in cash. The acquisition was subject to certain conditions which were not satisfied, and as a result, the agreement has been terminated.

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

         Net cash used in operating activities was $26,801,000 during the year ended December 31, 1999 compared to net cash provided by operating activities of $19,027,000 and $10,345,000 during the years ended December 31, 1998 and 1997, respectively. The change from 1998 to 1999 was primarily a result of an increase in cash paid for taxes, a decrease in broadcast cash flow and an increase net operating assets in 1999. The increase in net cash provided by operating activities from 1997 to 1998 was primarily due to a less significant increase in net operating assets, an increase in broadcast cash flow and a decrease in cash paid for interest in 1998.

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 27th day of April, 2000.

                                        GRANITE BROADCASTING CORPORATION

                                        By: /S/ W. DON CORNWELL
                                           -------------------------------------
                                            W. Don Cornwell
                                            Chief Executive Officer and Chairman
                                            of the Board of Directors

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:


         SIGNATURE                                           TITLE                                  DATE

/S/ W. DON CORNWELL                      Chief Executive Officer                               April 27, 2000
---------------------------------------  (Principal  Executive  Officer)  and Chairman
W. Don Cornwell                          of the Board of Directors


/S/ STUART J. BECK                       President and Secretary                               April 27, 2000
---------------------------------------  (Principal Financial Officer) and Director
Stuart J. Beck


/S/ LAWRENCE I. WILLS                    Vice President - Finance and                          April 27, 2000
---------------------------------------  Controller (Principal Accounting Officer)
Lawrence I. Wills


/S/ ROBERT E. SELWYN, JR.                Chief Operating Officer and Director                  April 27, 2000
---------------------------------------
Robert E. Selwyn, Jr.


/S/ MARTIN F. BECK                       Director                                              April 27, 2000
---------------------------------------
Martin F. Beck


/S/ JAMES L. GREENWALD                   Director                                              April 27, 2000
---------------------------------------
James L. Greenwald


/S/ EDWARD DUGGER III                    Director                                              April 27, 2000
---------------------------------------
Edward Dugger III


/S/ THOMAS R. SETTLE                     Director                                              April 27, 2000
---------------------------------------
Thomas R. Settle


                                         Director                                              April 27, 2000
---------------------------------------
Charles J. Hamilton, Jr.


/S/ M. FRED BROWN                        Director                                              April 27, 2000
---------------------------------------
M. Fred Brown


/S/ JON E. BARFIELD                      Director                                              April 27, 2000
---------------------------------------
Jon E. Barfield


/S/ VERONICA POLLARD                     Director                                              April 27, 2000
---------------------------------------
Veronica Pollard
