Form 10-Q
period 2000-03-31
GRANITE BROADCASTING CORP
filed 2000-05-15
CIK 839621

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes     X         No
   -----------    -----------

                     (APPLICABLE ONLY TO CORPORATE ISSUERS:)

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Class A Voting Common Stock, par value $.01 per share - 178,500 shares outstanding at
 May 15, 2000; Common Stock (Nonvoting), par value $.01 per share - 18,259,646 shares outstanding at May 15, 2000.

                          PART I. FINANCIAL INFORMATION
                        GRANITE BROADCASTING CORPORATION
                           CONSOLIDATED BALANCE SHEET

                                                          March 31,             December 31,
ASSETS                                                       2000                   1999
--------                                                --------------        --------------
                                                          (Unaudited)
Current assets:
   Cash and cash equivalents                            $    3,688,128        $    5,453,542
   Accounts receivable, net                                 27,461,953            33,017,344
   Film contract rights                                     14,385,381            17,510,909
   Other assets                                             11,416,465            10,399,749
                                                        --------------        --------------
     Total current assets                                   56,951,927            66,381,544

Property and equipment, net                                 39,765,519            39,176,169
Film contract rights and other noncurrent assets            12,125,974            14,267,912
Deferred financing fees, net                                 7,169,132             8,209,537
Intangible assets, net                                     595,929,661           602,555,693
                                                        --------------        --------------
                                                        $  711,942,213        $  730,590,855
                                                        ==============        ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
   Accounts payable                                     $    3,434,825        $    3,120,875
   Accrued interest                                          9,206,371             3,487,384
   Other accrued liabilities                                 6,357,909             7,779,475
   Film contract rights                                     21,494,159            22,049,869
   Other current liabilities                                 6,819,438             6,473,693
                                                        --------------        --------------
     Total current liabilities                              47,312,702            42,911,296

Long-term debt                                             292,595,927           303,874,304
Film contract rights payable                                14,925,745            18,000,393
Deferred tax liability                                      83,955,924            84,117,915
Other noncurrent liabilities                                20,152,790            20,894,010

Commitments
Cumulative Exchangeable Preferred
Stock, net of offering costs                               217,486,896           210,708,780


Stockholders' equity:
   Common Stock: 41,000,000 shares authorized
     consisting of 1,000,000 shares of
     Class A Common Stock, $.01 par value,
     and 40,000,000 shares of Common Stock
     (Nonvoting), $.01 par value; 178,500 shares
     of Class A Common Stock and 18,259,446
     shares of Common Stock (Nonvoting) (17,964,081
     shares at December 31,1999) issued and
     outstanding                                               184,379               181,425
   Additional paid-in capital                               16,925,309            17,909,802
   Retained earnings                                        21,317,300            35,123,239
   Less: Unearned compensation                             (1,730,884)           (1,946,434)
         Treasury stock                                      (297,000)             (297,000)
         Note receivable from officer                        (886,875)             (886,875)
                                                        --------------        --------------
     Total stockholders' equity                             35,512,229            50,084,157
                                                        --------------        --------------
Total liabilities and stockholders' equity              $  711,942,213        $  730,590,855
                                                        ==============        ==============

                            See accompanying notes.

                        GRANITE BROADCASTING CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                         Three Months          Three Months
                                                             Ended                Ended
                                                            March 31,            March 31,
                                                              2000                 1999
                                                        ---------------        --------------
                                                                    (Unaudited)
Net revenues                                              $ 33,339,280          $ 33,874,817

Station operating expenses                                  25,398,867            22,524,984
Depreciation expense                                         1,377,962             1,387,257
Amortization expense                                         6,882,420             6,408,515
Corporate expense                                            3,074,569             1,972,138
Non-cash compensation expense                                  215,550               264,099
                                                        ---------------        --------------

Operating (loss) income                                     (3,610,088)            1,317,824

Other expenses:
   Equity in net loss of investee
                                                                   ---               133,603
   Interest expense, net                                     7,311,287             9,997,776
   Non-cash interest expense                                   739,475               707,227

   Other                                                       334,361               343,640
                                                        ---------------        --------------

Loss before income taxes and extraordinary item            (11,995,211)           (9,864,422)
Benefit for income taxes                                    (3,183,920)           (3,441,000)
                                                        ---------------        --------------

Loss before extraordinary item                              (8,811,291)           (6,423,422)
Extraordinary gain, net of tax                               1,783,468                   ---
                                                        ---------------        --------------

Net loss                                                   $(7,027,823)        $  (6,423,422)
                                                        ---------------        --------------

Net loss attributable to common shareholders             $ (13,805,939)        $ (13,021,711)
                                                        ---------------        --------------

Per common share:

  Basic and diluted loss before extraordinary item           $   (0.85)          $     (1.10)
  Basic and diluted extraordinary gain, net of tax                0.10                   ---
                                                        ---------------        --------------
  Basic and diluted net loss                                 $   (0.75)          $     (1.10)
                                                        ---------------        --------------

Basic and diluted weighted average common shares
  outstanding                                               18,301,863            11,890,745
                                                        ---------------        --------------

                            See accompanying notes.

                       GRANITE BROADCASTING CORPORATION
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                       Three Months Ended March 31, 2000
                                  (Unaudited)

                               Class A   Common    Additional                                                            Total
                                Common    Stock     Paid-in    Retained     Unearned    Note Receivable   Treasury    Stockholders'
                                Stock  (Nonvoting)  Capital    Earnings    Compensation   from Officer       Stock        Equity
                               ------  ----------- -----------  -------    ------------  ---------------   --------    ------------
Balance at December 31, 1999   $1,785    $179,640  $17,909,802 $35,123,239  $(1,946,434)    $(886,875)    $(297,000)   $50,084,157
Dividends on Cumulative
 Exchangable Preferred Stock                                    (6,653,079)                                             (6,653,079)
Accretion of offering costs
 related to Cumulative
 Exchangeable Preferred Stock                                     (125,037)                                               (125,037)
Exercise of stock options                   2,301     (972,509)                                                           (970,208)
Issuance of Common Stock
 (Nonvoting)                                  653         (653)                                                                 -
Stock expense related to
 stock plans                                           (11,331)                 215,550                                    204,219
Net loss                                                         (7,027,823)                                            (7,027,823)
                               ------  ----------- -----------  ----------- ------------  -------------    ----------  ------------
Balance at March 31, 2000      $1,785    $182,594  $16,925,309  $21,317,300 $(1,730,884)     $(886,875)    $(297,000)  $35,512,229
                               ======  =========== ===========  =========== ============  =============    ==========  ============

                            See accompanying notes.

                        GRANITE BROADCASTING CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                         Three months ended March 31,
                                                                                        ------------------------------
                                                                                          2000                 1999
                                                                                          ----                 ----
                                                                                                  (Unaudited)
Cash flows from operating activities:
    Net loss                                                                        $    (7,027,823)     $     (6,423,422)
    Adjustments to reconcile net loss to net cash
      provided by operating activities:
        Amortization of intangible assets                                                 6,882,420             6,408,515
        Depreciation                                                                      1,377,962             1,387,257
        Non-cash compensation expense                                                       215,550               264,099
        Non-cash interest expense                                                           739,475               707,227
        Equity in net loss of investee                                                          ---               133,603
        Deferred tax benefit                                                               (161,991)           (3,591,000)
        Extraordinary gain                                                               (2,972,447)                  ---
    Change in assets and liabilities:
        Decrease in accounts receivable                                                   5,555,391             4,002,186
        Increase in other current assets                                                 (2,110,488)           (2,146,647)
        Decrease in film contract rights and other non current assets                     5,315,239             2,922,584
        Increase in accounts payable, accrued interest and
         other accrued liabilities                                                        3,651,108             4,832,305
        Decrease in film contract rights and other current liabilities                   (3,488,946)           (2,890,986)
        Decrease in other non current liabilities                                          (108,164)             (780,712)
                                                                                    ----------------       ---------------
      Net cash provided by operating activities                                           7,867,286             4,825,009
                                                                                    ----------------       ---------------
Cash flows from investing activities:
    WB Network affiliation payment                                                         (881,868)             (354,954)
    Insurance proceeds received                                                             973,604             1,641,662
    Other investing activities                                                             (132,672)             (133,603)
    Capital expenditures                                                                 (1,908,489)           (2,845,072)
                                                                                    ----------------       ---------------
      Net cash used in investing activities                                              (1,949,425)           (1,691,967)
                                                                                    ----------------       ---------------
Cash flows from financing activities:
    Proceeds from bank financing                                                         33,000,000             4,000,000
    Repayment of bank debt                                                               (7,973,604)           (5,613,399)
    Retirement of senior subordinated notes                                             (32,440,725)                  ---
    Dividends paid                                                                              ---              (594,056)
    Payment for deferred financing fees                                                    (265,865)                  ---
    Other financing activities, net                                                          (3,081)             (440,972)
                                                                                    ----------------       ---------------
      Net cash used in financing activities                                              (7,683,275)           (2,648,427)
                                                                                    ----------------       ---------------

Net (decrease) increase in cash and cash equivalents                                     (1,765,414)              484,615
Cash and cash equivalents, beginning of period                                            5,453,542               762,392
                                                                                    ----------------       ---------------
Cash and cash equivalents, end of period                                            $     3,688,128      $      1,247,007
                                                                                    ================     =================
Supplemental information:
    Cash paid for interest                                                          $     1,710,118       $     1,856,632
    Income taxes paid                                                                        90,200             1,567,550
    Non-cash capital expenditures                                                            59,000                46,000
    Non-cash dividend                                                                     6,653,079             5,879,535

                            See accompanying notes

                        GRANITE BROADCASTING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1 -  Basis of presentation
-------------------------------

The accompanying unaudited consolidated financial statements include the accounts of Granite Broadcasting Corporation and its subsidiaries (the "Company"), have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the Company's consolidated financial statements and notes thereto for the year ended December 31, 1999 which were included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. All significant intercompany accounts and transactions have been eliminated. Information as of, and for the year ended December 31, 1999 are derived from the Company's audited consolidated financial statements. In the opinion of management, all adjustments of a normal recurring nature, which are necessary for a fair presentation of the results for the interim periods have been made.

Note 2 - Acquisitions
---------------------

On November 16, 1999, the Company entered into a definitive agreement to acquire WNGS-TV, the UPN affiliate serving Buffalo, New York, from Caroline K. Powley for $23,000,000 in cash. The acquisition was subject to certain conditions, which were not satisfied by the seller and, as a result, the agreement was terminated on April 21, 2000. The related $2,000,000 escrow deposit was returned to the Company in April 2000.

Note 3 - Long Term Debt
-----------------------

During the first quarter of 2000 the Company repurchased $28,390,000 principal amount of its 8 7/8% Senior Subordinated Notes due May 15, 2008 (the "8 7/8% Notes"); $1,000,000 principal amount of its 9 3/8% Senior Subordinated Notes due December 1, 2005 (the "9 3/8% Notes); and $7,000,000 of its 10 3/8 Senior Subordinated Notes due May 15, 2005 (the "10 3/8% Notes"), all at a discount. As a result of the aforementioned repurchases, the Company incurred an extraordinary gain after the write-off of related deferred financing fees, net of tax, of approximately $1,783,000.

Subsequent to the first quarter, the Company repurchased an additional $19,515,000 principal amount of its 8 7/8% Notes; $3,100,000 principal amount of its 9 3/8% Notes; and $15,375,000 of its 10 3/8% Notes, all at a discount.

The Company was obligated to make an offer to purchase at par $9,328,000 (the "Offer Amount") of its 10 3/8% Notes and its 8 7/8% Notes resulting from the sale of the Austin station in August 1999, pursuant to the terms of the indentures governing the 10 3/8% and 8 7/8% Notes. The Company made such an offer to purchase (the "Offer to Purchase") on April 28, 2000. The Offer Amount will first be applied to any 10 3/8% Notes duly tendered pursuant to the Offer to Purchase. The Offer to Purchase expires on May 30, 2000. As mentioned above, the Company has and will continue to repurchase its Subordinated Notes on the open market while this Offer to Purchase is outstanding.

Note 4 - Recent Developments
----------------------------

On February 14, 2000, the Company announced the formation of a strategic alliance (the "Strategic Alliance") with the National Broadcasting Company, Inc. ("NBC"). Pursuant to the Strategic Alliance, KNTV is to become the NBC affiliate in the San Francisco-Oakland-San Jose California DMA for a ten-year term commencing on January 1, 2002 (the "San Francisco Affiliation"). The Company intends to file a petition with the Federal Communications Commission (the "FCC") to change KNTV's market designation from San Jose, California to San Francisco-Oakland-San Jose, California. In connection with the affiliation switch to NBC, the Company intends to expand KNTV's coverage to include a greater percentage of the San Francisco-Oakland-San Jose DMA. The Company has received permission from the FCC to increase KNTV's signal coverage, and began broadcasting at increased power in May 2000. The Company is also seeking to reach all cable homes in the San Francisco-Oakland-San Jose DMA through expanded cable coverage.

In addition, NBC is to extend the term of the Company's NBC affiliation agreements with KSEE, WEEK and KBJR until December 31, 2011. As part of such extension, NBC's affiliation payment obligations to Granite for such stations will terminate as of December 31, 2001.

In consideration for the San Francisco Affiliation, the Company will pay NBC $362,000,000 in nine annual installments, with the initial payment in the amount of $61,000,000 being due January 1, 2002. In addition, Granite is to grant NBC a warrant to acquire 2.5 million shares of the Company's Common Stock (Nonvoting), par value $0.01 per share (the "Common Stock (Nonvoting)"), at an exercise price of $12.50 per share (the "A Warrant") and a warrant to purchase 2.0 million shares of Common Stock (Nonvoting) at an exercise price of $15.00 per share (the "B Warrant"). The A Warrant vests in full on December 31, 2000. The B Warrant vests in full on January 1, 2002, if the San Francisco Affiliation is in effect on that date. Each warrant, once vested, remains exercisable until December 31, 2011 and may be exercised for cash or surrender of a portion of a then exercisable warrant. The aggregate number of shares issuable upon exercise of the warrants (assuming they are exercised for cash) would represent approximately 20.0% of the Common Stock (Nonvoting) outstanding as of March 31, 2000 after giving effect to their issuance. Granite has also agreed to pay $2,430,000 during 2001 in promotion expenses in connection with KNTV's affiliation switch to NBC. Other terms of the Strategic Alliance include a right of first refusal in favor of NBC on the sale of KNTV, and an NBC right to purchase KNTV upon an uncured event of default by Granite, at a value to be determined by an independent appraiser. In addition, NBC will have the right to terminate the San Francisco Affiliation if it elects to acquire an attributable interest in another station in the San Francisco-Oakland-San Jose DMA upon payment to Granite of a fee of $14,500,000.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain sections of this Form 10-Q contain various forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, which represent the Company's expectations or beliefs concerning future events. The forward-looking statements include, without limitation, the Company's ability to meet its future liquidity needs. The Company cautions that these forward-looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements. Such factors include, without limitation, general economic conditions, competition in the markets in which the Company's stations are located, technological change and innovation in the broadcasting industry and proposed legislation. Consequently, all forward-looking statements made herein are qualified by these cautionary statements and the cautionary language set forth in the Company's most recent Form 10K report and other documents filed with the Securities and Exchange Commission.

Introduction
------------

The Company is a group broadcaster that operates nine network-affiliated television stations. The Company's revenues are derived principally from local and national advertising and, to a lesser extent, from network compensation for the broadcast of programming and revenues from studio rental and commercial production activities. The primary operating expenses involved in owning and operating television stations are employee salaries, depreciation and amortization, programming and advertising and promotion expenses. The Company's operating revenues are generally lower in the first calendar quarter and generally higher in the fourth calendar quarter than in the other two quarters, due in part to increases in retail advertising in the fall months in preparation for the holiday season, and in election years due to increased political advertising. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. Comparisons of the Company's consolidated financial statements for the three month period ended March 31, 2000 against the prior period has been affected by the sale of KEYE-TV, the CBS affiliate serving Austin, Texas, which occurred August 31, 1999 (the "Austin Sale"). It is anticipated that comparisons of the Company's consolidated financial statements for the year ended December 31, 2000 against prior periods will be affected by the aforementioned transaction. Numbers referred to in the following discussion have been rounded to the nearest thousand.

The following table sets forth certain operating data for the three months ended March 31, 2000 and 1999:

                                                   2000              1999
                                                   ----              ----
                                                        (Unaudited)
Operating (loss) income                   $  (3,610,000)        $   1,318,000
Add:
    Depreciation and amortization             8,260,000             7,796,000
    Corporate expense                         3,075,000             1,972,000
    Non-cash compensation                       216,000               264,000
    Program amortization                      5,643,000             3,068,000
    Film payments                            (3,974,000)           (3,715,000)
                                          --------------        --------------
Broadcast cash flow                       $   9,610,000         $  10,703,000
                                          ==============        ==============

"Broadcast cash flow" is defined as operating income plus depreciation, amortization, corporate expense, non-cash compensation and program amortization, less program payments. The Company has included broadcast cash flow data because such data is commonly used as a measure of performance for broadcast companies and is also used by investors to measure a company's ability to service debt. Broadcast cash flow is not, and should not be used as, an indicator or alternative to operating income, net income or cash flow as reflected in the consolidated financial statements, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

Three months ended March 31, 2000 and 1999
------------------------------------------

Net revenue totaled $33,339,000; a decrease of $536,000 or 2 percent as compared to $33,875,000 for the three months ended March 31, 1999. The decrease was primarily due to the Austin Sale, offset in part, by increases in local, national and political advertising revenue.

Station operating expenses totaled $25,399,000; an increase of $2,874,000 or 13 percent as compared to $22,525,000 for the three months ended March 31, 1999. The increase was primarily due to increases in programming, promotion and sales expense at the Company's WB affiliates as well as an increase in news expense at the Company's San Francisco duopoly, offset in part, by a reduction in expenses resulting from the Austin Sale. The Company anticipates making additional investments in the news operation at its San Franciso duopoly during the remainder of the year.

Amortization expense increased $474,000 or 7 percent primarily due to additional intangible amortization expense associated with the acquisition of KBWB, the San Francisco WB affiliate. Corporate expense increased $1,103,000 or 56 percent primarily due to increased professional fees, including those costs associated with the termination of the Buffalo UPN affiliate acquisition, and additional incremental costs incurred in connection with the Company's Internet business.

Net interest expense decreased $2,686,000 or 27 percent primarily due to lower levels of outstanding indebtedness. The Company used the net proceeds from the Austin Sale to repay $129,000,000 of debt during the fourth quarter of 1999. In addition, during the first quarter of 2000 the Company repurchased $36,390,000 face amount of its subordinated notes at a discount, further reducing its net debt outstanding.

In connection with the aforementioned repurchases that occurred during the first quarter of 2000, the Company incurred an extraordinary gain after the write-off of related deferred financing fees, net of tax, of $1,783,000.

Liquidity and Capital Resources
-------------------------------

The Company's existing bank credit agreement was amended and restated on June 10, 1998 (as amended and restated and as further amended from time to time, the "Fourth Amended and Restated Credit Agreement" or the "Credit Agreement") to create a reducing revolving credit facility of up to $260,000,000 and permits additional borrowings of up to $240,000,000. The proceeds from this facility are available for acquisitions and for general working capital purposes as defined in the agreement. As of February 16, 2000 and March 17, 2000, the Company amended the Credit Agreement to revise the maximum consolidated total debt to consolidated cash flow ratio covenant contained therein. As of May 15, 2000 the Company had $85,672,000 of borrowing outstanding under the Credit Agreement and the ability to borrow in compliance with the financial covenants thereunder an additional $36,342,000 for acquisitions and working capital purposes. The Company expects to enter into a replacement credit agreement (the "New Credit Agreement") during the year 2000 to enable the Company to meet its long term borrowing needs.

On February 14, 2000, the Company announced the formation of the Strategic Alliance with NBC. Pursuant to the Strategic Alliance, KNTV is to become the NBC affiliate in the San Francisco-Oakland-San Jose California market for a ten-year term commencing on January 1, 2002. In addition, NBC is to extend the term of the Company's NBC affiliation agreements with KSEE, WEEK and KBJR until December 31, 2011. As part of such extension, NBC's affiliation payment obligations to Granite for such stations will terminate as of December 31, 2001. In consideration for the San Francisco Affiliation, the Company will pay NBC $362,000,000 in nine annual installments, with the initial payment in the amount of $61,000,000 being due January 1, 2002. The Company has also agreed to pay $2,430,000 during 2001 in promotion expenses in connection with KNTV's affiliation switch to NBC.

On November 16, 1999, the Company entered into a definitive agreement to acquire WNGS-TV, the UPN affiliate serving Buffalo, New York, from Caroline K. Powley for $23,000,000 in cash. The acquisition was subject to certain conditions, which were not satisfied by the seller and, as a result, the agreement was terminated on April 21, 2000. The related $2,000,000 escrow deposit was returned to the Company in April 2000.

Through May 15, 2000, the Company has repurchased $74,380,000 of its Subordinated Notes at a discount. (See Note 3 - Long Term Debt).

The Company was obligated to make an offer to purchase at par $9,328,000 (the "Offer Amount") of its 10 3/8% Notes and its 8 7/8% Notes resulting from the Austin sale, pursuant to the terms of the indentures governing the 10 3/8% and 8 7/8% Notes. The Company made such an Offer to Purchase on April 28, 2000. The Offer Amount will first be applied to any 10 3/8% Notes duly tendered pursuant to the Offer to Purchase. The Offer to Purchase expires on May 30, 2000. As mentioned above, the Company has and will continue to repurchase its bonds on the open market while this Offer to Purchase is outstanding.

Cash flow provided by operating activities was $7,867,000 during the three months ended March 31, 2000 compared to cash flow provided by operating activities of $4,825,000 during the three months ended March 31, 1999, an increase of $3,042,000 or 63 percent. The increase was primarily due to a decrease in net operating assets, offset in part, by lower operating cash flow.

Cash flow used in investing activities was $1,949,000 during the three months ended March 31, 2000 compared to $1,692,000 during the three months ended March 31, 1999. The increase was primarily a result of a decrease in insurance proceeds received and an increase in WB network affiliation payments, offset in part, by a decrease in capital expenditures.

Cash flow used in financing activities was $7,683,000 during the three months ended March 31, 2000 compared to $2,648,000 during the three months ended March 31, 1999. The increase resulted primarily from a net reduction in long-term debt.

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

                                     PART II

                                OTHER INFORMATION


ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.
        ----------------------------------------------------------

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

ITEM 4. Submission of Matters to a Vote of Securities Holders.
        ------------------------------------------------------

        None


ITEM 6. Exhibits and Reports on Form 8-K
        --------------------------------

        a.  Exhibits
            --------

            10.46 The Granite Broadcasting Corporation 2000 Stock Option
                  Plan, dated as of April 25, 2000

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



                                GRANITE BROADCASTING CORPORATION
                                           Registrant


Date:    May 15, 2000           /s/               W. DON CORNWELL
                                -----------------------------------------------
                                                 (W. Don Cornwell)
                                              Chief Executive Officer


Date:    May 15, 2000           /s/              LAWRENCE I. WILLS
                                -----------------------------------------------
                                                (Lawrence I. Wills)
                                       Vice President, Finance and Controller
                                           (Principal Accounting Officer)