Form 10-Q
period 2000-06-30
GRANITE BROADCASTING CORP
filed 2000-08-14
CIK 839621

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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

                                767 Third Avenue
                                   34th Floor

                            New York, New York 10017
                        Telephone number: (212) 826-2530

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ----   ----

                     (APPLICABLE ONLY TO CORPORATE ISSUERS:)

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class A Voting Common Stock, par value $.01 per share - 178,500 shares outstanding at August 14, 2000; Common Stock (Nonvoting), par value $.01 per share - 18,259,646 shares outstanding at August 14, 2000.

                          PART I. FINANCIAL INFORMATION
                        GRANITE BROADCASTING CORPORATION
                           CONSOLIDATED BALANCE SHEET

                                                                                         June 30,                     December 31,
ASSETS                                                                                     2000                         1999
------                                                                               ----------------              ---------------
                                                                                          (Unaudited)
Current assets:
   Cash and cash equivalents                                                        $       1,587,096           $        5,453,542
   Accounts receivable, net                                                                32,274,645                   33,017,344
   Film contract rights                                                                    10,439,720                   17,510,909
   Other assets                                                                            11,070,811                   10,399,749
                                                                                     ----------------             ----------------
     Total current assets                                                                  55,372,272                   66,381,544

Property and equipment, net                                                                42,546,478                   39,176,169
Film contract rights and other noncurrent assets                                           23,045,243                   14,267,912
Deferred financing fees, net                                                                5,670,624                    8,209,537
Intangible assets, net                                                                    589,045,009                  602,555,693
                                                                                     ----------------             ----------------
                                                                                    $     715,679,626           $      730,590,855
                                                                                    =================           ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

   Accounts payable                                                                 $       2,166,698           $        3,120,875
   Income taxes payable                                                                     2,550,680                    3,912,027
   Accrued interest                                                                         2,716,837                    3,487,384
   Other accrued liabilities                                                                4,808,311                    3,867,448
   Film contract rights                                                                    18,817,240                   22,049,869
   Other current liabilities                                                                6,740,227                    6,473,693
                                                                                     ----------------             ----------------
     Total current liabilities                                                             37,799,993                   42,911,296

Long-term debt                                                                            299,372,776                  303,874,304
Film contract rights payable                                                               11,927,646                   18,000,393
Deferred tax liability                                                                     84,146,636                   84,117,915
Other noncurrent liabilities                                                               19,504,181                   20,894,010

Cumulative Exchangeable Preferred Stock, net of offering costs                            224,689,137                  210,708,780

Stockholders' equity:

   Common Stock: 41,000,000 shares authorized consisting of 1,000,000 shares of Class A Common Stock, $.01 par value, and 40,000,000 shares of Common
     Stock (Nonvoting), $.01 par value; 178,500 shares of Class A Common Stock and 18,259,646 shares of Common Stock (Nonvoting) (17,964,081
     shares at December 31,1999) issued and outstanding                                       184,381                      181,425
   Additional paid-in capital                                                              15,083,926                   17,909,802
   Retained earnings                                                                       25,670,159                   35,123,239
   Less: Unearned compensation                                                            (1,515,334)                  (1,946,434)
         Treasury stock                                                                     (297,000)                    (297,000)
         Note receivable from officer                                                       (886,875)                    (886,875)
                                                                                     ----------------             ----------------
     Total stockholders' equity                                                            38,239,257                   50,084,157
                                                                                     ----------------             ----------------
                                                                                    $     715,679,626           $      730,590,855
                                                                                    =================           ==================




                             See accompanying notes.
                                       -1-

                        GRANITE BROADCASTING CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                             Three Months Ended June 30,           Six Months Ended June 30,
                                                         ------------------------------------ -------------------------------------
                                                               2000               1999               2000               1999
                                                         ------------------ ----------------- ------------------- -----------------
                                                                     (Unaudited)                          (Unaudited)
Net revenues                                                  $ 37,575,779         40,925,410      $ 70,915,059        $74,800,227
Station operating expenses                                      24,354,250         22,633,953        49,753,117         45,158,937

Depreciation expense                                             1,429,319          1,412,958         2,807,281          2,800,215
Amortization expense                                             6,890,027          6,434,383        13,772,447         12,842,898
Corporate expense                                                2,408,547          2,734,886         5,483,116          4,707,024
Non-cash compensation expense                                      215,550            259,610           431,100            523,708
                                                        ------------------- ------------------ ----------------- ------------------

Operating income (loss)                                          2,278,086          7,449,620       (1,332,002)          8,767,445

Other expenses:

   Interest expense, net                                         7,116,291         10,000,997        14,427,578         19,998,773
   Non-cash interest expense                                       759,324            753,239         1,498,799          1,460,466
  Gain from insurance settlement                               (1,247,105)        (2,655,408)       (1,247,105)        (2,655,408)
   Other                                                           493,623            327,064           827,984            804,307
                                                        ------------------- ------------------ ----------------- ------------------
Loss before income taxes and extraordinary item                (4,844,047)          (976,272)      (16,839,258)       (10,840,693)

Benefit for income taxes                                         (492,054)           (23,990)       (3,675,974)        (3,464,990)
                                                        ------------------- ------------------ ----------------- ------------------

Loss before extraordinary item                                 (4,351,993)          (952,282)      (13,163,284)        (7,375,703)
Extraordinary gain on early extinguishment
  of debt, net of tax                                            1,926,736                ---         3,710,204                ---
                                                         ------------------ ------------------ ----------------- ------------------

Net loss                                                      $(2,425,257)        $ (952,282)     $ (9,453,080)       $(7,375,703)
                                                        =================== ================== ================= ==================

Net loss attributable to common shareholders                  $(9,627,500)      $ (7,924,234)     $(23,433,439)      $(20,945,944)
                                                        =================== ================== ================= ==================

Per common share:

   Basic and diluted loss before extraordinary item             $   (0.62)         $   (0.66)        $   (1.48)          $  (1.75)
   Basic and diluted extraordinary loss                              0.10                 ---             0.20                 ---
                                                        =================== ================== ================= ==================
   Basic and diluted net loss                                   $   (0.52)         $   (0.66)        $   (1.28)          $  (1.75)
                                                        =================== ================== ================= ==================

Basic and diluted weighted average common shares
   outstanding                                                  18,438,062         11,997,847        18,369,962         11,944,296
                                                        =================== ================== ================= ==================



                             See accompanying notes.
                                       -2-

                        GRANITE BROADCASTING CORPORATION
                  CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY
                                   (Unaudited)



                                 Class A       Common       Additional
                                 Common        Stock         Paid-in       Retained        Unearned     Note Receivable  Treasury
                                  Stock      (Nonvoting)      Capital      Earnings      Compensation    from Officer      Stock
                                 ------      -----------      -------      ---------     ------------    ---------------  --------
Balance at December 31, 1999      $1,785      $179,640      $17,909,802    $35,123,239   $(1,946,434)    $(886,875)      $(297,000)
Dividends on Cumulative
  Exchangable Preferred Stock                               (13,730,285)
Accretion of offering costs
  related to Cumulative
  Exchangeable Preferred Stock                                 (250,074)
Exercise of stock options                        2,303         (971,461)
Issuance of Common Stock
  (Nonvoting)                                      653             (653)
Stock expense related to
  stock plans                                                   (23,243)                    431,100
Issuance of Warrants                                         12,149,840
Net loss                                                                    (9,453,080)
                                  ------      --------      -----------    -----------   -----------     ---------       ---------
Balance at June 30, 2000          $1,785      $182,596      $15,083,926    $25,670,159   $(1,515,334)    $(886,875)      $(297,000)
                                  ======      ========      ===========    ===========   ===========     =========       =========


                                     Total
                                  Stockholders'
                                    Equity
                                  -------------
Balance at December 31, 1999      $50,084,157
Dividends on Cumulative
  Exchangable Preferred Stock     (13,730,285)
Accretion of offering costs
  related to Cumulative
  Exchangeable Preferred Stock       (250,074)
Exercise of stock options            (969,158)
Issuance of Common Stock
  (Nonvoting)                           --
Stock expense related to
  stock plans                         407,857
Issuance of Warrants               12,149,840
Net loss                           (9,453,080)
                                   ----------
Balance at June 30, 2000          $38,239,257
                                  ===========



                             See accompanying notes.
                                       -3-

                        GRANITE BROADCASTING CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                              SIX MONTHS ENDED JUNE 30,
                                                                                          -------------------------------
                                                                                             2000                 1999
                                                                                          ----------           ----------

Cash flows from operating activities:                                                              (Unaudited)
    Net loss                                                                        $    (9,453,080)     $     (7,375,703)
    Adjustments to reconcile net loss to net cash
       used in operating activities:
        Amortization of intangible assets                                                13,772,447            12,842,898
        Depreciation                                                                      2,807,281             2,800,215
        Non-cash compensation expense                                                       431,100               523,708
        Non-cash interest expense                                                         1,498,799             1,460,466
        Equity in net loss of investee                                                          ---               133,603
        Deferred tax expense (benefit)                                                       28,722            (3,614,942)
        Gain from insurance proceeds                                                     (1,247,105)           (2,655,408)
        Extraordinary gain                                                               (6,183,674)                  ---
      Change in assets and liabilities:
         Decrease (increase) in accounts receivable, net                                    742,699            (1,769,175)
         (Decrease) increase in accounts payable and accrued liabilities                 (1,881,455)              107,948
         Decrease in film contract rights and other non current assets                   10,615,831             6,045,726
         Decrease in film contract rights and other current liabilities                  (9,506,617)           (7,025,860)
         Decrease in other noncurrent liabilities                                          (181,291)           (1,099,762)
         Increase in other assets                                                        (2,194,212)           (3,551,759)
                                                                                    ---------------      ----------------
      Net cash used in operating activities                                                (750,555)           (3,178,045)
Cash flows from investing activities:
    Insurance proceeds received                                                           1,327,572             5,868,363
    WB affiliation payment                                                               (1,512,225)             (709,908)
    Investments                                                                            (258,041)             (133,603)
    Capital expenditures                                                                 (6,072,783)           (5,958,642)
                                                                                    ---------------      ----------------
      Net cash used in investing activities                                              (6,515,477)             (933,790)
Cash flows from financing activities:
    Proceeds from bank borrowings                                                        95,000,000            20,500,000
    Repayment of bank debt                                                              (10,327,572)          (13,000,000)
    Retirement of senior subordinated notes                                             (81,019,763)                  ---
    Dividends paid                                                                              ---            (1,188,112)
    Payment of deferred financing fees                                                     (249,998)             (503,965)
    Other financing activities                                                               (3,081)               49,506
                                                                                    ---------------      ----------------
      Net cash provided by financing activities                                           3,399,586             5,857,429
                                                                                    ---------------      ----------------
Net (decrease) increase in cash and cash equivalents                                     (3,866,446)            1,745,594
Cash and cash equivalents, beginning of period                                            5,453,542               762,392
                                                                                    ---------------      ----------------
Cash and cash equivalents, end of period                                            $     1,587,096      $      2,507,986
                                                                                    ===============      ================
Supplemental information:
    Cash paid for interest                                                          $    15,457,000      $     20,061,000
    Income taxes paid                                                                       134,000             1,659,000
    Non-cash capital expenditures                                                           105,000                46,000
    Non-cash dividend                                                                    13,730,000            11,759,000
    Value of warrants issued                                                             12,150,000                   ---




                             See accompanying notes.
                                       -4-

                        GRANITE BROADCASTING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Granite Broadcasting Corporation and its subsidiaries (the "Company"), have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the Company's consolidated financial statements and notes thereto for the year ended December 31, 1999 which were included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. All significant intercompany accounts and transactions have been eliminated. Data at and for the year ended December 31, 1999 are derived from the Company's audited consolidated financial statements. In the opinion of management, all adjustments of a normal recurring nature, which are necessary for a fair presentation of the results for the interim periods have been made.

NOTE 2 - LONG TERM DEBT

In 2000, the Company repurchased $53,535,000 face amount of its 8 7/8% Senior Subordinated Notes due May 15, 2008 (the "8 7/8% Notes"); $4,100,000 face amount of its 9 3/8% Senior Subordinated Notes due December 1, 2005 (the "9 3/8% Notes"); and $31,703,000 face amount of its 10 3/8% Senior Subordinated Notes due May 15, 2005 (the "10 3/8% Notes"). As a result of the aforementioned repurchases, the Company incurred an extraordinary gain after the write-off of related deferred financing fees, net of tax, of approximately $3,710,000

NOTE 3 - RECENT DEVELOPMENTS

In July 1999, the Company and the American Broadcasting Companies, Inc. ("ABC") agreed to terminate the ABC affiliation for KNTV, effective July 1, 2000. The Company received $14,000,000 in cash on September 1, 1999 in accordance with the agreements. As of May 31, 2000, the Company signed definitive agreement forming a strategic alliance (the "Strategic Alliance") with the National Broadcasting Company, Inc. ("NBC"). Pursuant to the Strategic Alliance, KNTV will become the NBC affiliate in the San Francisco-Oakland-San Jose California television market for a ten-year term commencing on January 1, 2002 (the "San Francisco Affiliation"). The Company also extended the affiliation agreements of its three existing NBC affiliated stations, KSEE-TV, serving Fresno-Visalia, California; WEEK-TV, serving Peoria-Bloomington, Illinois and KBJR-TV, serving Duluth, Minnesota-Superior, Wisconsin until December 31, 2011. As part of such extension, NBC shall pay the Company a total of $2,430,000 in affiliate compensation in equal semi-annual installments, through December 31, 2001, at which time the affiliation payments terminate. The Company has received permission from the FCC to increase KNTV's signal coverage, and began broadcasting at increased power in May 2000. The Company is also seeking to reach all cable homes in the San Francisco-Oakland-San Jose DMA through expanded cable coverage.

The Company will pay NBC $362,000,000 in nine annual installments, with the initial payment in the amount of $61,000,000 being due January 1, 2002. In addition, the Company has agreed to pay not less than $1,800,000 during 2001 in promotion expenses in connection with KNTV's affiliation switch to NBC. Other terms of the agreement include a right of first refusal in favor of NBC on the sale of KNTV, and an NBC right to purchase KNTV upon an uncured event of default by the Company, at a value to be determined by an independent appraiser. In addition, NBC will have the right to terminate the San Francisco Affiliation if it elects to acquire an attributable interest in another station in the San Francisco-Oakland-San Jose television market upon payment to Granite of a fee of $14,500,000.

Additionally on May 31, 2000, in consideration for the San Francisco Affiliation, the Company granted NBC a warrant to acquire 2,500,000 shares of the Company's Common Stock (Nonvoting), par value $0.01 per share (the "Common Stock (Nonvoting)"), at an exercise price of $12.50 per share (the "A Warrant") and a warrant to purchase 2,000,000 shares of Common Stock (Nonvoting) at an exercise price of $15.00 per share (the "B Warrant"). The A Warrant vests in full on December 31, 2000 and expires on December 31, 2011. The B Warrant vests in full on January 1, 2002, if the San Francisco Affiliation is in effect on that date, and expires on December 31, 2011 or on any date prior to January 1, 2007 on which the San Francisco Affiliation is terminated. Each warrant may be exercised for cash or surrender of a portion of a then exercisable warrant. The aggregate number of shares issuable upon exercise of the warrants (assuming they are exercised for cash) would represent approximately 20 percent of the Common Stock (Nonvoting) outstanding as of June 30, 2000 after giving effect to their issuance. The Company determined the fair value of the warrants in accordance with FASB Statement 123, "Accounting and Disclosure of Stock Based Compensation," using the Black Scholes model. The fair value, estimated to be $12,150,000, has been recorded as a long-term asset and will be expensed on a straight-line basis over the life of the 10-year affiliation beginning January 1, 2002.

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

INTRODUCTION

The Company is a group broadcaster that operates eight network-affiliated television stations and one independent television station. The Company's revenues are derived principally from local and national advertising and, to a lesser extent, from network compensation for the broadcast of programming and revenues from studio rental and commercial production activities. The primary operating expenses involved in owning and operating television stations are employee salaries, depreciation and amortization, programming and advertising and promotion expenses. The Company's operating revenues are generally lower in the first quarter and generally higher in the fourth quarter than in the other two quarters, due in part to increases in retail advertising in the fall months in preparation for the holiday season, and in election years due to increased political advertising.

Comparisons of the Company's consolidated financial statements for the three and six months ended June 30, 2000 against prior periods have been affected by the sale of KEYE-TV, the CBS affiliate serving Austin, Texas, on August
31, 1999, and the significant investment the Company is making in local news and syndicated programming at KNTV. It is anticipated that comparisons of the Company's consolidated financial statements for the year ended December 31, 2000 against prior periods will also be affected by the aforementioned. Numbers referred to in the following discussion have been rounded to the nearest thousand.

The following table sets forth certain operating data for the three and six months ended June 30, 2000 and 1999:

                                                    THREE MONTHS ENDED JUNE 30,                  SIX MONTHS ENDED JUNE 30,
                                                    ---------------------------                  -------------------------
                                                     2000                 1999                    2000             1999
                                                     ----                 ----                    ----             ----
Operating income (loss)                    $       2,278,000    $      7,449,000        $     (1,332,000)  $     8,767,000
Add:
 Depreciation and amortization                     8,319,000           7,847,000              16,579,000        15,643,000
 Corporate expense                                 2,409,000           2,735,000               5,483,000         4,707,000
 Non-cash compensation                               216,000             260,000                 431,000           524,000
 Program amortization                              5,340,000           2,974,000              10,983,000         6,041,000
 Program payments                                 (5,651,000)         (3,504,000)             (9,624,000)       (7,218,000)
                                            -----------------   -----------------           ------------   ----------------

Broadcast cash flow                        $      12,911,000    $     17,761,000        $     22,520,000   $    28,464,000
                                           =================    ================        ================   ================


"Broadcast cash flow" is defined as operating income (loss) plus depreciation, amortization, corporate expense, non-cash compensation and program amortization, less program payments. The Company has included broadcast cash flow data because such data is commonly used as a measure of performance for broadcast companies and is also used by investors to measure a company's ability to service debt. Broadcast cash flow is not, and should not be used as an indicator or alternative to operating income, net income or cash flow as reflected in the consolidated financial statements. It is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

THREE MONTHS ENDED JUNE 30, 2000 AND 1999

Net revenue totaled $37,576,000; a decrease of $3,349,000 or 8 percent compared to $40,925,000 for the three months ended June 30, 1999. The decrease was primarily due to the sale of the Austin station in August 1999, offset in part, by increases in local and political advertising revenue.

Station operating expenses totaled $24,354,000; an increase of $1,720,000 or 8 percent compared to $22,634,000 for the three months ended June 30, 1999. The increase was primarily due to increases in programming expense at the Company's Warner Brothers Television Network (the "WB") affiliates and increased news expense at KNTV, the Company's San Jose station, offset in part, by decreased operating expenses as a result of the sale of the Austin station

Broadcast cash flow totaled $12,911,000; a decrease of $4,850,000 or 27 percent compared to $17,761,000 for the three months ended June 30, 1999. The decrease was primarily due to the decrease in net revenue and the increase in station operating expenses discussed above.

Amortization expense increased $456,000 or 7 percent primarily due to additional intangible amortization expense related to the acquisition of the San Francisco WB affiliate, offset in part, by the lower amortization expense resulting from the sale of the Austin station. Corporate expense decreased $326,000 or 12 percent primarily due to the earlier incurrence of certain expenses in the second quarter of 1999.

Net interest expense decreased $2,885,000 or 29 percent during the three months ended June 30, 2000 as compared to the same period a year earlier primarily due to lower levels of outstanding indebtedness. The Company used the net proceeds from the sale of the Austin station to repay $129,000,000 of debt during the third and fourth quarters of 1999. In addition, during the second quarter of 2000 the Company repurchased $52,948,000 face amount of its senior subordinated notes at various discounts, further reducing its debt outstanding. In connection with these repurchases, the Company recognized an extraordinary gain after the write-off of related deferred financing fees, net of tax, of $1,927,000.

The gain on insurance proceeds of $1,247,000 in 2000 and $2,655,000 in 1999 resulted from insurance proceeds received in excess of the net book value of assets destroyed by an ice storm and fire at the Company's Duluth station.

SIX MONTHS ENDED JUNE 30, 2000 AND 1999

Net revenue totaled $70,915,000 a decrease of $3,885,000 or 5 percent compared to $74,800,000 for the six months ended June 30, 1999. The decrease was primarily due to the sale of the Austin station, offset in part, by increases in local, national and political advertising revenue.

Station operating expenses totaled $49,753,000; an increase of $4,594,000 or 10 percent compared to $45,159,000 for the six months ended June 30, 1999. The increase was primarily due to increases in programming expense at the WB affiliates and increased news expense at KNTV, the Company's San Jose station, offset in part, by decreased operating expenses as a result of the sale of the Austin station.

Broadcast cash flow totaled $22,520,000; a decrease of $5,944,000 or 21 percent compared to $28,464,000 for the six months ended June 30, 1999. The decrease was primarily due to the decrease in net revenue and the increase in station operating expenses discussed above.

Amortization expense increased $929,000 or 7 percent primarily due to additional intangible amortization expense related to the acquisition of the San Francisco WB affiliate, offset in part, by lower amortization expense resulting from the sale of the Austin station. Corporate expense increased $776,000 or 16 percent primarily due to an increase in professional fees including those costs associated with the termination of the acquisition of the Buffalo UPN affiliate.

Net interest expense decreased $5,571,000 or 28 percent during the six months ended June 30, 2000 as compared to the same period a year earlier primarily due to lower levels of outstanding indebtedness. The Company used the net proceeds from the sale of the Austin station to repay $129,000,000 of debt during the third and fourth quarters of 1999. In addition, during the first and second quarter of 2000 the Company repurchased $89,338,000 face amount of its senior subordinated notes at various discounts, further reducing its debt outstanding. In connection with these repurchases, the Company recognized an extraordinary gain after the write-off of related deferred financing fees, net of tax, of $3,710,000.

LIQUIDITY AND CAPITAL RESOURCES

In July 1999, the Company and ABC agreed to terminate the ABC affiliation for KNTV, effective July 1, 2000. The Company received $14,000,000 in cash on September 1, 1999 in accordance with the agreement. As of May 31, 2000, the Company signed definitive agreements forming a Strategic Alliance with NBC. Pursuant to the Strategic Alliance, KNTV will become the NBC affiliate in the San Francisco-Oakland-San Jose, California market for a ten-year term commencing on January 1, 2002. In addition, NBC extended the term of the Company's NBC affiliation agreements with KSEE, WEEK and KBJR until December 31, 2011. As part of such extension, NBC shall pay the Company a total of $2,430,000 in affiliate compensation in equal semi-annual installments through December 31, 2001 at which time the affiliation payments terminate. In consideration for the San Francisco Affiliation, the Company will pay NBC $362,000,000 in nine annual installments, with the initial payment in the amount of $61,000,000 being due January 1, 2002. The Company has also agreed to pay not less than $1,800,000 during 2001 in promotion expenses in connection with KNTV's affiliation switch to NBC.

On June 10, 1998, the Company entered into a bank credit agreement (the "Credit Agreement") that provided for revolving credit borrowings of $260,000,000 and permits borrowings of up to an additional $240,000,000 on an uncommitted basis. On August 31, 1999, the Company sold its Austin television station for $160,000,000, the proceeds of which were used primarily to repay outstanding debt, including borrowings then outstanding under the Credit Agreement. As a result of this sale, the Company had Net Cash Proceeds, as defined in the Credit Agreement, of approximately $62,000,000. Pursuant to the terms of the Credit Agreement, the Company was required to reduce the revolving credit commitment by the amount of the Net Cash Proceeds.

The Credit Agreement can be used to fund future acquisitions of broadcast stations and for general working capital purposes, subject to certain limitations of the financial covenants thereunder. As of February 16 and March 17, 2000, the Company amended the Credit Agreement to revise the maximum consolidated total debt to consolidated cash flow maintenance ratio covenant (the "Covenant") contained therein. The Company anticipates that it will not be in compliance with the Covenant at September 30, 2000. The Company expects to enter into a new credit agreement by September 30, 2000, which will enable the Company to meet its short-term and long-term borrowing needs. If the new credit agreement is not completed prior to such date, the Company will seek to amend the Credit Agreement to be in compliance with the Covenant.

Cash flow used in operating activities was $751,000 during the six months ended June 30, 2000 compared to cash flow used in operating activities of $3,178,000 during the six months ended June 30, 1999, a decrease of $2,427,000 or 76 percent. The decrease was primarily due to lower cash interest expense and a less significant increase in net operating assets, offset in part, by lower operating cash flow.

Cash flow used in investing activities was $6,515,000 during the six months ended June 30, 2000 compared to $934,000 during the six months ended June 30, 1999. The increase was primarily the result of a decrease in insurance proceeds received and an increase in WB network affiliation payments.

Cash flow provided by financing activities was $3,400,000 during the six months ended June 30, 2000 compared to $5,857,000 during the six months ended June 30, 1999. The decrease resulted primarily from a net reduction in long-term debt borrowings, offset in part by a reduction in dividends paid.

The Company anticipates that future requirements for capital expenditures will include those incurred during the ordinary course of business, which include costs associated with the implementation of digital television technology. The Company believes that internally generated funds from operations and borrowings under a new credit agreement, if entered into, or the current Credit Agreement, if an amendment is obtained, will be sufficient to satisfy the Company's cash requirements for its existing operations for the next twelve months and for the foreseeable future thereafter. If neither a new credit agreement nor an amendment to the existing Credit Agreement is obtained, the Company anticipates that it would explore other alternatives including to sale of assets or equity.

                                     PART II


                                OTHER INFORMATION

Item 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               On February 11, 2000, the holders of all of the Company's Voting Common Stock, acting by unanimous consent, authorized the Company to issue to National Broadcasting Company, Inc.
               (1) a warrant to acquire 2,500,000 shares of Common Stock (Nonvoting) of the Company at an exercise price of $12.50 per share, and (2) a warrant to acquire 2,000,000 shares of Common Stock (Nonvoting) of the Company at an exercise price of $15.00 per share.

               On May 17, 2000, the holders of all of the Company's Voting Common Stock adopted resolutions by written consent in lieu of an annual meeting appointing Ernst & Young LLP as independent auditors of the Company, electing W. Don Cornwell, Stuart J. Beck, James L. Greenwald, Martin F. Beck, Edward Dugger III, Thomas R. Settle, Charles J. Hamilton, Jr., Robert E. Selwyn, Jr., M. Fred Brown, Jon E. Barfield and Veronica Pollard as directors of the Company, and approving the Company's 2000 Stock Option Plan.

Item 6.        EXHIBITS AND REPORTS ON FORM 8-K

                a.     EXHIBITS

                       4.51 Series A Warrant to purchase 2,500,000 shares of Common Stock of Granite Broadcsting Corporation issued May 31, 2000 to National Broadcasting Company, Inc.

                       4.52 Series B Warrant purchase 2,000,000 shares of Common Stock of Granite Broadcasting Corporation issued May 31, 2000 to National Broadcasting Company, Inc.

                       4.53  Registration Rights Agreement, dated as of
                             May 31, 2000, between Granite Broadcasting
                             Corporation and National Broadcasting Company,
                             Inc.

                       10.47 Network Affiliation Agreement, dated as of
                             May 31, 2000, among Granite Broadcasting
                             Corporation, the Parties set forth on Schedule I thereto, and NBC Television Network (KNTV(TV), KSEE, KBJR-TV and WEEK-TV).

                       10.48 Supplemental Agreement, dated as of May 31,
                             2000, between Granite Broadcasting Corporation and National Broadcasting Company, Inc.

                       27.   Financial Data Schedule.

                b.     REPORTS ON FORM 8-K

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

                                  GRANITE BROADCASTING CORPORATION
                                             Registrant

Date August 14, 2000              /s/           W. DON CORNWELL
                                  ----------------------------------------------
                                                   (W. Don Cornwell)
                                                Chief Executive Officer

Date August 14, 2000              /s/           LAWRENCE I. WILLS
                                  ----------------------------------------------
                                                   (Lawrence I. Wills)
                                       Vice President, Finance and Controller
                                            (Principal Accounting Officer)