Form 10-Q
period 2000-09-30
GRANITE BROADCASTING CORP
filed 2000-11-14
CIK 839621

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000
                                       OR

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
Yes     X             No
   -----------          ------------

                    (APPLICABLE ONLY TO CORPORATE ISSUERS:)

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class A Voting Common Stock, par value $.01 per share - 178,500 shares outstanding at November 14, 2000; Common Stock (Nonvoting), par value $.01 per share - 18,259,646 shares outstanding at November 14, 2000.

                          PART I. FINANCIAL INFORMATION
                        GRANITE BROADCASTING CORPORATION
                           CONSOLIDATED BALANCE SHEET

                                                                                                September 30,        December 31,
ASSETS                                                                                               2000                1999
                                                                                                 ------------        ------------
                                                                                                 (Unaudited)
Current assets:
   Cash and cash equivalents                                                                     $  4,510,340        $  5,453,542
   Accounts receivable, net                                                                        26,751,765          33,017,344
   Film contract rights                                                                            20,147,116          17,510,909
   Other assets                                                                                    13,445,012          10,399,749
                                                                                                 ------------        ------------
      Total current assets                                                                         64,854,233          66,381,544

Property and equipment, net                                                                        42,382,327          39,176,169
Film contract rights                                                                                8,961,182          11,125,490
Other non-current assets                                                                           15 511 659           3,142,422
Deferred financing fees, net                                                                        5,405,071           8,209,537
Intangible assets, net                                                                            582,504,311         602,555,693
                                                                                                 ------------        ------------
      Total Assets                                                                               $719,618,783        $730,590,855
                                                                                                 ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                              $  2,476,113        $  3,120,875
   Accrued interest                                                                                 7,406,147           3,487,384
   Income taxes payable                                                                             1,609,427           3,912,027
   Other accrued liabilities                                                                        5,245,116           3,867,448
   Film contract rights                                                                            17,743,415          22,049,869
   Other current liabilities                                                                        4,949,095           6,473,693
                                                                                                 ------------        ------------
     Total current liabilities                                                                     39,429,313          42,911,296

Long-term debt                                                                                    299,381,845         303,874,304
Film contract rights payable                                                                       26,204,190          18,000,393
Deferred tax liability                                                                             84,252,884          84,117,915
Cumulative Exchangeable Preferred Stock, net of offering costs                                    231,891,383         210,708,780
Other non-current liabilities                                                                      18,058,169          20,894,010
                                                                                                 ------------        ------------
       Total liabilities                                                                          699,217,784         680,506,698

Stockholders' equity:
   Common Stock: 41,000,000 shares authorized consisting of 1,000,000 shares of
     Class A Common Stock, $.01 par value, and 40,000,000 shares of Common Stock
     (Nonvoting), $.01 par value; 178,500 shares of Class A Common Stock and
     18,259,646 shares of Common Stock (Nonvoting) (17,964,081 shares at
     December 31,1999) issued and outstanding                                                         184,381             181,425
   Additional paid-in capital                                                                       7,869,332          17,909,802
   Accumulated earnings                                                                            14,830,945          35,123,239
   Less: Unearned compensation                                                                     (1,299,784)         (1,946,434)
         Treasury stock                                                                              (297,000)           (297,000)
         Note receivable from officer                                                                (886,875)           (886,875)
                                                                                                 ------------        ------------
     Total stockholders' equity                                                                    20,400,999          50,084,157
                                                                                                 ------------        ------------
     Total liabilities and stockholders' equity                                                  $719,618,783        $730,590,855
                                                                                                 ============        ============



                             See accompanying notes.

                        GRANITE BROADCASTING CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                              Three Months Ended September 30,    Nine Months Ended September 30,
                                                              --------------------------------    ------------------------------
                                                                 2000                1999             2000              1999
                                                              ------------       -------------    -------------    -------------
                                                                  (Unaudited)                               (Unaudited)
Net revenues                                                  $ 32,238,416       $  35,578,729    $ 103,153,475    $ 110,378,956
Station operating expenses                                      25,311,888          22,884,702       75,065,005       68,043,639
Write-off of film contracts                                      1,716,535                  --        1,716,535               --
Depreciation expense                                             1,486,325           1,447,013        4,293,606        4,247,228
Amortization expense                                             6,546,074           6,696,536       20,318,521       19,539,434
Corporate Expense                                                2,210,084           1,817,541        7,693,200        6,524,565
Non-cash compensation expense                                      215,550             204,193          646,650          727,901
                                                              ------------       -------------    -------------    -------------

Operating (loss) income                                         (5,248,040)          2,528,744       (6,580,042)      11,296,189

Other expenses:
   Equity in net loss of investee                                       --                  --               --          133,603
   Interest expense, net                                         7,214,096           9,232,562       21,641,674       29,231,335
   Non-cash interest expense                                       600,514             663,900        2,099,313        2,124,366
   Gain on station sales                                                --        (101,291,854)              --     (101,291,854)
   Gain from insurance settlement                                       --                  --       (1,247,105)      (2,655,408)
   Other                                                           505,532             725,893        1,333,516        1,396,597
                                                              ------------       -------------    -------------    -------------

(Loss) income before income taxes and extraordinary item       (13,568,182)         93,198,243      (30,407,440)      82,357,550

(Benefit) provision for income taxes                            (2,728,968)         37,953,269       (6,404,942)      34,488,279
                                                              ------------       -------------    -------------    -------------

(Loss) income before extraordinary item                        (10,839,214)         55,244,974      (24,002,498)      47,869,271
Extraordinary (loss) gain on early extinguishment
  of debt, net of tax                                                   --            (892,980)       3,710,204         (892,980)
                                                              ------------       -------------    -------------    -------------

Net (loss) income                                             $(10,839,214)      $  54,351,994    $ (20,292,294)   $  46,976,291
                                                              ============       =============    =============    =============

Net (loss) income attributable to common shareholders         $(18,041,457)      $  47,482,936    $ (41,474,897)   $  26,536,992
                                                              ============       =============    =============    =============

Per basic common share:
   (Loss) income before extraordinary item                    $      (0.98)      $        3.49    $       (2.45)   $        2.17
   Extraordinary (loss) gain                                            --               (0.06)             .20            (0.06)
                                                              ------------       -------------    -------------    -------------
   Net (loss) income                                          $      (0.98)      $        3.43    $       (2.25)   $        2.11
                                                              ============       =============    =============    =============

Weighted average common shares outstanding                      18,438,000          13,846,000       18,393,000       12,578,000

Net (loss) income attributable to common
   shareholders assuming dilution                             $(18,041,457)      $  47,972,605    $ (41,474,897)   $  28,212,941
                                                              ============       =============    =============    =============

Per common share assuming dilution:
   (Loss) income before extraordinary item                    $      (0.98)      $        2.53    $        2.45    $        1.55
   Extraordinary (loss) gain                                            --               (0.05)             .20            (0.05)
                                                              ------------       -------------    -------------    -------------
   Net (loss) income                                          $      (0.98)      $        2.48    $       (2.25)   $        1.50
                                                              ============       =============    =============    =============

Weighted average common shares outstanding assuming
   dilution                                                     18,438,000          19,369,000       18,393,000       18,770,000

                             See Accompanying Notes

                                Class A    Common       Additional
                                 Common    Stock         Paid-in       Retained
                                 Stock   (Nonvoting)     Capital       Earnings
                                -------  -----------  -------------   -----------
Balance at December 31, 1999     $1,785   $179,640      $17,909,802   $35,123,239
Dividends on Cumulative
  Exchangable Preferred Stock                           (20,807,492)
Accretion of offering costs
  related to Cumulative
  Exchangeable Preferred Stock                             (375,111)
Exercise of stock options                    2,303         (971,461)
Issuance of Common Stock
  (Nonvoting)                                  653             (653)
Stock expense related to
  stock plans                                               (35,593)
Issuance of Warrants                                     12,149,840
Net loss                                                              (20,292,294)
                                -------  -----------  -------------   -----------

Balance at September 30, 2000    $1,785   $182,596       $7,869,332   $14,830,945
                                =======  ===========  =============   ===========

                                                                               Total
                                   Unearned   Note Receivable   Treasury  Stockholders'
                                 Compensation  from Officer      Stock        Equity
                                 ------------ ---------------  ---------- -------------
Balance at December 31, 1999     $(1,946,434)    $(886,875)    $(297,000)  $50,084,157
Dividends on Cumulative
  Exchangable Preferred Stock                                              (20,807,492)
Accretion of offering costs
  related to Cumulative
  Exchangeable Preferred Stock                                                (375,111)
Exercise of stock options                                                     (969,158)
Issuance of Common Stock
  (Nonvoting)                                                                        -
Stock expense related to
  stock plans                        646,650                                   611,057
Issuance of Warrants                                                        12,149,840
Net loss                                                                   (20,292,294)
                                 ------------ ---------------  ---------- -------------

Balance at September 30, 2000    $(1,299,784)    $(886,875)    $(297,000)  $20,400,999
                                 ============ ===============  ========== =============

                        GRANITE BROADCASTING CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                    Nine Months Ended September 30,
                                                                                                    -------------------------------
                                                                                                        2000               1999
                                                                                                    ------------      -------------
                                                                                                              (Unaudited)
Cash flows from operating activities:
    Net (loss) income                                                                               $(20,292,294)     $  46,976,291
    Adjustments to reconcile net income to net cash provided by operating activities:
        Amortization of intangible assets                                                             20,318,521         19,539,434
        Depreciation                                                                                   4,293,606          4,247,228
        Non-cash compensation expense                                                                    646,650            727,901
        Non-cash interest expense                                                                      2,099,313          2,124,366
        Equity in net loss of investee                                                                        --            133,603
        Deferred tax expense                                                                             134,969          8,455,521
        Net gain on disposition of assets                                                                     --       (101,291,854)
        Gain from insurance proceeds                                                                  (1,247,105)        (2,655,408)
        Extraordinary (gain) loss                                                                     (6,183,674)         1,373,815
     Change in assets and liabilities net of amounts disposed:
         Decrease in accounts receivable, net                                                          6,265,579          4,338,206
         Increase in accounts payable and accrued liabilities                                          3,673,211          5,925,860
         Increase in income taxes payable                                                                170,870         23,353,730
         Increase in film contract rights and other non-current assets                                (3,944,822)       (29,912,752)
         Increase in film contract rights payable and other current liabilities                        4,656,989         24,007,617
         Decrease other non-current liabilities                                                         (246,938)        (1,529,915)
         Increase in other assets                                                                     (4,442,078)          (123,786)
                                                                                                    ------------      -------------
      Net cash provided by operating activities                                                        5,902,797          5,689,857
Cash flows from investing activities:
    Proceeds from disposition of assets, net                                                                  --        171,308,975
    Insurance proceeds received                                                                        1,627,572          6,747,789
    WB affiliation payment                                                                            (4,143,582)        (4,243,921)
    Investments                                                                                         (258,917)          (133,603)
    Capital expenditures                                                                              (7,353,240)       (10,315,767)
                                                                                                    ------------      -------------
      Net cash (used in) provided by investing activities                                            (10,128,167)       163,363,473
Cash flows from financing activities:
    Proceeds from bank loan                                                                           95,000,000         54,500,000
    Repayment of bank debt                                                                           (10,327,572)      (135,000,000)
    Retirement of senior subordinated notes                                                          (81,019,763)       (32,065,000)
    Dividends paid                                                                                            --         (1,776,629)
    Payment of deferred financing fees                                                                  (367,416)          (503,965)
    Other financing activities                                                                            (3,081)            68,109
                                                                                                    ------------      -------------
      Net cash provided by (used in) financing activities                                              3,282,168       (114,777,485)
                                                                                                    ------------      -------------
Net (decrease) increase in cash and cash equivalents                                                    (943,202)        54,275,845
Cash and cash equivalents, beginning of period                                                         5,453,542            762,392
                                                                                                    ------------      -------------
Cash and cash equivalents, end of period                                                            $  4,510,340      $  55,038,237
                                                                                                    ============      =============
Supplemental information:
    Cash paid for interest                                                                          $ 18,111,000      $  23,400,000
    Income taxes paid                                                                                    190,000          1,691,000
    Non-cash capital expenditures                                                                        147,000             88,000
    Non-cash dividend                                                                                 20,807,500         18,389,000
    Valuation of Warrants                                                                             12,150,000              --




                             See accompanying notes.

                        GRANITE BROADCASTING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Granite Broadcasting Corporation and its subsidiaries (the "Company"), have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the Company's consolidated financial statements and notes thereto for the year ended December 31, 1999 which were included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. All significant inter-company accounts and transactions have been eliminated. Data at and for the year ended December 31, 1999 are derived from the Company's audited consolidated financial statements. In the opinion of management, all adjustments of a normal recurring nature which are necessary for a fair presentation of the results for the interim periods have been made.

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

In July 1999, the Company and the American Broadcasting Companies, Inc. ("ABC") agreed to terminate the ABC affiliation for KNTV, effective July 1, 2000. The Company received $14,000,000 in cash on September 1, 1999 in accordance with the agreement. As of May 31, 2000, the Company signed definitive agreements forming a strategic alliance (the "Strategic Alliance") with the National Broadcasting Company, Inc. ("NBC"). Pursuant to the Strategic Alliance, KNTV will become the NBC affiliate in the San Francisco-Oakland-San Jose California television market for a ten-year term commencing on January 1, 2002 (the "San Francisco Affiliation"). The Company also extended the affiliation agreements of its three existing NBC affiliated stations, KSEE-TV, serving Fresno-Visalia, California; WEEK-TV, serving Peoria-Bloomington, Illinois and KBJR-TV, serving Duluth, Minnesota-Superior, Wisconsin until December 31, 2011. As part of such extension, NBC shall pay the Company a total of $2,430,000 in affiliate compensation in equal semi-annual installments through December 31, 2001, at which time the affiliation payments terminate. The Company has received permission from the FCC to increase KNTV's signal coverage, and began broadcasting at increased power in May 2000. The Company is also seeking to reach all cable homes in the San Francisco-Oakland-San Jose DMA through expanded cable coverage.

In consideration for the San Francisco affiliation, the Company agreed to pay NBC $362,000,000 in nine annual installments, with the initial payment in the amount of $61,000,000 being due January 1, 2002. In addition, the Company has agreed to spend not less than $1,800,000 prior to or after January 1, 2002 in advertising expense to promote KNTV's affiliation switch to NBC. Other terms of the agreement include a right of first refusal in favor of NBC on the sale of KNTV, and an NBC right to purchase KNTV upon an uncured event of default by the Company, at a value to be determined by an independent appraiser. In addition, NBC will have the right to terminate the San Francisco Affiliation if it elects to acquire an attributable interest in another station in the San Francisco-Oakland-San Jose television market upon payment to Granite of a fee of $14,500,000.

Additionally on May 31, 2000, in consideration for the San Francisco Affiliation, the Company granted NBC a warrant to acquire 2,500,000 shares of the Company's Common Stock (Nonvoting), par value $0.01 per share (the "Common Stock (Nonvoting)"), at an exercise price of $12.50 per share (the "A Warrant") and a warrant to purchase 2,000,000 shares of Common Stock (Nonvoting) at an exercise price of $15.00 per share (the "B Warrant"). The A Warrant vests in full on December 31, 2000 and expires on December 31, 2011. The B Warrant vests in full on January 1, 2002, if the San Francisco Affiliation is in effect on that date, and expires on December 31, 2011 or on any date prior to January 1, 2007 on which the San Francisco Affiliation is terminated. Each warrant may be exercised for cash or surrender of a portion of a then exercisable warrant. The aggregate number of shares issuable upon exercise of the warrants (assuming they are exercised for cash) would represent approximately 20 percent of the Common Stock (Nonvoting) outstanding as of September 30, 2000 after giving effect to their issuance. The Company determined the fair value of the warrants in accordance with FASB Statement 123, "Accounting and Disclosure of Stock Based Compensation," using the Black Scholes model. The fair value, estimated to be $12,150,000, has been recorded as a component of other non-current assets and will be expensed on a straight-line basis over the life of the 10-year affiliation beginning January 1, 2002.

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

INTRODUCTION

The Company is a group broadcaster that owns and operates nine television stations diversified in geography, network affiliation and growth characteristics. Six of the Company's television stations are affiliated with ABC, NBC and CBS, two stations are affiliated with the WB Network and KNTV is a news-oriented independent station. The Company and ABC agreed to terminate the ABC affiliation for KNTV effective July 1, 2000. As a result, KNTV is operating as an independent television station until January 1, 2002, when it will become the NBC affiliate serving the San Francisco-Oakland-San Jose television market. During this transition period, KNTV will experience revenue declines due to the absence of a network affiliation and increased expenses in local news and syndicated programming.

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

Comparisons of the Company's consolidated financial statements between the three and nine months ended September 30, 1999 and 2000 have been affected by the following:

     * the sale of KEYE-TV, the CBS affiliate serving Austin, Texas, in August 1999.
     *    significant increases in local news and programming expense at KNTV.
     *    significant increases in programming expense at the WB affiliates.

It is anticipated that comparisons of the Company's consolidated financial statements for the year ended December 31, 2000 against the prior period will be affected by the above. The Company further anticipates that results for the year ended December 31, 2001 will continue to be adversely impacted by the changes at KNTV discussed above.

The following table sets forth certain operating data for the three and nine-month periods ended September 30, 1999 and 2000:

                                                               Three months ended                          Nine months ended
                                                                  September 30,                              September 30,
                                                         --------------------------------         ---------------------------------
                                                             1999                 2000                1999               2000
                                                         ------------         -----------         ------------         ------------

Operating income (loss)                                  $  2,529,000         $(5,248,000)        $ 11,296,000         $ (6,580,000)
Depreciation and amortization                               8,144,000           8,032,000           23,786,000           24,612,000
Write-off of film contract rights                                  --           1,716,000                   --            1,716,000
Corporate expense                                           1,818,000           2,210,000            6,525,000            7,693,000
Non-cash compensation                                         204,000             216,000              728,000              647,000
Program amortization                                        3,420,000           5,320,000            9,463,000           16,303,000
Program payments                                           (3,236,000)         (5,504,000)         (10,455,000)         (15,128,000)
                                                         ------------         -----------         ------------         ------------

Broadcast cash flow                                      $ 12,879,000         $ 6,742,000         $ 41,343,000         $ 29,263,000
                                                         ============         ===========         ============         ============

"Broadcast cash flow" is defined as operating income (loss) plus time brokerage agreement fees, depreciation and amortization, write-off of film contract rights, corporate expense, non-cash compensation and program amortization, less program payments. The Company has included broadcast cash flow data because such data is commonly used as a measure of performance for broadcast companies and is also used by investors to measure a company's ability to service debt. Broadcast cash flow is not, and should not be used as an indicator or alternative to operating income, net income or cash flow as reflected in the consolidated financial statements. It is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Net revenue totaled $32,238,000 for the three months ended September 30, 2000, a decrease of $3,341,000 or 9 percent, compared to $35,579,000 for the same period last year. The decrease was primarily due to reduced revenue of $2,616,000 resulting from the sale of the Austin station in August 1999 and lower national revenue, primarily at the WB affiliates of $2,304,000 offset, in part, by an increase of $1,696,000 in political advertising.

Station operating expenses totaled $25,312,000 for the three months ended September 30, 2000, an increase of $2,427,000 or 11 percent, compared to $22,885,000 for the same period last year. The increase was due to increased expense in local news, primarily at KNTV, of $1,243,000 and increased program expense, primarily at KNTV and the WB affiliates of $1,800,000, offset in part by decreased operating expenses of $1,382,000 resulting from the sale of the Austin station.

In connection with the changes at KNTV discussed above, the station's designated market area was changed from Salinas Monterey to San Francisco-Oakland-San Jose on September 1, 2000. As a result, KNTV will no longer be able to broadcast certain syndicated programs because such programs are currently licensed to other stations in the San Francisco-Oakland-San Jose market. Consequently, the Company wrote-off the book value of these programs totaling $1,716,000 during the three months ended September 30, 2000.

Corporate expense totaled $2,210,000 for the three months ended September 30, 2000, an increase of $392,000 or 22 percent compared to $1,818,000 for the same period last year. The increase was primarily due to increased professional fees and timing of certain expenses incurred in 2000 compared to 1999.

Net interest expense totaled $7,214,000 for the three months ended September 30, 2000, a decrease of $2,019,000 or 22 percent compared to $9,233,000 for the same period last year. The decrease was primarily due to the use of a portion of the net proceeds from the sale of the Austin station in August 1999 to reduce outstanding indebtedness. In addition, during the first six months of 2000 the Company used bank borrowings to repurchase $89,338,000 face amount of its subordinated notes at various discounts, further reducing its debt outstanding.

The gain on the sale of assets of $101,292,000 in 1999 resulted from the sale of the Austin station.

During the three months ended September 30, 1999, the Company repurchased $32,065,000 of subordinated notes at various premiums, resulting in a net extraordinary loss of $893,000.

NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Net revenue totaled $103,153,000 for the nine months ended September 30, 2000, a decrease of $7,226,000 or 7 percent, compared to $110,379,000 for the same period last year. The decrease was primarily due to reduced revenue of $10,352,000 resulting from the sale of the Austin station in August 1999 offset, in part, by an increase of $4,489,000 in political advertising.

Station operating expenses totaled $75,065,000 for the nine months ended September 30, 2000, an increase of $7,021,000 or 10 percent, compared to $68,044,000 for the same period last year. The increase was primarily due to additional investments made in local news, primarily at KNTV, of $7,120,000 and increased program expense, primarily at KNTV and the WB affiliates of $2,838,000, offset in part by decreased operating expenses of $5,549,000 resulting from the sale of the Austin station.

In connection with the changes at KNTV discussed above, the station's designated market area was changed from Salinas Monterey to San Francisco-Oakland-San Jose on September 1, 2000. As a result, KNTV will no longer be able to broadcast certain syndicated programs because such programs are currently licensed to other stations in the San Francisco-Oakland-San Jose market. Consequently, the Company wrote-off the book value of these programs totaling $1,716,000 during the nine months ended September 30, 2000.

Corporate expense increased $1,168,000 or 18 percent during the nine months ended September 30, 2000 as compared to the same period last year primarily due to an increase in professional fees, which includes the costs associated with the planned acquisition of the Buffalo UPN affiliate that was not consummated.

Net interest expense totaled $21,642,000 for the nine months ended September 30, 2000, a decrease of $7,589,000 or 26 percent compared to $29,231,000 for the same period last year. The decrease was primarily due to the use of a portion of the net proceeds from the sale of the Austin station in August 1999 to reduce outstanding indebtedness. In addition, during the first six months of 2000 the Company used bank borrowings to repurchase $89,338,000 face amount of its subordinated notes at various discounts, further reducing its debt outstanding.

The gain on the sale of assets of $101,292,000 in 1999 resulted from the sale of the Austin station. The Company sustained severe damage to certain assets in Duluth, Minnesota resulting from an ice storm that occurred in 1999. The Company wrote-off the book balances of the destroyed assets and received insurance proceeds for replacement assets during 1999, resulting in a gain of $2,655,000. Additional insurance proceeds were received in 2000 resulting in a gain of $1,247,000.

 As mentioned above, the Company repurchased $89,338,000 face amount of its senior subordinated notes at various discounts in 2000, resulting in extraordinary gain on the early extinguishment of debt, net of tax, of $3,710,000. During 1999, the Company repurchased $59,255,000 of subordinated notes at various premiums, resulting in a net extraordinary loss of $893,000.

LIQUIDITY AND CAPITAL RESOURCES

In July 1999, the Company and ABC agreed to terminate the ABC affiliation for KNTV effective July 1, 2000. The Company received $14,000,000 in cash on September 1, 1999 in accordance with the agreement. As of May 31, 2000, the Company signed definitive agreements forming a strategic alliance with NBC. Pursuant to the agreements, KNTV will become the NBC affiliate in the San Francisco-Oakland-San Jose, California market for a ten-year term commencing January 1, 2002. In consideration for the San Francisco affiliation, the Company agreed to pay NBC $362,000,000 in nine annual installments, with the initial payment in the amount of $61,000,000 being due January 1, 2002. In addition, NBC extended the term of the Company's NBC affiliation agreements with KSEE, WEEK and KBJR until December 31, 2011. As a part of such extension, NBC shall pay the Company a total of $2,430,000 in affiliate compensation in equal semi-annual installments through December 31, 2001, at which time the affiliation payments terminate. The Company has also agreed to spend not less than $1,800,000 prior to or after January 1, 2002 in advertising expense to promote KNTV's affiliation switch to NBC.

On June 10, 1998, the Company entered into a bank credit agreement (the "Credit Agreement") that provided for revolving credit borrowings of $260,000,000 and permits borrowings of up to an additional $240,000,000 on an uncommitted basis. On August 31, 1999, the Company sold its Austin television station for $160,000,000, the proceeds of which were used to repay outstanding debt, including borrowings then outstanding under the Credit Agreement. As a result of this sale, the Company had Net Cash Proceeds, as defined in the Credit Agreement, of approximately $62,000,000. Pursuant to the terms of the Credit Agreement, the Company was required to reduce the revolving commitment by the amount of the Net Cash Proceeds.

The Credit Agreement can be used to fund future acquisitions of broadcast stations and for general working capital purposes, subject to certain limitations of the financial covenants thereunder. As of February 16 and March 17, 2000, the Company amended the Credit Agreement to revise the maximum total debt ratio contained therein. The Company was not in compliance with the maximum total debt ratio and the minimum fixed charge coverage ratio at September 30, 2000, however the banks waived compliance with such ratios at September 30, 2000 until March 30, 2001. In addition, the Credit Agreement was amended to, among other things, revise the maximum total debt ratio and minimum fixed charge ratio through December 31, 2000 and change the maturity date of the Credit Agreement from December 31, 2005 to March 31, 2002. The Company expects to terminate the Credit Agreement and repay all outstanding borrowings under the Credit Agreement with the proceeds from the sale of senior debt securities. If required, the Company will explore other alternatives including the sale of assets or equity. As of November 13, 2000, the Company had $101,672,000 in borrowings outstanding under the Credit Agreement. In the event that the Company does not repay all outstanding borrowings under the Credit Agreement prior to March 30, 2001, the Company will be in default under the Credit Agreement unless it obtains further waivers from the banks thereunder.

Cash flows provided by operating activities was $5,903,000 during the nine months ended September 30, 2000 compared to $5,690,000 during the nine months ended September 30, 1999, an increase of $213,000 or 4 percent. The decrease was primarily due to lower cash paid for interest, offset in part by lower operating cash flow.

Cash flows used in investing activities was $10,128,000 during the nine months ended September 30, 2000 compared to cash flows provided by investing activities of $163,363,000 during the nine months ended September 30, 1999, a decrease of $173,491,000. The decrease was primarily due to the proceeds from the disposition of the Austin station in 1999 and reduced insurance proceeds from the damage sustained at the Duluth station.

Cash flows provided by financing activities was $3,282,000 during the nine months ended September 30, 2000 compared to cash used in financing activities of $114,777,000 during the nine months ended September 30, 1999, an increase of $118,059,000. The increase was due to significantly less net debt repayments during 2000 and the elimination of cash dividend payments.

The Company anticipates that future requirements for capital expenditures will include those incurred during the ordinary course of business, approximately $13,500,000 of costs associated with the implementation of digital television technology over the next eighteen months and costs associated with the expansion of KNTV's studio building over the next three years in excess of $20,000,000. The Company believes that internally generated funds from operations and excess proceeds from the planned sale of senior debt securities will be sufficient to satisfy the Company's cash requirements for its existing operations for the next twelve months, and for the forseeable future thereafter. If required, the Company will explore other alternatives including the sale of assets or equity.

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

ITEM 6.        Exhibits and Reports on Form 8-K

               a.     EXHIBITS

                      10.49 Form of Limited Waiver and Fourth Amendment, dated November 6, 2000, to Fourth and Restated Credit Agreement, dated as of June 10, 1998, as amended, by and among the Company, the lenders listed therein, and Bankers Trust Company, as Administrative Agent, The Bank of New York as Documentation Agent, and Goldman Sachs Credit Partners L.P., Union Bank of California, N.A. and ABN-Amro Bank N.V. as Co-Agents.

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

                                    GRANITE BROADCASTING CORPORATION
                                                   Registrant

Date November 14, 2000              /s/            W. DON CORNWELL
                                    ------------------------------------------
                                                   (W. Don Cornwell)
                                                Chief Executive Officer

Date November 14, 2000              /s/          LAWRENCE I. WILLS
                                    ------------------------------------------
                                                (Lawrence I. Wills)
                                       Vice President, Finance and Controller
                                            (Principal Accounting Officer)