Form 10-K
period 2000-12-31
GRANITE BROADCASTING CORP
filed 2001-04-02
CIK 839621

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000                   Commission file number 0-19728


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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

         As of March 1, 2001, 18,251,977 shares of Granite Broadcasting Corporation Common Stock (Nonvoting) were outstanding. The aggregate market value (based upon the last reported sale price on the Nasdaq National Market on March 1, 2001) of the shares of Common Stock (Nonvoting) held by non-affiliates was approximately $43,282,260 (For purposes of calculating the preceding amounts only, all directors and executive officers of the registrant are assumed to be affiliates.) As of March 1, 2001, 178,500 shares of Granite Broadcasting Corporation Class A Voting Common Stock were outstanding, all of which were held by affiliates.

                                    --------

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of Item 14 of Part IV are incorporated by reference to:
Granite Broadcasting Corporation's Registration Statement No. 33-43770, filed on November 5, 1991; Amendment No. 2 to Granite Broadcasting Corporation's Registration Statement No. 33-71172, filed on December 16, 1993; Granite Broadcasting Corporation's Annual Report on Form 10-K for the year ended December 31, 1994, filed on March 29, 1995; Granite Broadcasting Corporation's Current Report on Form 8-K, filed on July 14, 1995; Granite Broadcasting Corporation's Registration Statement No. 33-94862, filed on July 21, 1995; Amendment No. 2 to Granite Broadcasting Corporation's Registration Statement No. 33-94862, filed on October 6, 1995; Granite Broadcasting Corporation's Annual Report on Form 10-K for the year ended December 31, 1995, filed on March 28, 1996; Granite Broadcasting Corporation's Annual Report on Form 10-K for the year ended December 31, 1996, filed on March 21, 1997; Granite Broadcasting Corporation's Current Report on Form 8-K, filed on October 17, 1997; Granite Broadcasting Corporation's Current Report on Form 8-K, filed on March 2, 1998; Granite Broadcasting Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, filed on May 1, 1998; Granite Broadcasting Corporation's Registration Statement No. 333-56327, filed on June 8, 1998; Granite Broadcasting Corporation's Current Report on Form 8-K, filed on July 1, 1998; Granite Broadcasting Corporation's Current Report on Form 8-K, filed on August 13, 1998; Granite Broadcasting Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed on March 30, 2000; Granite Broadcasting Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, filed on May 15, 2000; Granite Broadcasting Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed on August 14, 2000; Granite Broadcasting Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed on November 14, 2000; and Granite Broadcasting Corporation's Current Report on Form 8-K filed on March 9, 2001.

                                     PART I


ITEM 1.  BUSINESS

         Granite Broadcasting Corporation ("Granite" or the "Company"), a Delaware corporation, is a group broadcasting company founded in 1988 to acquire and manage network-affiliated television stations and other media and communications-related properties. The Company's goal is to identify and acquire properties that management believes have the potential for substantial long-term appreciation and to aggressively manage such properties to improve their operating results. The Company currently owns and operates eight network-affiliated television stations and one independent station: WTVH-TV, the CBS affiliate serving Syracuse, New York ("WTVH"); KSEE-TV, the NBC affiliate serving Fresno-Visalia, California ("KSEE"); WPTA-TV, the ABC affiliate serving Fort Wayne, Indiana ("WPTA"); WEEK-TV, the NBC affiliate serving Peoria-Bloomington, Illinois ("WEEK-TV"); KBJR-TV, the NBC affiliate serving Duluth, Minnesota and Superior, Wisconsin ("KBJR"); WKBW-TV, the ABC affiliate serving Buffalo, New York ("WKBW"); WDWB-TV, the WB Network affiliate serving Detroit, Michigan ("WDWB"); KBWB-TV, the WB Network affiliate serving San Francisco-Oakland-San Jose, California ("KBWB") and KNTV, an independent station serving San Francisco-Oakland-San Jose, California ("KNTV") which will become the NBC affiliate serving this market on January 1, 2002. KBJR and WEEK were acquired in separate transactions in October 1988, WPTA was acquired in December 1989, KNTV was acquired in February 1990, WTVH and KSEE were acquired in December 1993, WKBW was acquired in June 1995, WDWB was acquired in January 1997 and KBWB was acquired in July 1998. The Company owns all but one of its television stations through separate wholly owned subsidiaries (collectively, the "Subsidiaries"; references herein to the "Company" or to "Granite" include Granite Broadcasting Corporation and the Subsidiaries). The Company's long-term objective is to acquire additional television stations and to pursue acquisitions of other media and communications-related properties in the future. The Company is committed to building its station Internet business consistent with the goal of using the unique technological capabilities of the Internet to deliver local news, weather and sports information to viewer computers at home and at work. The Company's Internet strategy is based on the view that via the Internet the Company's stations can provide a high quality interactive advertising environment in which local businesses can reach consumers at home and at work.

RECENT DEVELOPMENTS

   NEW SENIOR CREDIT AGREEMENT

On March 6, 2001, the Company entered into an amended and restated $205,000,000 Senior Credit Agreement (the "Credit Agreement"). The Credit Agreement consists of a $110,000,000 Tranche A term loan and a $95,000,000 Tranche B term loan. The proceeds from the Credit Agreement were used (i) to repay all outstanding borrowings under the Company's existing senior revolving credit facility, (ii) to prepay the first installment under the KNTV NBC affiliation agreement (as described below), (iii) to pay certain fees and expenses associated with the Credit Agreement and (iv) for general working capital purposes. The Tranche A and Tranche B term loans bear interest annually at the greater of LIBOR plus 5.50% or 12% payable monthly. In addition, the Tranche B term loan accrues simple deferred interest at an annual rate of 6% which is payable when the Credit Agreement matures on December 31, 2003. The Company also granted to the Tranche B lenders a warrant to purchase 753,491 shares of Common Stock (Nonvoting), par value $.01 per share, at an exercise price of $1.75 per share. The warrant is fully vested and remains exercisable until March 6, 2006.

   KNTV NBC AFFILIATION

         On May 31, 2000 the Company entered into a series of definitive agreements with the National Broadcasting Company, Inc. ("NBC"). Pursuant to the these agreements, KNTV will become the NBC affiliate in the San Francisco-Oakland-San Jose, California television market for a ten year term commencing on January 1, 2002 (the "San Francisco Affiliation"). The Company also extended the affiliation agreements of its three existing NBC affiliates, KSEE, WEEK and KBJR until December 31, 2011. As part of such extension, NBC agreed to pay the Company a total of $2,430,000 in affiliate compensation in equal semi-annual installments through December 31, 2001, at which time the affiliation payments terminate.

         In consideration for the San Francisco Affiliation, the Company was to pay NBC $362,000,000 in nine annual installments, with the initial payment in the amount of $61,000,000 being due January 1, 2002. On March 6, 2001, the San Francisco Affiliation was amended to reduce the January 1, 2002 installment to $30,500,000 and defer the remaining $30,500,000 of the original initial payment until January 1, 2005. After giving effect to these changes, the present value of the new payment schedule is substantially unchanged from the original terms. The Company prepaid the January 1, 2002 installment on March 6, 2001 with proceeds from the Credit Agreement, paying $27,778,694, which represents the present value of that installment discounted at 12%.

         Other terms of the agreement include a right of first refusal in favor of NBC on the sale of KNTV, and an NBC right to purchase KNTV upon an uncured event of default by the Company, at a value to be determined by an independent appraiser. In addition, NBC will have the right to terminate the San Francisco Affiliation if it elects to acquire an attributable interest in another station in the San Francisco-Oakland-San Jose television market upon payment to Granite of a fee of at least $14,500,000. The Company and NBC have commenced a new secondary affiliation for KNTV. Under the secondary affiliation KNTV has first rights on in-market "pre-empted" programming and other non-network programs. Branding rights enable KNTV to identify itself as KNTV NBC3 and KNTV NBC News.

         Additionally on May 31, 2000, in consideration for the San Francisco Affiliation, the Company granted NBC a warrant to acquire 2,500,000 shares of the Company's Common Stock (Nonvoting), par value $0.01 per share (the "Common Stock (Nonvoting)"), at an exercise price of $12.50 per share (the "A Warrant") and a warrant to purchase 2,000,000 shares of Common Stock (Nonvoting) at an exercise price of $15.00 per share (the "B Warrant"). The A Warrant vested in full on December 31, 2000 and expires on December 31, 2011. The B Warrant vests in full on January 1, 2002, if the San Francisco Affiliation is in effect on that date, and expires on December 31, 2011 or on any date prior to January 1, 2007 on which the San Francisco Affiliation is terminated. Each warrant may be exercised for cash or surrender of a portion of a then exercisable warrant.
The fair value, estimated to be $12,150,000, has been recorded as a component of other non-current assets and will be expensed on a straight-line basis over the life of the San Francisco Affiliation beginning January 1, 2002.

         On May 4, 2000, pursuant to authority granted by the FCC, KNTV began broadcasting at a power level that is double its previously authorized level. Broadcasting with a new transmitter from Loma Prieta mountain, KNTV's over the air signal now reaches over 7 million viewers and covers 90 percent of the San Francisco-Oakland-San Jose, California television market.

         On July 1, 2000 KNTV's affiliation with the American Broadcasting Companies, Inc. ("ABC") terminated pursuant to the terms of the Company's September 1999 agreement with ABC. The Company received $14,000,000 in cash on September 1, 1999 in accordance with the affiliation termination agreement.

         On October 1, 2000 the Company and AT&T Broadband Management Corporation ("AT&T"), the Bay Area's leading cable operator, signed a five-year, renewable cable carriage and marketing agreement. As a result of this agreement, it is expected that KNTV will be delivered to approximately 90% of the cable television households in the San Francisco-Oakland-San Jose market by January 1, 2002.

   PAXSON JOINT SALES AGREEMENTS - SAN FRANCISCO AND FRESNO

         On May 15, 2000 KNTV and KSEE entered into Joint Sales Agreements with Paxson Communication Corporation. Under the agreements, these stations will provide sales and marketing, as well as local and news programming for PAX TV.

COMPANY AND INDUSTRY OVERVIEW

         The following table sets forth general information for each of the Company's television stations:

                                                                                   OTHER
                                                                                 COMMERCIAL       EXPIRATION
               MARKET            DATE OF     CHANNEL/     NETWORK       MARKET    STATIONS          DATE OF
STATION         AREA           ACQUISITION   FREQUENCY   AFFILIATION    RANK(1)    IN DMA         FCC LICENSE
- -------       --------         -----------   ---------   -----------    -----    -----------      -----------
KBWB-TV       San Francisco -
              Oakland -
              San Jose, CA     07/20/98       20/UHF         WB          5           19(2)          12/01/06

WDWB-TV       Detroit, MI      01/31/97       20/UHF         WB          9            9             10/01/05

WKBW-TV       Buffalo, NY      06/29/95        7/VHF        ABC         44            8             06/01/07

KNTV(TV)      San Francisco -
              Oakland -
              San Jose, CA     02/05/90       11/VHF    Independent(4)   5           19(2)          12/01/06

KSEE-TV       Fresno-
              Visalia, CA      12/23/93       24/UHF        NBC         54           10(3)          12/01/06

WTVH-TV       Syracuse, NY     12/23/93        5/VHF        CBS         80            6             06/01/07


WPTA-TV       Fort Wayne, IN   12/11/89       21/UHF        ABC        104            5             08/01/05

WEEK-TV       Peoria -
              Bloomington,
              IL               10/31/88       25/UHF        NBC        112            5             12/01/05

KBJR-TV       Duluth, MN -
              Superior, WI     10/31/88        6/VHF        NBC        132            5             12/01/05


- -----------------

(1) "Market rank" refers to the size of the television market or Designated Market Area ("DMA") as defined by the A.C. Nielsen Company ("Nielsen"). All market rank data is derived from the Nielsen Station Index for September 2000.

(2) Includes KDTV, San Francisco and KSTS, San Jose, both of which broadcast entirely in Spanish.

(3) Includes KFTV Hanford-Fresno and KMSG, Sanger-Fresno, both of which broadcast entirely in Spanish.

(4)  See page 1 - "Recent Developments--KNTV NBC Affiliation."



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

                          GROSS REVENUES, BY CATEGORY,
                           FOR THE COMPANY'S STATIONS
                             (dollars in thousands)

                                                              YEARS ENDED DECEMBER 31,
                           -----------------------------------------------------------------------------------------
                                     1996                1997           1998                1999              2000
                           -----------------------------------------------------------------------------------------
                            AMOUNT      %     AMOUNT      %      AMOUNT      %     AMOUNT      %      AMOUNT      %
                            ------   -------  ------   -------   ------   -------  ------   -------   ------   -----
Local/Regional(1)........   $73,491    47.5%  $87,412    48.3%   $89,144   46.0%   $89,626   49.2%     $82,466   48.3%
National(2)..............    61,945    40.0    78,833    43.5     76,446   39.4     79,780   43.7       68,624   40.2
Network Compensation(3)..     7,289     4.7     7,859     4.3      6,715    3.5      5,074    2.8        4,418    2.6
Political(4).............     7,265     4.7     1,036     0.6     15,752    8.1      2,601    1.4       10,413    6.1
Other Revenue(5).........     4,851     3.1     5,943     3.3      5,877    3.0      5,249    2.9        4,854    2.8
                           --------  ------   -------  ------   --------  ------  --------  ------    --------  -----
Total....................  $154,841  100.0%  $181,083   100.0%  $193,934  100.0%  $182,330  100.0%    $170,775  100.0%
                           ========  ======  ========   ======  ========  ======  ========  ======    ========  ======

- ------------------

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

         Automobile advertising constitutes the Company's single largest source of gross revenues, accounting for approximately 18% of the Company's total gross revenues in 2000. Gross revenues from restaurants and entertainment-related businesses accounted for approximately 13% of the Company's total gross revenues in 2000. Each other category of advertising revenue represents less than 6% of the Company's total gross revenues.

         The following is a description of each of the Company's television stations:

   KBWB: SAN FRANCISCO-OAKLAND-SAN JOSE, CALIFORNIA

         KBWB began operations in 1968 and commenced operating as a WB Network affiliate in 1995.

         The San Francisco-Oakland-San Jose economy is centered around apparel, banking and finance, biosciences, engineering and architecture, film and TV production, health care, high technology, manufacturing, multimedia, telecommunications, tourism and wineries. The average household income in the DMA was $58,082, according to estimates provided in the BIA Investing in Television 2000 Market Report (the "BIA Report"). Leading employers in the area include Safeway Supermarkets, Hewlett-Packard, Seagate Technology, The Gap, Intel, Chevron, Oracle, Kaiser-Permanente and Levi-Strauss. The San Francisco-Oakland-San Jose DMA is also the home of several universities, including the University of California Berkeley, San Francisco State University, San Jose State University, Stanford University, California State University-Hayward, Santa Clara University and the University of San Francisco, with aggregate enrollment estimated at over 122,000.

   WDWB: DETROIT, MICHIGAN

         WDWB began operating in 1962 and commenced operating as a WB Network affiliate in 1995.

         Detroit is the 9th largest DMA in the United States with a total of approximately 1,856,000 television households and a population of approximately 4,988,000 according to the BIA Report. Detroit's economy is based on manufacturing, retail and health services. The largest employers are General Motors, Ford Motor Company, Daimler-Chrysler, Detroit Medical Center, Henry Ford Health System and Blue Cross Blue Shield of Michigan. The average household income in the DMA is $48,481 according to estimates provided in the BIA Report.

   WKBW: BUFFALO, NEW YORK

         WKBW began operations in 1958 and is affiliated with ABC.

         The Buffalo economy is centered around manufacturing, government, health services and financial services. The average household income in the DMA was $38,128, according to estimates provided in the BIA Report. Leading employers in the area include General Motors, Ford Motor Company, American Axle and Manufacturing, M&T Bank, Fleet Bank, Roswell Park Cancer Institute, Buffalo General Hospital, NYNEX, Tops Markets and DuPont.

   KNTV: SAN FRANCISCO-OAKLAND-SAN JOSE, CALIFORNIA

         KNTV began operations in 1955, and is currently operating as an independent station until December 31, 2001. KNTV was affiliated with ABC until July 1, 2000. On January 1, 2002, KNTV will become an NBC affiliate. (See the description of the San Francisco-Oakland-San Jose, California market above).

   KSEE: FRESNO-VISALIA, CALIFORNIA

         KSEE began operations in 1953 and is affiliated with NBC.

         Fresno and the San Joaquin Valley is one of the most productive agricultural areas in the world with over 6,000 square miles planted with more than 250 different crops. Although farming continues to be the single most important part of the Fresno area economy, the area now attracts a variety of service-based industries and manufacturing and industrial operations. No single employer or industry dominates the local economy. The average income by household in the DMA was $35,730, according to estimates provided in the BIA Report. The Fresno-Visalia DMA is also the home of several universities, including Fresno State University, with aggregate enrollment estimated at over 40,000.

   WTVH: SYRACUSE, NEW YORK

         WTVH began operations in 1948 and is affiliated with CBS.

         The Syracuse economy is centered on manufacturing, education and government. The average income by household in the DMA was $38,717, according to estimates provided in the BIA Report. Prominent corporations located in the area include Carrier Corporation, New Venture Gear, Bristol-Myers Squibb, Crouse-Hinds, Nestle Foods and Lockheed/Martin. The Syracuse DMA is also the home of several universities, including Syracuse University, Cornell University and Colgate University, with enrollments aggregating over 50,000 students.

   WPTA: FORT WAYNE, INDIANA

         WPTA began operations in 1957 and is affiliated with ABC.

         The Fort Wayne economy is centered on manufacturing, government, insurance, financial services and education. The average income by household in the DMA was $44,111, according to estimates provided in the BIA Report. Prominent corporations located in the area include Magnavox, Lincoln National Life Insurance, General Electric, General Motors, North American Van Lines, GTE, Dana, Phelps Dodge, ITT, and Tokheim. Fort Wayne is also the home of several universities, including the joint campus of Indiana University and Purdue University at Fort Wayne, with enrollments aggregating over 11,000 students.

   WEEK: PEORIA-BLOOMINGTON, ILLINOIS

         WEEK began operations in 1953 and is affiliated with NBC.

         The Peoria economy is centered on agriculture and heavy equipment manufacturing but has achieved diversification with the growth of service-based industries such as conventions, healthcare and higher technology manufacturing. Prominent corporations located in Peoria include Caterpillar, Bemis, Central Illinois Light Company, Commonwealth Edison Company, Komatsu-Dresser Industries, IBM, Trans-Technology Electronics and Keystone Steel & Wire. In addition, the United States Department of Agriculture's second largest research facility is located in Peoria, and the area has become a major regional healthcare center. The economy of Bloomington, on the other hand, is focused on insurance, education, agriculture and manufacturing. Prominent corporations located in Bloomington include State Farm Insurance Company, Country Companies Insurance Company and Diamond-Star Motors Corporation (a subsidiary of Mitsubishi). The average income by household in the DMA was $46,184, according to estimates provided in the BIA Report. The Peoria-Bloomington area is also the home of numerous institutions of higher education including Bradley University, Illinois Central College, Illinois Wesleyan University, Illinois State University, Eureka College and the University of Illinois College of Medicine, with enrollments aggregating over 38,000 students.

   KBJR: DULUTH, MINNESOTA AND SUPERIOR, WISCONSIN

         KBJR began operations in 1954 and is affiliated with NBC.

         The area's primary industries include mining, fishing, food products, paper, medical, shipping, tourism and timber. The average income by household in the DMA was $33,577, according to estimates provided in the BIA Report. Duluth is one of the major ports in the United States out of which iron ore, coal, limestone, cement, grain, paper and chemicals are shipped. Prominent corporations located in the area include Northwest Airlines, Minnesota Power, U.S. West, Mesabi & Iron Range Railway Co., Walmart, Jeno Paulucci International, Lake Superior Industries, Potlatch Corporation, Boise Cascade, Burlington Northern Railway, Target (Dayton-Hudson Corporation), ConAgra, International Multifoods, Peavey, Cargill, U.S. Steel, Cleveland-Cliffs Corporation, NorWest Bank, Shopko, Cub Foods and Advanstar. The Duluth-Superior area is also the home of numerous educational institutions such as the University of Minnesota-Duluth, the University of Wisconsin-Superior and the College of St. Scholastica, with enrollments aggregating over 12,000 students.

   NETWORK AFFILIATION

         Whether or not a station is affiliated with one of the major networks, NBC, ABC, CBS, Fox (the "Traditional Networks"), the Warner Brothers Network (the "WB Network") or United Paramount Networks ("UPN" and collectively with the WB Network and the Traditional Networks, the "Networks"), has a significant impact on the composition of the station's revenues, expenses and operations. A typical Traditional Network affiliate receives a significant portion of its programming each day from the Network. This programming, along with cash payments, is provided to the affiliate by the Traditional Network in exchange for a substantial majority of the advertising inventory during Network programs. The Traditional Network then sells this advertising time and retains the revenues so generated. A typical WB Network or UPN affiliate receives prime time programming from the Network pursuant to arrangements agreed upon by the affiliate and the Network.

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

         Each of the Company's stations, except KNTV, is affiliated with a Network pursuant to an affiliation agreement. KSEE, WEEK and KBJR are affiliated with NBC; WPTA and WKBW are affiliated with ABC; WTVH is affiliated with CBS; and KBWB and WDWB are affiliated with the WB Network. KNTV is currently operating as an independent station, but will become an NBC affiliate on January 1, 2002. (See page 1 - "Recent Developments")

         In substance, each Traditional Network affiliation agreement provides the Company's station with the right to broadcast all programs transmitted by the Network with which it is affiliated. In exchange, the Network has the right to sell a substantial majority of the advertising time during such broadcast. In addition, for every hour that the station elects to broadcast Traditional Network programming, generally the Network pays the station a fee, specified in each affiliation agreement, which varies with the time of day. Typically, "prime-time" programming (Monday through Saturday 8-11 p.m. and Sunday 7-11 p.m. Eastern Time) generates the highest hourly rates. Rates are subject to increase or decrease by the Network during the term of each affiliation agreement, with provisions for advance notice to, and right of termination by, the station in the event of a reduction in rates. Under the terms of the San Francisco Affiliation, NBC's obligation to pay such fees to KSEE, WEEK and KBJR terminates after December 31, 2001.

         Under each WB Network affiliation agreement, the Company's stations receive "prime-time" programming from the WB Network. KBWB and WDWB pay an affiliation fee for the programming it receives pursuant to its affiliation agreement.

         The Network affiliation agreements provide for contract terms of ten years (other than the WB Affiliation agreement for WDWB, which is seven years). Under each of the Company's affiliation agreements, the Networks may, under certain circumstances, terminate the agreement upon advance written notice. Under the Company's ownership, none of its stations has received a termination notice from its respective Network.

   COMPETITION

         The financial success of the Company's television stations is dependent on audience ratings and revenues from advertisers within each station's geographic market. The Company's stations compete for revenues with other television stations in their respective markets, as well as with other advertising media, such as newspapers, radio, magazines, outdoor advertising, transit advertising, yellow page directories, the Internet, direct mail and local cable systems. Some competitors are part of larger companies with substantially greater financial resources than the Company.

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

         Conventional commercial television broadcasters also face competition from other programming, entertainment and video distribution systems, the most common of which is cable television. These other programming, entertainment and video distribution systems can increase competition for a broadcasting station by bringing into its market distant broadcasting signals not otherwise available to the station's audience and also by serving as distribution systems for non-broadcast programming. Programming is now being distributed to cable television systems by both terrestrial microwave systems and by satellite. Other sources of competition include home entertainment systems (including video cassette recorders and playback systems, video discs and television game devices), the Internet, multi-point distribution systems, multichannel multi-point distribution systems, video programming services available through the Internet and other video delivery systems. The Company's television stations also face competition from direct broadcast satellite services which transmit programming directly to homes equipped with special receiving antennas and from video signals delivered over telephone lines. Satellites may be used not only to distribute non-broadcast programming and distant broadcasting signals but also to deliver certain local broadcast programming which otherwise may not be available to a station's audience. An additional challenge is posed by wireless cable systems, including multichannel distribution services ("MDS"). Two four-channel MDS licenses have been granted in most television markets. MDS operations can provide commercial programming on a paid basis. A similar service also can be offered using the instructional television fixed service ("ITFS"). The FCC allows the educational entities that hold ITFS licenses to lease their excess capacity for commercial purposes. The multichannel capacity of ITFS could be combined with either an existing single channel MDS or a newer multichannel multi-point distribution service to increase the number of available channels offered by an individual operator.

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

         During 1999, the FCC relaxed its "television duopoly" rule, which previously barred any entity from having an attributable interest in two television stations with overlapping service areas. The FCC's new television duopoly rule permits a party to have attributable interests in two television stations without regard to signal contour overlap provided the stations are licensed to separate DMAs, as determined by Nielsen. In addition, the new rule permits parties to own up to two television stations in the same DMA as long as at least eight independently owned and operating full-power television stations remain in the market at the time of acquisition, and at least one of the two stations is not among the top four ranked stations in the DMA based on specified audience share measures. Under the FCC's rules, once a company acquires a television station duopoly, the joint owner is not required to divest either station if subsequently the number of operating television stations within the market falls below eight, or if either of the two jointly owned stations is later ranked among the top four stations in the market. The FCC also may grant a waiver of the television duopoly rule if one of the two television stations is a "failed" or "failing" station, if the proposed transaction would result in the construction of an unbuilt television station or if extraordinary public interest factors are present. With the changes in the FCC's rule on television duopolies, the Company's common ownership of KNTV and KBWB is fully consistent with the Commission's rules.

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

         As directed by the Telecommunications Act of 1996, the FCC has eliminated its prior restriction on the common ownership of a cable system and a television network. Although the statute lifts the prior statutory restriction on the common ownership of a cable television system and a television station located in the same geographic market, the FCC is not statutorily required to eliminate its regulatory restriction on such common ownership. The FCC had considered eliminating this policy but ultimately decided to retain the rule in a recent review of its policies. The Telecommunications Act of 1996 authorizes the FCC to permit the common ownership of multiple television networks under certain circumstances.

         Ownership of television licensees generally is attributed to officers, directors and shareholders who own 5% or more of the outstanding voting stock of a licensee, except that certain institutional investors who exert no control or influence over a licensee may own up to 20% of such outstanding voting stock before attribution results. Under FCC regulations, debt instruments, non-voting stock and certain limited partnership interests (provided the licensee certifies that the limited partners are not "materially involved" in the media-related activities of the partnership) will not result in attribution. The Commission recently revised its rules to eliminate the single majority shareholder exemption from the broadcast attribution rules. However, any minority voting stock interest in a company with a single majority shareholder will be grandfathered as non-attributable if he the interest was acquired before December 14, 2000. Under the FCC's new "equity-debt plus" rule, a party will be deemed to be attributable if it owns equity (including all stockholdings, whether voting, non-voting, common or preferred) and debt interests, in the aggregate, exceeding 33% of the total asset value (including debt and equity) of the licensee and it either provides 15% of the station's weekly programming or owns an attributable interest in another broadcast station, cable system or daily newspaper in the market. The "equity-debt plus" attributable rule will apply even if there is a grandfathered single majority shareholder. Under the FCC's multiple and cross-ownership rules, which have been revised in accordance with the Telecommunications Act of 1996, an officer or director of the Company, a party attributable under the "equity-debt plus" rule or a holder of the Company's voting common stock who has an attributable interest in other broadcast stations, a cable television system or a daily newspaper may violate the FCC regulations depending on the number and location of the other broadcasting stations, cable television systems or daily newspapers attributable to such person. None of the Company's officers, directors or holders of voting common stock have attributable or non-attributable interests in broadcasting stations, cable television systems or daily newspapers that violate the FCC's multiple and cross-ownership rules.

         In addition, for purposes of its national and local multiple ownership rules, the FCC attributes local marketing agreements ("LMAs") that involve more than 15% of the brokered station's weekly program time. Thus, if an entity owns one television station in a market and has a qualifying LMA with another station in the same market, this arrangement must comply with all of the FCC's ownership rules including the television duopoly rule. LMA arrangements entered into prior to November 5, 1996 are grandfathered until 2004. LMAs entered into on or after November 5, 1996 have until approximately August 2001 to come into compliance with this requirement.

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



DIGITAL TELEVISION

         The FCC has adopted rules authorizing and implementing DTV service. In 1996, the FCC adopted a transmission standard for DTV, which is consistent with a consensus agreement voluntarily developed by a broad cross-section of parties, including the broadcasting, equipment manufacturing and computer industries. This digital standard should improve the quality of both the audio and video signals of television stations. The FCC has "set aside" channels within the existing television spectrum for DTV and limited initial DTV eligibility to existing television stations and certain applicants for new television stations ("Existing Broadcasters"). The FCC has adopted a DTV table of allotments as well as service and licensing rules to implement the service. The DTV allotment table provides a channel for DTV operations for each Existing Broadcaster and is intended to enable Existing Broadcasters to replicate their existing service areas. The affiliates of CBS, NBC, ABC and Fox in the ten largest U.S. television markets were required to initiate commercial DTV service with a digital signal by May 1, 1999. Affiliates of these networks located in the 11th through the 30th largest U.S. television markets were required to begin DTV operation by November 1, 1999. All other commercial stations are required to begin DTV broadcasts by May 1, 2002. All of the company-owned stations must meet the May 1, 2002 construction deadline. By 2006, broadcasters will have to convert to DTV service, terminate their existing analog service and surrender one of their two television channels to the FCC. This 2006 transition date may be extended, however, upon the request of a station, in the event that: (i) one or more of the stations in the station's market that are licensed to or affiliated with one of the top four largest national television networks are not broadcasting a digital television signal, and the FCC finds that each such station has exercised due diligence and satisfies the conditions for an extension of the applicable construction deadlines for digital television service in that market;
(ii) digital-to-analog converter technology is not generally available in such market; or (iii) if 85% of television households in a market do not have television receivers capable of receiving the DTV signals of local stations. The FCC has begun issuing construction permits for DTV operations to broadcast licensees. All of the Company's stations have filed applications requesting FCC authorization to begin construction of DTV facilities. Each station also has requested FCC consent to maximize its digital facilities and technical operations. Stations KBWB and KNTV have commenced their digital operations. Stations KSEE, WKBW and WEEK have received authorization to construct their respective digital facilities. Applications filed by Stations WTVH, WPTA, KBJR, and WDWB for digital authority are pending before the FCC.

         On January 18, 2001, the FCC adopted rules resolving a number of technical and legal matters related to cable carriage of digital television signals. The FCC tentatively concluded that a dual digital and analog cable carriage requirement may impermissibly burden a cable operator's First Amendment rights. The FCC therefore initiated a rulemaking proceeding to solicit comments to determine whether dual carriage is required for a successful transition to digital television and the extent of harm to cable operators that may be caused by such a requirement. The FCC also concluded that a digital-only television station can immediately assert its mandatory rights to carriage on a cable system and a television station that returns its analog spectrum to the FCC and converts to digital television operation is entitled to mandatory carriage on cable systems. The FCC also concluded that a single programming stream (and other program-related content) is the only digital television programming entitled to mandatory carriage. The FCC is seeking public comment in the pending proceeding on the scope of "program-related" content.

         In January of 2001, the FCC also reaffirmed the 8-VSB modulation system of the DTV transmission standard.

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

         The FCC has adopted rules that will require the Company to pay a fee of 5% of the gross revenues received from any ancillary or supplemental uses of the DTV spectrum for which the Company charges subscription fees or other specified compensation. No fees will be due for commercial advertising revenues received from free over-the-air broadcasting services. The Commission has initiated a notice of inquiry to examine whether additional public interest obligations should be imposed on DTV licensees. The FCC also has initiated a rulemaking proceeding to examine a number of issues that have arisen as television stations convert from analog to digital operations, including DTV tower siting, signal replication and several other matters.

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

         SHVIA provides for mandatory carriage of television broadcast stations by satellite carriers, effective January 1, 2002, under certain circumstances. The FCC recently adopted rules to implement these mandatory carriage provisions. Effective January 1, 2002, a satellite carrier that retransmits one local television broadcast station into its local market under a retransmission consent agreement must carry all television broadcast stations in that same market upon request. Satellite carriers are not required, however, to carry the signal of a station that substantially duplicates the programming of another station in the market, and are not required to carry more than one affiliate of the same network in a given market unless the television stations are located in different states.

         In addition, SHVIA requires the FCC to adopt rules that extend the network nonduplication, syndicated exclusivity and sports blackout rules to the satellite retransmission of nationally distributed superstations. The FCC adopted rules in November 2000 to implement certain aspects of this Act. Pursuant to SHVIA, satellite carriers are beginning to offer local broadcast signals to subscribers in some of the nation's largest television markets. To date, however, these carriers have concentrated on retransmitting local broadcast programming offered by Fox, ABC, NBC and CBS affiliates. Satellite carriers have not yet widely begun to retransmit the signals of stations that are either affiliated with the WB or other networks outside the top four, or located in smaller television markets. Since May 29, 2000, satellite carriers that seek to retransmit the broadcast signals of the Company's stations into the stations' respective local markets have been required to negotiate the terms of this retransmission with the Company. In addition, after January 1, 2002, the Company's stations, especially those located in the larger television markets, may be permitted to invoke must carry rights to require satellite distribution of their signals into local markets. At this point, however, the Company cannot predict when, or how extensively, satellite carriers will seek to retransmit the signals of the Company's stations, or those of the stations' competitors, into local markets.

   PROPOSED LEGISLATION AND REGULATIONS

         The FCC currently has under consideration and the Congress and the FCC may in the future consider and adopt new or modify existing laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect the operation, ownership, and profitability of the Company's broadcast properties, result in the loss of audience share and advertising revenues for the Company's stations, and affect the ability of the Company to acquire additional stations or finance such acquisitions. Such matters include:
(i) spectrum use or other fees on FCC licensees; (ii) matters relating to minority and female involvement in the broadcasting industry; (iii) rules relating to political broadcasting and advertising; (iv) technical and frequency allocation matters; (v) changes to broadcast technical requirements; (vi) changes to the standards governing the evaluation and regulation of television programming directed towards children, and violent and indecent programming;
(vii) restrictions on the advertisement of certain alcoholic products; (viii) an examination of whether the cable must-carry requirement mandates carriage of both analog and digital television signals; (ix) an examination of legislation and FCC rules governing the ability of viewers to receive local and distant television network programming directly via satellite; and (x) an examination of issues that have arisen during the transition from analog to digital television service. The Company cannot predict whether such changes will be adopted or, if adopted, the effect that such changes would have on the business of the Company.

         As an example of the above proposed changes, the FCC has a rulemaking proceeding pending where it seeks comment on whether it should relax attribution and other rules to facilitate greater minority and female ownership. This proceeding currently is being held in abeyance due to uncertainty created by a 1995 Supreme Court decision, which narrowed the legal basis for affirmative action programs. The Telecommunications Act of 1996 requires the FCC to review the broadcast ownership rules every two years and to repeal or modify any rules that are determined to no longer be in the public interest.

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

         On November 29, 1999, Congress enacted the Community Broadcasters Protection Act, which created a new "Class A" status for low power television stations. Under this new statute, certain LPTV stations which previously had secondary status to full power television stations, are eligible for "Class A" status and are entitled to protection from future displacement by full-power television stations under certain circumstances. The FCC has adopted rules governing the extent of interference protection that must be afforded to Class A stations and the eligibility criteria for these stations. Since Class A stations are required to provide interference protection to full-power television stations, these new facilities are not expected to adversely affect the operations of the Company's television stations.

         Legislation may be introduced in the U.S. Congress to provide a tax deferral on gains made from the sale of telecommunications businesses in specific circumstances. This tax deferral is designed to promote greater diversity in the ownership of telecommunications businesses. The Company, at the present time, cannot predict how this legislation will affect its operations, if adopted.

   SEASONALITY

         The Company's operating revenues are generally lower in the first calendar quarter and generally higher in the fourth calendar quarter than in the other two quarters, due in part to increases in retail advertising in the fall months in preparation for the holiday season, and in election years due to increased political advertising.

   EMPLOYEES

         The Company and its subsidiaries currently employ approximately 900 persons, of whom approximately 270 are represented by three unions pursuant to agreements expiring in 2001, 2002 and 2004 at the Company's stations. The Company believes its relations with its employees are good.

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

         The following table contains certain information describing the general character of the Company's properties:

                   METROPOLITAN                                OWNED OR                                 EXPIRATION
STATION            AREA AND USE                                LEASED         APPROXIMATE SIZE           OF LEASE
- -------           -------------                              ----------       ----------------          ----------
KNTV              SAN JOSE, CALIFORNIA
                    Office and Studio                          Owned           26,469 sq. feet              -
                    Tower Site                                 Leased           2,080 sq. feet             9/30/02
                    Low Power Transmission Site                Leased             100 sq. feet                  (1)

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


KBJR              DULUTH, MINNESOTA, SUPERIOR, WISCONSIN
                    Office and Studio                          Owned           20,000 sq. feet              -
                    Tower Site                                 Owned            3,300 sq. feet              -

KBWB              SAN FRANCISCO, CALIFORNIA
                    Office and Studio                          Leased          25,777 sq. feet             8/31/02
                    Tower Site                                 Leased           2,750 sq. feet             2/28/05

WKBW              BUFFALO, NEW YORK
                    Office and Studio                          Owned           32,000 sq. feet              -

                  COLDEN, NEW YORK
                    Tower Site                                 Owned            3,406 sq. feet              -

WDWB              SOUTHFIELD, MICHIGAN
                    Office                                     Leased           8,850 sq. feet                  (1)
                    Studio and Tower Site                      Leased(2)       30,000 sq. feet            9/30/06

- -----------
(1)     This lease is in effect on a month-to-month basis.
(2)     The Company owns a 3,400 square foot building on the property.

ITEM 3.  LEGAL PROCEEDINGS

         Not Applicable


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 1, 2000, the holders of all of the Company's Voting Common Stock, par value $.01 per share, adopted resolutions by unanimous written consent in lieu of a special meeting amending the Company's Bylaws (a copy of the amended and restated bylaws is filed as exhibit 3.2 hereto) and electing Veronica Pollard a director of the Company.

On February 11, 2000, the holders of all of the Company's Voting Common Stock adopted resolutions by unanimous written consent in lieu of a special meeting authorizing the Company to issue to NBC (i) a warrant to acquire 2,500,000 shares of Common Stock (Nonvoting) of the Company at an exercise price of $12.50 per share, exercisable at any time on or after December 31, 2000 until the twelfth anniversary of the date of grant, and (ii) a warrant to acquire 2,000,000 shares of Common Stock (Nonvoting) of the Company at an exercise price of $15.00 per share, exercisable at any time on or after January 1, 2002 until the twelfth anniversary of the date of grant.

On May 17, 2000, the holders of all of the Company's Voting Common Stock adopted resolutions by unanimous written consent in lieu of an annual meeting (i) appointing Ernst & Young LLP as independent auditors of the Company (ii) electing W. Don Cornwell, Stuart J. Beck, James L. Greenwald, Martin F. Beck, Edward Dugger III, Thomas R. Settle, Charles J. Hamilton, Jr., Robert E. Selwyn, Jr., Jon E. Barfield, Milton Frederick Brown and Veronica Pollard as directors of the Company and (iii) approving the Company's 2000 Stock Option Plan (a copy of the 2000 Stock Option Plan was filed as exhibit 10.46 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, as filed on May 15, 2000).

On December 31, 2000, the holders of all of the Company's Voting Common Stock adopted resolutions by unanimous written consent in lieu of a special meeting amending the Granite Broadcasting Corporation Non-Employee Director's Stock Plan (a copy of the Non-Employee Director's Stock Plan, as amended through December 31, 2000, is filed as exhibit 10.31 hereto).

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock (Nonvoting) is traded over-the-counter on the NASDAQ National Market under the symbol GBTVK. As of March 1, 2001, the approximate number of record holders of Common Stock (Nonvoting) was 176.

         The range of high and low prices for the Common Stock (Nonvoting) for each full quarterly period during 1999 and 2000 is set forth in Note 16 to the Consolidated Financial Statements in Item 8 hereof. At March 23, 2001, the closing price of the Common Stock (Nonvoting) was $2.844 per share.

         On March 16, 2001, the Company had an oral hearing before the Nasdaq Listing Qualifications Panel (the "Panel") to discuss the continued listing of the Company's Common Stock (Nonvoting) on the Nasdaq National Market. The Company is awaiting the decision of the Panel.

         There is no established public trading market for the Company's Class A Voting Common Stock, par value $.01 per share (the "Voting Common Stock;" the Voting Common Stock and the Common Stock (Nonvoting) are referred to herein collectively as the "Common Stock"). As of March 23, 2001, the number of record holders of Voting Common Stock was 2.

         The Company has never declared or paid a cash dividend on its Common Stock and does not anticipate paying a dividend on its Common Stock in the foreseeable future. The payment of cash dividends on Common Stock (Nonvoting) is subject to certain limitations under the Indentures governing the Company's 10 3/8% Senior Subordinated Notes due May 15, 2005, 9 3/8% Senior Subordinated Notes due December 1, 2005 and the 8 7/8% Senior Subordinated Notes due May 15, 2008. The payment of cash dividends is prohibited under the Company's Credit Agreement. The Company is also prohibited from paying dividends on any Common Stock until all accrued but unpaid dividends on the Company's Series A Convertible Preferred Stock, par value $.01 per share (the "Series A Preferred Stock"), are paid in full. All outstanding shares of Series A Preferred Stock were converted into Common Stock (Nonvoting) in August 1995. Accrued dividends on the Series A Preferred Stock, which totaled $262,844 at December 31, 2000, are payable on the date on which such dividends may be paid under the Company's existing debt instruments.

ITEM 6.  SELECTED FINANCIAL DATA

         The information set forth below should be read in conjunction with the consolidated financial statements and notes thereto included at Item 8 herein. The selected consolidated financial data has been derived from the Company's audited Consolidated Financial Statements.

         The acquisitions by the Company of its operating properties during the periods reflected in the following selected financial data materially affect the comparability of such data from one period to another.


                                                                        YEARS ENDED DECEMBER 31,
                                                   ----------------------------------------------------------------
                                                        1996         1997      1998         1999            2000
                                                    ---------------------------------------------------------------
                                                              (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net revenue...................................       $129,164     $153,512  $161,104     $149,847         $140,070
Station operating expenses....................         72,089       83,729    89,812       92,874          102,680
Time brokerage agreement fees.................            150          600       428           --               --
Write-off of film contract rights.............             --           --        --           --            1,716
Depreciation..................................          6,144        5,718     5,388        5,455            5,725
Amortization of intangible assets.............          9,737       13,824    18,493       26,667           26,865
Corporate expense.............................          4,800        6,639     8,179        8,862           10,392
Non-cash compensation.........................            496          986       977          935            1,974
                                                      --------    --------   -------      -------        ---------
Operating income (loss).......................         35,748       42,016    37,827       15,054           (9,282)

Other expenses................................          1,034        1,167     1,381        1,616            2,079
Equity in net loss of investee................            995        1,531       973          254               --
Gain on sale of assets........................             --           --   (57,776)    (101,292)              --
Gain from insurance claim.....................             --           --    (2,159)      (4,079)          (1,247)
Interest expense, net.........................         36,765       38,986    38,896       36,352           28,975
Non-cash interest expense.....................          2,087        2,182     2,095        3,115            3,008
                                                      --------    --------   -------      -------        ---------
(Loss) income before taxes and extraordinary item      (5,133)      (1,850)   54,417       79,088          (42,097)

(Provision) benefit for income taxes..........           (761)      (1,616)  (10,250)     (31,574)          10,878
                                                      --------    --------   -------      -------        ---------
(Loss) income  before extraordinary item......         (5,894)      (3,466)   44,167       47,514          (31,219)
Extraordinary (loss) gain, net of tax ........         (2,891)      (5,569)   (1,761)        (385)           3,710
                                                      --------    --------   -------      -------        ---------
Net (loss) income.............................      $  (8,785)     $(9,035)  $42,406    $  47,129        $ (27,509)
                                                      --------    --------   -------      -------        ---------
                                                      --------    --------   -------      -------        ---------
Net (loss) income attributable to common
 shareholders.................................       $(12,310)   $ (31,207)  $16,896    $  19,912        $ (56,345)
                                                      --------    --------   -------      -------        ---------
                                                      --------    --------   -------      -------        ---------
PER COMMON SHARE:
   Basic (loss) income  before extraordinary item     $ (1.09)     $ (2.93)  $  1.80    $    1.46  $         (3.30)
                                                      --------    --------   -------      -------        ---------
                                                      --------    --------   -------      -------        ---------
   Basic net (loss) income....................        $ (1.43)     $ (3.57)  $  1.63    $    1.43  $         (3.10)
                                                      --------    --------   -------      -------        ---------
                                                      --------    --------   -------      -------        ---------
   Weighted average common shares outstanding.          8,612        8,765    10,358       13,969           18,203
Net (loss) income attributable to common
  shareholders - assuming dilution............      $ (12,310)   $ (31,207)  $19,776    $  21,588        $ (56,345)
                                                      --------    --------   -------      -------        ---------
                                                      --------    --------   -------      -------        ---------
PER COMMON SHARE:
   Diluted (loss) income before extraordinary
    item......................................      $   (1.09)    $  (2.93)  $  1.27    $    1.16        $   (3.30)
                                                      --------    --------   -------      -------        ---------
                                                      --------    --------   -------      -------        ---------
   Diluted net (loss) income  ................      $   (1.43)      $(3.57)  $  1.17    $    1.14        $   (3.10)
                                                      --------    --------   -------      -------        ---------
                                                      --------    --------   -------      -------        ---------
   Weighted average common share outstanding -
     Assuming dilution........................          8,612        8,765    16,967       19,012           18,203

                                                                       AS OF DECEMBER 31,
                                                    --------------------------------------------------------------
SELECTED BALANCE SHEET DATA:                            1996        1997         1998         1999        2000
                                                    ------------   --------   ----------  -----------  ---------
Total assets..................................       $452,563     $633,614     $781,974     $730,591     $732,091
Total debt....................................        351,561      392,779      426,399      303,874      311,391
Redeemable preferred stock....................         45,488      207,700      216,351      210,709      239,545
Stockholders' (deficit) equity................         (3,135)     (33,257)     (1,470)       50,084        7,816

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

INTRODUCTION

         Comparisons of the Company's consolidated financial statements between the years ended December 31, 1999 and 1998 have been affected by the acquisition of KBWB, which occurred on July 20, 1998, the sale of WWMT, which occurred on July 15, 1998, the sale of WLAJ, which occurred on August 17, 1998, the sale of WEEK-FM, which occurred on July 30, 1999, and the sale of KEYE, which occurred on August 31, 1999.

         Comparisons of the Company's consolidated financial statements between the years ended December 31, 2000 and 1999 have been affected by the termination of the ABC affiliation agreement at KNTV on July 1, 2000, significant increases in news expense at KNTV as it prepares to become the NBC affiliate for the San Francisco-Oakland-San Jose market on January 1, 2002 and investments in syndicated programs at the Company's WB affiliates. The Company anticipates that comparisons of the Company's consolidated financial statements between the years ended December 31, 2001 and 2000 will continue to be impacted by increases in news and promotion expense at KNTV and continued investment in programming at the WB affiliates.

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

         The following table sets forth certain operating data for the three years ended December 31, 1998, 1999 and 2000:

                                                            YEAR ENDED DECEMBER 31,
                                             ------------------------------------------------------
                                                 1998                 1999                 2000
                                                 ----                 ----                 ----
Operating income (loss).................     $ 37,827,000        $ 15,054,000          $(9,282,000)
Time brokerage agreement fees...........          428,000                  --                   --
Write-off of film contract rights........              --                  --            1,716,000
Depreciation and amortization...........       23,881,000          32,122,000           32,590,000
Corporate expense.......................        8,179,000           8,862,000           10,392,000
Non-cash compensation...................          978,000             935,000            1,974,000
Program amortization....................       11,149,000          15,245,000           22,791,000
Program payments........................      (11,747,000)        (15,429,000)         (20,565,000)
                                             -------------        -----------          -----------
Broadcast cash flow.....................     $ 70,695,000         $ 56,789,000          $39,616,000
                                              ===========          ===========          ===========

         "Broadcast cash flow" means operating income plus time brokerage agreement fees, film write-offs, depreciation, amortization, corporate expense, non-cash compensation and program amortization, less program payments. The Company has included broadcast cash flow data because such data is commonly used as a measure of performance for broadcast companies and is also used by investors to measure a company's ability to service debt. Broadcast cash flow is not, and should not be used as an indicator or alternative to operating income, net loss or cash flow as reflected in the consolidated financial statements, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

YEARS ENDED DECEMBER 31, 2000 AND 1999

         Net revenue for the year ended December 31, 2000 totaled $140,070,000; a decrease of $9,777,000 or 7 percent compared to $149,847,000 for the twelve months ended December 31, 1999. The decrease was primarily due to reduced revenue of $10,352,000 resulting from the sale of the Austin station in August 1999 and a decline in non-political local and national revenue of $2,060,000 and $4,535,000, respectively, offset, in part, by an increase of $8,092,000 in political advertising revenue.

         Station operating expenses totaled $102,680,000, an increase of $9,806,000 or 11 percent compared to $92,874,000 for the twelve months ended December 31, 1999. The increase was primarily due to an increase in programming expense of $7,779,000 at the WB affiliates, an increase in news expense of $4,024,000 at KNTV and an increase in general and administrative expenses of $1,352,000 driven by increases in bad debt reserves. These increases were offset, in part, by decreased operating expenses of $5,549,000 resulting from the sale of the Austin station in August 1999.

         Programming expenses were also impacted by the transformation of KNTV. Nielsen Media Research reassigned KNTV from the Monterey/Salinas, California designated market area ("DMA"), the 118th largest, to the San Francisco-Oakland-San Jose, California DMA, the 5th largest, effective September 1, 2000. In connection with this change, KNTV is no longer able to broadcast certain syndicated programs that are already licensed to other stations in the San Francisco-Oakland-San Jose, California DMA. Consequently, the Company took a one-time charge and wrote-off the book value of these programs totaling $1,716,000.

         Corporate expense totaled $10,392,000; an increase of $1,530,000 or 17 percent compared to $8,862,000 for the twelve months ended December 31, 1999. The increase was primarily due to an increase in professional fees, most of which are of a non-recurring nature.

         Non-cash compensation expense totaled $1,974,000; an increase of $1,039,000 or 111 percent compared to $935,000 for the twelve months ended December 31, 1999. The increase was primarily due to a one time charge of earnings resulting from the recission of certain stock options exercised.

         Net interest expense totaled $28,975,000; a decrease of $7,377,000 or 20 percent compared to $36,352,000 for the twelve months ended December 31, 1999. The decrease was primarily due to the use of a portion of the net proceeds from the sale of the Austin station in August 1999 to reduce outstanding indebtedness. In addition, during the first six months of 2000 the Company used bank borrowings to repurchase $89,338,000 face amount of its subordinated notes at various discounts, further reducing its debt outstanding. In connection with these repurchases during 2000, the Company recognized an extraordinary gain after the write-off of related deferred financing fees, net of tax, of $3,710,000.

         The gain on the sale of assets of $101,292,000 in 1999 resulted from the sale of the Austin station.

         The Company reported a loss before extraordinary item of $42,097,000 for the year ended December 31, 2000. The Company recorded a current tax benefit relating to taxable losses, which will be carried back to prior years resulting in a tax refund. The provision also includes a current state tax provision of $2,801,000 and $4,937,000 of deferred taxes.

         The Company sustained severe damage to certain assets in Duluth, Minnesota as a result of a fire that occurred in 1997 and an ice storm that occurred in 1999. The Company wrote-off the book balances of the destroyed assets and received insurance proceeds for replacement assets during 1999, resulting in a gain of $4,079,000. Additional insurance proceeds were received in 2000 resulting in a gain of $1,247,000.

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

         Non-cash interest expense increased $1,020,000 or 49% due to the amortization of imputed interest on the Company's obligations to the WB.

         The net gain on asset dispositions of $101,292,000 for the year ended December 31, 1999 resulted primarily from the sale of KEYE in August 1999. The net gain on asset dispositions of $57,776,000 for the year ended December 31, 1998 resulted primarily from the sale of WWMT in August 1998.

         The gain on insurance settlement resulted from insurance proceeds (the "KBJR Insurance Proceeds") the Company received in excess of the net book value of assets that were destroyed in a fire and, separately, in an ice storm, at that station.

         The Company reported income before taxes and extraordinary item of $79,089,000 for the year ended December 31, 1999. The Company partially offset this income with its remaining available net operating loss carryforwards. The provision for income taxes for the year consists of $25,508,000 of current federal and state taxes and $5,809,000 of deferred taxes.

         During 1999, the Company repurchased $59,255,000 face amount of its subordinated notes at various repurchase prices. In connection with the repurchases, the Company incurred an extraordinary loss after the write-off of related deferred financing fees, net of tax, of $385,000.

LIQUIDITY AND CAPITAL RESOURCES

         On March 6, 2001, the Company entered into an amended and restated $205,000,000 Senior Credit Agreement (the "Credit Agreement"). The Credit Agreement consists of a $110,000,000 Tranche A term loan and a $95,000,000 Tranche B term loan. The proceeds from the Credit Agreement were used (i) to repay all outstanding borrowings under the Company's existing senior revolving credit facility, (ii) to prepay the first installment under the KNTV NBC affiliation agreement, (iii) to pay certain fees and expenses associated with the Credit Agreement and

(iv) for general working capital purposes. The Tranche A and Tranche B term loans bear interest annually at the greater of LIBOR plus 5.50% or 12%, which is payable monthly. In addition, the Tranche B term loan accrues simple deferred interest at an annual rate of 6% which is payable when the Credit Agreement matures on December 31, 2003. The Credit Agreement requires the Company to maintain compliance with certain financial tests, including but not limited to, minimum net revenue, broadcast cash flow, EBITDA and a maximum ratio of senior debt to EBITDA. Other provisions place limitations on payments for capital expenditures and prohibits the incurrence of additional debt, the purchase of the Company's stock, the repurchase of subordinated debt and the declaration and payment of cash dividends. As of March 23, 2001, the Company had approximately $62,000,000 of cash on hand, of which $17,500,000 is reserved for interest payments on the Tranche B term loan.

         On May 31, 2000, the Company entered into a series of definitive agreements with NBC for KNTV to become the NBC affiliate for the San Francisco-Oakland-San Jose, California television market for a ten-year period commencing January 1, 2002 (the "San Francisco Affiliation"). In consideration for the San Francisco Affiliation, the Company was to pay $362,000,000 in nine annual installments, with the initial payment in the amount of $61,000,000 due on January 1, 2002. On March 6, 2001, the San Francisco Affiliation was amended to reduce the January 1, 2002 installment to $30,500,000 and defer the remaining $30,500,000 of the original initial payment until January 1, 2005. After giving effect to these changes, the present value of the new payment schedule is substantially unchanged from the original terms. The Company prepaid the January 1, 2002 installment on March 6, 2001 by paying $27,778,694, which represents the present value of that installment discounted at 12%. The next payment due NBC is on January 1, 2003 in the amount of $37,160,000. The Company will pay, excluding the prepayment, $342,480,000 in eight annual installments. NBC has the right to terminate the San Francisco Affiliation if it elects to acquire an attributable interest in another station in the San Francisco-Oakland-San Jose market upon a payment to the Company of at least $14,500,000.

         The Company has generated significant losses for federal income tax purposes during the year ended December 31, 2000. The Company anticipates that it will carry back these losses to recover approximately $19,400,000 in federal income taxes paid in 1999. The Company expects to receive this refund during the third quarter of 2001.

         Net cash provided by operating activities was $1,191,000 during the year ended December 31, 2000 compared to net cash used in operating activities of $26,801,000 during the year ended December 31, 1999. The change from 1999 to 2000 was primarily the result of a decrease in net operating assets and decreased cash interest payments, offset by a decrease in operating cash flow.

         Net cash used in investing activities was $12,484,000 during the year ended December 31, 2000 compared to net cash provided by investing activities of $156,721,000 during the year ended December 31, 1999. The change from 1999 to 2000 was primarily the result of the disposition of KEYE during 1999, decreased insurance proceeds received and decreased capital expenditures.

         Net cash provided by financing activities was $15,049,000 during the year ended December 31, 2000 compared to net cash used in financing activities of $125,228,000 during the year ended December 31, 1999. The change from 1999 to 2000 primarily resulted from a decrease in the amount of debt repaid.

         The Company expects to spend approximately $10,000,000 in 2001 and $18,000,000 in 2002 in capital expenditures, of which a total of approximately $13,500,000 is associated with the implementation of digital technology.

         The Company believes that internally generated funds from operations, cash on hand and expected proceeds from the income tax refund will be sufficient to satisfy the Company's cash requirements for its existing operations for the next twelve months and for the foreseeable future thereafter.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's earnings may be affected by changes in short-term interest rates as a result of its new Credit Agreement. Under the Credit Agreement, the Company pays interest at the greater of LIBOR plus 5.50% or 12%, currently 12%. As of March 23, 2001, LIBOR was 4.88%. The Company has not entered into any agreements to hedge such risk. A 2% increase in the LIBOR rate would increase interest expense on an annual basis by $779,000. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such environment.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
  Granite Broadcasting Corporation


We have audited the accompanying consolidated balance sheets of Granite Broadcasting Corporation as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Granite Broadcasting Corporation at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

New York, New York
March 6, 2001

                        GRANITE BROADCASTING CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                                 ---------------------------------------------------
                                                                     1998                 1999                2000
                                                                     ----                 ----                ----
Net revenue...............................................       $161,104,371        $149,846,955       $140,070,247
Station operating expenses................................         89,811,723          92,874,454        102,679,873
Time brokerage agreement fees.............................            427,810                  --                 --
Write-off of film contract rights.........................                 --                  --          1,716,535
Depreciation..............................................          5,387,800           5,454,819          5,724,629
Amortization of intangible assets.........................         18,493,235          26,666,719         26,864,596
Corporate expense.........................................          8,179,232           8,861,640         10,392,365
Non-cash compensation expense.............................            977,502             935,142          1,974,292
                                                                   ----------          ----------         ----------
  Operating income (loss).................................         37,827,069          15,054,181         (9,282,043)

Other (income) expenses:
  Equity in net loss of investee..........................            973,439             253,603                 --
  Interest expense, net...................................         38,895,358          36,351,950         28,975,404
  Non-cash interest expense...............................          2,095,115           3,114,890          3,007,570
  Gain on sale of assets..................................        (57,775,928)       (101,291,854)                --
  Gain from insurance claim...............................         (2,158,961)         (4,079,207)        (1,247,105)
  Other...................................................          1,381,443           1,616,072          2,079,328
                                                                   ----------          ----------         ----------
  Income (loss) before income taxes and
    extraordinary item....................................         54,416,603          79,088,727        (42,097,240)
  Provision (benefit) for income taxes....................         10,250,000          31,574,238        (10,877,911)
                                                                   ----------          ----------         ----------

Income (loss) before extraordinary item...................         44,166,603          47,514,489        (31,219,329)
Extraordinary (loss) gain, net of tax benefit of $256,655
  in 1999 and net of tax expense of $2,473,470 in 2000....         (1,761,002)           (384,983)         3,710,204
                                                                   ----------          ----------         ----------
    Net income (loss).....................................       $ 42,405,601        $ 47,129,506       $(27,509,125)
                                                                 ============        ============       =============

Net income (loss) attributable to common shareholders.....       $ 16,895,727        $ 19,912,092       $(56,345,128)
                                                                 ============        ============       =============

    Per common share:
      Basic income (loss) before extraordinary item.......        $      1.80         $      1.46       $      (3.30)
      Basic extraordinary (loss) gain.....................              (0.17)              (0.03)              0.20
                                                                   ----------          ----------         ----------
        Basic net income (loss)...........................        $      1.63         $      1.43       $      (3.10)
                                                                  ===========         ===========       =============
Weighted average common shares outstanding................         10,358,371          13,968,611         18,203,498

Net income (loss) attributable to common shareholders -
  assuming dilution.......................................        $19,775,599         $21,588,040       $(56,345,128)
                                                                  ===========         ===========       =============

    Per common share:
      Diluted income (loss) before extraordinary item.....         $     1.27         $      1.16        $     (3.30)
      Diluted extraordinary (loss) gain...................              (0.10)              (0.02)              0.20
                                                                   ----------          ----------         ----------
      Diluted net income (loss) ..........................        $      1.17         $      1.14       $      (3.10)
                                                                  ===========         ===========       =============
Weighted average common shares outstanding -
  assuming dilution.......................................         16,966,501          19,011,795         18,203,498

                             See accompanying notes.

                        GRANITE BROADCASTING CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                                              DECEMBER 31,
                                                                                      -------------------------
ASSETS                                                                                1999                 2000
- ------                                                                                ----                 ----
CURRENT ASSETS:
  Cash and cash equivalents................................................        $  5,453,542        $  9,209,249
  Accounts receivable, less allowance for doubtful accounts
    ($430,360 in 1999 and $648,862 in 2000) ...............................          33,017,344          28,773,620
  Film contract rights.....................................................          17,510,909          17,835,745
  Other current assets.....................................................          10,399,749          29,719,328
                                                                                   ------------        ------------
          TOTAL CURRENT ASSETS.............................................          66,381,544          85,537,942

PROPERTY AND EQUIPMENT, NET................................................          39,176,169          42,682,736
FILM CONTRACT RIGHTS.......................................................          11,125,490           8,513,655
OTHER NONCURRENT ASSETS....................................................           3,142,422          15,343,241
DEFFERED FINANCING FEES, less accumulated amortization                                8,209,537           5,027,846
  ($5,011,922 in 1999 and $5,772,069 in 2000) .............................
INTANGIBLE ASSETS, NET.....................................................         602,555,693         574,986,006
                                                                                   ------------        ------------
                                                                                   $730,590,855        $732,091,426
                                                                                   ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
CURRENT LIABILITIES:
  Accounts payable.........................................................         $ 3,120,875         $ 3,744,779
  Accrued interest.........................................................           3,487,384           2,903,984
  Other accrued liabilities................................................           7,779,475           3,050,888
  Film contract rights payable.............................................          22,049,869          25,504,608
  Other current liabilities................................................           6,473,693           5,085,295
                                                                                     ----------          ----------
TOTAL CURRENT LIABILITIES                                                            42,911,296          40,289,554

LONG-TERM DEBT.............................................................         303,874,304         311,390,914
FILM CONTRACT RIGHTS PAYABLE...............................................          18,000,393          16,582,412
DEFERRED TAX LIABILITY.....................................................          84,117,915          96,624,452
OTHER NONCURRENT LIABILITIES...............................................          20,894,010          19,843,495

REDEEMABLE PREFERRED STOCK.................................................         210,708,780         239,544,783

STOCKHOLDERS' EQUITY:
   Common stock: 41,000,000 shares authorized consisting of 1,000,000 shares of Class A Common Stock, $.01 par value, and 40,000,000 shares of Common Stock  (Nonvoting), $.01 par value; 178,500 shares of Class A Common Stock and 18,030,811 shares of Common Stock
     (Nonvoting) (17,964,081 shares at December 31, 1999) issued and outstanding.........................................................

                                                                                        181,425             182,093
  Additional paid-in capital...............................................          17,909,802           2,295,136
  Retained earnings........................................................          35,123,239           7,614,114
  Less:
    Unearned compensation..................................................         (1,946,434)         (1,091,653)
    Treasury stock, at cost................................................           (297,000)           (297,000)
    Note receivable from officer...........................................           (886,875)           (886,875)
                                                                                     ----------          ----------
    Total stockholder's EQUITY.............................................          50,084,157           7,815,815
                                                                                     ----------          ----------
                                                                                   $730,590,855        $732,091,426
                                                                                     ----------          ----------
                                                                                     ----------          ----------

                             See accompanying notes

                        GRANITE BROADCASTING CORPORATION
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

              For the Years Ended December 31, 1998, 1999 and 2000

                                                                                                           (ACCUMULATED
                                                      CLASS A          COMMON            ADDITIONAL           DEFICIT)
                                                   COMMON STOCK   STOCK (NONVOTING)   PAID-IN CAPITAL     RETAINED EARNINGS
                                                   ------------   ------------------  ----------------   ------------------
Balance as of December 31, 1997                          1785          $86,761          $24,529,712         $(54,411,868)

Dividends on redeemable preferred stock                                                 (25,009,726)
Accretion of offering costs related to
  Cumulative Exchangeable Preferred Stock                                                  (500,148)
Exercise of stock options                                                  201              159,455
Conversion of redeemable preferred stock
  into Common Stock (Nonvoting)                                         27,958           13,951,142
Issuance of Common Stock (Nonvoting)                                     1,160               (1,160)
Grant of stock award under stock plans                                                    1,329,278
Stock expense related to stock plans                                                       (225,428)
Net income                                                                                                    42,405,601
                                                      -------          -------          -----------         -------------
Balance at December 31, 1998                            1,785          116,080           14,233,125          (12,006,267)

Dividends on redeemable preferred stock                                                 (26,717,267)
Accretion of offering costs related to
  Cumulative Exchangeable Preferred Stock                                                  (500,148)
Exercise of stock options                                                  260               97,930
Conversion of convertible preferred stock
  into Common Stock (Nonvoting)                                         62,367           31,121,033
Issuance of Common Stock (Nonvoting)                                       933                 (933)
Repurchase of Common Stock
Grant of stock award under stock plans                                                          568
Stock expense related to stock plans                                                       (324,506)
Net income                                                                                                    47,129,506
                                                      -------          -------          -----------         -------------

Balance at December 31, 1999                            1,785          179,640           17,909,802           35,123,239

Dividends on redeemable preferred stock                                                 (28,335,855)
Accretion of offering costs related to
  Cumulative Exchangeable Preferred Stock                                                  (500,148)
Exercise of stock options                                                   15             (971,464)
Issuance of Common Stock (Nonvoting)                                       653                 (653)
Rescission of stock options exercised                                                     2,172,852
Issuance of warrants                                                                     12,149,840
Stock expense related to stock plans                                                       (129,238)
Net loss                                                                                                     (27,509,125)
                                                      -------          -------          -----------         -------------
Balance at December 31, 2000                           $1,785         $180,308           $2,295,136          $ 7,614,114
                                                      -------          -------          -----------         -------------
                                                      -------          -------          -----------         -------------


                                                                              NOTE                        TOTAL
                                                           UNEARNED       RECEIVABLE      TREASURY     STOCKHOLDERS'
                                                         COMPENSATION    FROM OFFICER      STOCK      EQUITY (DEFICIT)
                                                         ------------    ------------      -----      ----------------
Balance as of December 31, 1997                            (2,529,232)     (886,875)      (47,000)      (33,256,717)

Dividends on redeemable preferred stock                                                                 (25,009,726)
Accretion of offering costs related to
  Cumulative Exchangeable Preferred Stock                                                                  (500,148)
Exercise of stock options                                                                                   159,656
Conversion of redeemable preferred stock
  into Common Stock (Nonvoting)                                                                          13,979,100
Issuance of Common Stock (Nonvoting)
Grant of stock award under stock plans                     (1,329,278)
Stock expense related to stock plans                          977,502                                       752,074
Net income                                                                                               42,405,601
                                                           -----------     ---------      --------     ------------
Balance at December 31, 1998                               (2,881,008)     (886,875)      (47,000)       (1,470,160)

Dividends on redeemable preferred stock                                                                 (26,717,267)
Accretion of offering costs related to
  Cumulative Exchangeable Preferred Stock                                                                  (500,148)
Exercise of stock options                                                                                    98,190
Conversion of convertible preferred stock
  into Common Stock (Nonvoting)                                                                          31,183,400
Issuance of Common Stock (Nonvoting)
Repurchase of Common Stock                                                               (250,000)         (250,000)
Grant of stock award under stock plans                           (568)
Stock expense related to stock plans                          935,142                                       610,636
Net income                                                                                               47,129,506
                                                           -----------     ---------      --------     ------------
Balance at December 31, 1999                               (1,946,434)     (886,875)     (297,000)       50,084,157

Dividends on redeemable preferred stock                                                                 (28,335,855)
Accretion of offering costs related to
  Cumulative Exchangeable Preferred Stock                                                                  (500,148)
Exercise of stock options                                                                                  (971,449)
Issuance of Common Stock (Nonvoting)
Rescission of stock options exercised                                                                     2,172,852
Issuance of warrants                                                                                     12,149,840
Stock expense related to stock plans                          854,781                                       725,543
Net loss                                                                                                (27,509,125)
                                                           -----------     ---------      --------     ------------
Balance at December 31, 2000                              $(1,091,653)    $(886,875)    $(297,000)      $ 7,815,815
                                                           -----------     ---------      --------      -----------
                                                           -----------     ---------      --------      -----------

                             See accompanying notes.

                        GRANITE BROADCASTING CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    FOR THE YEARS ENDED DECEMBER 31,
                                                                                ---------------------------------------
                                                                                1998               1999            2000
                                                                                ----               ----            ----
Cash flows from operating activities:
 Net income (loss)....................................................    $ 42,405,601      $ 47,129,506       $ (27,509,125)
 Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
   Extraordinary loss (gain) .........................................       2,711,002           641,638          (6,183,674)
   Amortization of intangible assets..................................      18,493,235        26,666,719          26,864,596
   Depreciation.......................................................       5,387,800         5,454,819           5,724,629
   Non-cash compensation expense......................................         977,502           935,142           1,974,292
   Non-cash interest expense..........................................       2,095,115         3,114,890           3,007,570
   Deferred income taxes..............................................       7,610,728         5,809,000           4,937,000
   Equity in net loss of investee....................................          973,439           253,603                  --
   Gain on sale of stations...........................................     (57,775,928)     (101,291,854)                 --
   Gain from insurance proceeds over net book value lost..............      (2,158,961)       (4,079,207)         (1,247,105)
Change in assets and liabilities net of effects from acquisitions or dispositions of stations:
   Decrease (increase) in accounts receivable.........................       2,478,237          (187,117)          4,243,724
   Increase (decrease) in accrued liabilities.........................       3,607,363        (3,748,783)         (2,838,517)
   Increase (decrease) in accounts payable............................         146,598          (910,962)            623,904
   Increase in film contract rights and other assets..................      (4,176,217)      (24,185,421)        (19,175,687)
   (Decrease) increase in film contract rights payable
    and other liabilities.............................................      (3,748,846)       17,596,607          10,769,183
                                                                            ----------       ------------          ---------
Net cash provided by (used in) operating activities...................      19,026,668       (26,801,420)          1,190,790
                                                                            ----------       ------------          ---------
Cash flows from investing activities:
  Deposit for station acquisition and other related costs.............              --        (2,123,116)                 --
  Proceeds from sale of stations, net.................................     149,990,381       171,308,975                  --
  WB affiliation payment..............................................    (14,846,638)        (4,874,778)         (4,774,439)
  Insurance proceeds received.........................................       1,743,544         8,622,081           1,627,572
  Investment..........................................................        (500,000)         (133,603)           (252,869)
  Payment for acquisitions of assets, net of cash acquired............    (170,869,424)               --                  --
  Capital expenditures................................................      (9,343,021)      (16,078,762)         (9,084,673)
                                                                            ----------       ------------          ---------
    Net cash (used in) provided by investing activities...............     (43,825,158)      156,720,797         (12,484,409)
                                                                            ----------       ------------          ---------
Cash flows from financing activities:
  Proceeds from bank loan.............................................     100,000,000        72,500,000         107,000,000
  Retirement of senior subordinated notes.............................     (78,560,000)      (59,255,000)        (81,019,763)
  Repayment of bank borrowings........................................    (162,500,000)     (136,000,000)        (10,327,572)
  Payment of deferred financing fees..................................      (7,195,821)         (503,965)           (600,258)
  Proceeds from senior subordinated notes.............................     174,482,000                --                  --
  Dividends paid......................................................      (2,926,217)       (1,776,629)                 --
  Purchase of Common Stock (Nonvoting) for treasury                                 --          (250,000)                 --
  Other financing activities, net.....................................          89,993            57,367              (3,081)
                                                                            ----------       ------------          ---------
    Net cash provided by (used in) financing activities...............      23,389,955      (125,228,227)         15,049,326
                                                                            ----------       ------------          ---------
Net (decrease) increase in cash and cash equivalents..................      (1,408,535)        4,691,150           3,755,707
Cash and cash equivalents, beginning of year..........................       2,170,927           762,392           5,453,542
                                                                            ----------       ------------          ---------
Cash and cash equivalents, end of year................................   $     762,392     $   5,453,542        $  9,209,249
                                                                            ----------       ------------          ---------
                                                                            ----------       ------------          ---------
Supplemental information:
  Cash paid for interest..............................................   $  38,688,348     $  39,031,115        $ 30,110,599
  Cash paid for income taxes..........................................         195,000        26,800,664             297,032
  Non-cash investing and financing activities:
    Non-cash capital expenditures.....................................         581,692           600,875             175,896
    Stock dividend....................................................      21,446,256        24,267,776          27,460,548

                             See accompanying notes.

                        GRANITE BROADCASTING CORPORATION

                        GRANITE BROADCASTING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- OPERATIONS OF THE COMPANY

         The business operations of Granite Broadcasting Corporation and its wholly owned subsidiaries (the "Company") consist of eight network affiliated television stations (three with NBC, two with ABC, two with the WB Network and one with CBS) and one independent television station. The independent television station will become an NBC affiliate on January 1, 2002. The Company's stations are located in New York, California, Michigan, Indiana, Illinois and Minnesota.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   FINANCIAL STATEMENT PRESENTATION

         The consolidated financial statements include the accounts of Granite Broadcasting Corporation and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

   REVENUE RECOGNITION

         The Company's primary source of revenue is the sale of television time to advertisers. Revenue is recorded when the advertisements are aired.

   INTANGIBLES

         Intangible assets at December 31 are summarized as follows:


                                                                          1999                   2000
                                                                          ----                   ----
         Goodwill.............................................        $222,114,559           $222,365,570
         Covenant not to compete..............................          30,000,000             30,000,000
         Network affiliations.................................         130,979,900            129,609,983
         Broadcast licenses...................................         297,336,089            297,336,089
                                                                       -----------            -----------
                                                                       680,430,548            679,311,642
         Accumulated amortization.............................        (77,874,855)          (104,325,636)
                                                                       -----------           ------------
         Net intangible assets................................        $602,555,693           $574,986,006
                                                                      ============           ============

         The intangible assets are characterized as scarce assets with long and productive lives and are being amortized on a straight line basis over forty years, with the exception of the covenant not to compete, which is being amortized over 5 years and certain network affiliation agreements which are being amortized between seven and ten years.

         The Company periodically reevaluates the propriety of the carrying amount of intangible assets as well as the related amortization period to determine whether current events and circumstances warrant adjustments to the carrying value and/or revised estimates of useful lives. The evaluation of the carrying amount is based on the Company's projections of the undiscounted cash flows over the remaining lives of the amortization period of the related intangible asset. To the extent such projections indicate that the undiscounted cash flows are not expected to be adequate to recover the carrying amounts of intangible assets, such carrying amounts will be written down to

                        GRANITE BROADCASTING CORPORATION
their fair market value. At this time, the Company believes that no significant impairment of intangible assets has occurred and that no reduction of the estimated useful lives is warranted.

                        GRANITE BROADCASTING CORPORATION

DEFERRED FINANCING FEES

         The Company has incurred certain fees in connection with entering into a bank credit agreement, the sale of 10-3/8% Notes (as defined), the sale of 9-3/8% Notes (as defined) and the sale of 8-7/8% Notes (as defined). The Company entered into an amended and restated senior credit agreement in March 2001 and used a portion of the proceeds to repay in full all outstanding borrowings under its existing bank credit agreement (See Note 8 - Long Term Debt). The unamortized deferred financing fees related to the existing bank credit agreement of $2,000,000 will be written off in the first quarter of 2001 as an extraordinary loss. The deferred financing fees related to the 10-3/8% Notes, the 9-3/8% Notes and the 8-7/8% Notes are being amortized over ten years. The deferred financing fees related to the new senior credit agreement will be amortized over three years. Amortization of deferred financing fees is classified as non-cash interest expense on the consolidated statement of operations.

PROPERTY AND EQUIPMENT

         Property and equipment are recorded at cost and depreciated on a straight-line basis over their estimated useful lives ranging from three to 32 years.

   FILM CONTRACT RIGHTS

         Film contract rights are recorded as assets at gross value when the license period begins and the films are available for broadcasting. Film contract rights are amortized on an accelerated basis over the estimated usage of the films, and are classified as current or noncurrent on that basis. Film contract rights payable are classified as current or noncurrent in accordance with the payment terms of the various license agreements. Film contract rights are reflected in the consolidated balance sheet at the lower of unamortized cost or estimated net realizable value.

         During 2000, the designated market area ("DMA") for KNTV was reassigned by Nielsen Media Research from the Monterey/Salinas, California DMA to the San Francisco-Oakland-San Jose, California DMA effective September 1, 2000. In connection with this change, KNTV is no longer able to broadcast certain syndicated programs that are already licensed to other stations in the San Francisco-Oakland-San Jose, California DMA. Consequently, the Company took a one-time charge and wrote-off the book value of these programs totaling $1,716,000

         At December 31, 2000, the obligation for programming that had not been recorded because the program rights were not available for broadcasting aggregated $64,126,000.

   BARTER TRANSACTIONS

         Revenue from barter transactions is recognized when advertisements are broadcast and merchandise or services received are charged to expense when received or used. The net effect of barter transactions on the Company's results of operations is not material.

         ADVERTISING

         The cost of advertising is expensed as incurred. Advertising expense was $2,705,000, $3,273,000, and $2,853,000 for the years ended December 31,
1998, 1999 and 2000 respectively.

   USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                        GRANITE BROADCASTING CORPORATION

   CASH AND CASH EQUIVALENTS

         Cash and cash equivalents include funds invested overnight in Eurodollar deposits.

                        GRANITE BROADCASTING CORPORATION

NET INCOME (LOSS) PER COMMON SHARE

         The following table sets forth the computation of basic and diluted earnings per share:

                                                                        YEARS ENDED DECEMBER 31,
                                                         ---------------------------------------------------------
                                                                1998                1999                  2000
                                                                ----                ----                  ----
Net income (loss) before extraordinary item..........     $ 44,166,603          $ 47,514,489       $ (31,219,329)

Extraordinary (loss) gain on early extinguishment
  of debt, net of tax benefit of $950,000 and
  $256,665 in 1998 and 1999, respectively,
  and net of tax expense of $2,473,470 in 2000.......       (1,761,002)             (384,983)          3,710,204
                                                            ----------            ----------         -----------
Net income (loss) ...................................       42,405,601            47,129,506         (27,509,125)
LESS:
Preferred stock dividends:
   Convertible preferred.............................        2,879,872             1,675,949                  --
   Exchangeable preferred............................       22,129,854            25,041,318          28,335,855
Accretion on exchangeable preferred..................          500,148               500,148             500,148
                                                            ----------            ----------         -----------
Net income (loss) attributable to common shareholders       16,895,727            19,912,091         (56,345,128)

Effect of dilutive securities:
PLUS:
  Convertible preferred stock dividends..............        2,879,872             1,675,949                  --
                                                            ----------            ----------         -----------
Net income (loss) attributable to common
  Shareholders - assuming dilution...................     $ 19,775,599          $ 21,588,040       $ (56,345,128)
                                                            ----------            ----------         -----------
                                                            ----------            ----------         -----------
Weighted average common shares outstanding for
  basic net income (loss) per share..................       10,358,371            13,968,611          18,203,498
ADD:
Effect of dilutive securities:
   Preferred stock conversions.......................        6,236,680             4,151,240
   Stock options.....................................          371,450               891,944
                                                            ----------            ----------
     Total potential dilutive common shares..........        6,608,130             5,043,184                  (a)
Adjusted weighted average common
  shares outstanding - assuming dilution.............       16,966,501            19,011,795         (18,203,128)
                                                            ----------            ----------         -----------
                                                            ----------            ----------         -----------
Per Common Share:
   Basic income (loss) before extraordinary item.....     $       1.80          $       1.46       $       (3.30)
   Basic extraordinary (loss) gain...................            (0.17)                (0.03)               0.20
                                                            ----------            ----------         -----------
   Basic net income (loss) per share.................     $       1.63          $       1.43       $       (3.10)
                                                            ----------            ----------         -----------
                                                            ----------            ----------         -----------
   Diluted income (loss) before extraordinary item...     $       1.27          $       1.16       $       (3.30)
   Diluted extraordinary (loss) gain.................            (0.10)                (0.02)               0.20
                                                            ----------            ----------         -----------
   Diluted net income (loss) per share...............     $       1.17          $       1.14       $       (3.10)
                                                            ----------            ----------         -----------
                                                            ----------            ----------         -----------

- ----------
(a) No adjustments were made to the dilutive per share calculation for the year ended December 31, 2000, as doing so would have been antidilutive.

                        GRANITE BROADCASTING CORPORATION

NOTE 3 - ACQUISITIONS AND DISPOSITIONS

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


NOTE 4 -- PROPERTY AND EQUIPMENT

         The major classifications of property and equipment are as follows:

                                                                      DECEMBER 31,
                                                         ----------------------------------
                                                            1999                     2000
                                                         ----------              ----------
         Land....................................       $ 1,750,522             $ 1,750,522
         Buildings and improvements..............        14,075,255              14,969,602
         Furniture and fixtures..................         7,990,633               8,397,648
         Technical equipment and other...........        45,350,080              52,655,328
                                                         ----------              ----------
                                                         69,166,490              77,773,100

         Less:  Accumulated depreciation.........        29,990,321              35,090,364
                                                         ----------              ----------
         Net property and equipment..............       $39,176,169             $42,682,736
                                                        ===========             ===========


NOTE 5 -- OTHER ACCRUED LIABILITIES

         Other accrued liabilities are summarized below:

                                                                     DECEMBER 31,
                                                           -------------------------------
                                                               1999                2000
                                                               ----                ----
         Compensation and benefits...............          $ 2,205,324         $ 1,373,761
         Taxes payable...........................            3,912,027             300,873
         Other...................................            1,662,124           1,376,254
                                                             ---------           ---------
         Total...................................          $ 7,779,475         $ 3,050,888
                                                           ===========         ===========


NOTE 6 -- OTHER CURRENT LIABILITIES

         Other current liabilities are summarized below:

                                                                      DECEMBER 31,
                                                             ----------------------------
                                                                1999                 2000
                                                                ----                 ----
         WB affiliation payment, net.................        $ 4,101,907       $ 3,905,765
         Barter payable..............................          1,724,025           851,482
         Other.......................................            647,761           328,048
                                                             -----------       -----------
         Total.......................................        $ 6,473,693       $ 5,085,295
                                                              ==========        ==========

                        GRANITE BROADCASTING CORPORATION

NOTE 7-- OTHER CURRENT ASSETS

         Other current assets are summarized below:

                                                                       DECEMBER 31,
                                                              ----------------------------
                                                                1999               2000
                                                              ---------          ---------
         Income tax receivable                              $      --         $ 19,431,000
         Barter and other receivables................         2,951,963          2,972,067
         Escrow deposit related to station
           acquisition and other related costs.......         2,123,116                --
         Prepaid film contract rights................            92,496          1,136,645
         Insurance settlement receivable.............         2,595,902          2,617,646
         Other.......................................         2,636,272          3,561,970
                                                              ---------          ---------
         Total.......................................       $10,399,749        $29,719,328
                                                            ===========        ===========



NOTE 8-- LONG-TERM DEBT

         The carrying amounts and fair values of the Company's long-term debt are as follows:

                                                     DECEMBER 31, 1999                    DECEMBER 31, 2000
                                           --------------------------------      -------------------------------
                                           CARRYING AMOUNT      FAIR VALUE       CARRYING AMOUNT       FAIR VALUE
                                           ---------------      ----------       ---------------       ----------
         Senior Bank Debt..............      $ 17,000,000       $ 17,000,000       $113,672,428       $113,672,428
         9-3/8% Senior Subordinated
            Notes,  net of  unamortized
           discount....................        38,643,509         38,453,796         34,573,475         21,229,375
         10-3/8% Senior Subordinated
           Notes.......................       132,420,000        134,856,528        100,717,000         59,926,615
         8-7/8% Senior Subordinated
           Notes,  net  of  unamortized
           discount....................       115,810,795        111,873,960         62,428,011         37,405,125
                                              -----------        -----------         ----------         ----------
         Total.........................      $303,874,304       $302,184,284       $311,390,914       $231,716,575
                                             ============       ============       ============       ============


         The fair value of the Company's Senior Subordinated Notes is estimated based on quoted market prices. The carrying amount of the Company's borrowings under its Credit Agreement approximated fair value.

                        GRANITE BROADCASTING CORPORATION

   SENIOR BANK DEBT

         On March 6, 2001, the Company entered into an amended and restated $205,000,000 Senior Credit Agreement (the "Credit Agreement"). The Credit Agreement consists of a $110,000,000 Tranche A term loan and a $95,000,000 Tranche B loan. The proceeds from the Credit Agreement were used (i) to repay all outstanding borrowings of approximately $114,000,000 under the Company's existing senior revolving credit facility, (ii) to prepay the first installment under the NBC Affiliation Agreement (see Note 15), (iii) to pay certain fees and expenses associated with the Credit Agreement and (iv) for general working capital purposes.

         The Tranche A and Tranche B term loans bear interest which is payable monthly at the greater of LIBOR plus 5.50% or 12%. In addition, the Tranche B term loan accrues simple deferred interest at an annual rate of 6% which is payable when the Credit Agreement matures on December 31, 2003. The Company granted to the Tranche B lenders a warrant to purchase 753,491 shares of Common Stock (Nonvoting), par value $.01 per share, at an exercise price of $1.75 per share. The warrant is fully vested and remains exercisable until March 6, 2006.

         The Credit Agreement is secured by substantially all the assets of the Company, as well as a pledge of all issued and outstanding shares of capital stock of the Company's subsidiaries and guaranteed by all the subsidiaries of the Company. The Credit Agreement requires the Company to maintain compliance with certain financial tests, including but not limited to minimum net revenue, broadcast cash flow, EBITDA and a maximum ratio of senior debt to EBITDA. Other provisions place limitations on the payments for capital expenditures and prohibits incurrence of additional debt, the purchase of the Company's common stock, the repurchase of subordinated indebtedness and the declaration and payment of cash dividends.

SENIOR SUBORDINATED NOTES

         In May 1995, the Company issued $175,000,000 aggregate principal amount of its 10-3/8% Senior Subordinated Notes (the "10-3/8% Notes") due May 15, 2005. Since then, the Company repurchased a total of $74,283,000 face amount of its 10-3/8% Notes at various prices.

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

         In February 1996, the Company completed an offering of $110,000,000 principal amount of its 9-3/8% Senior Subordinated Notes (the "9-3/8% Notes") due December 1, 2005 at a discount, resulting in net proceeds to the Company of $109,450,000. Since then, the Company repurchased a total of $75,340,000 principal amount of its 9-3/8% Notes at various prices.

         The 9-3/8% Notes are redeemable at any time on or after December 1, 2000, at the option of the Company, in whole or in part, at certain prices declining annually to 100% of the principal amount on or after December 1, 2002, plus accrued interest. The Company is required to offer to purchase all outstanding 9-3/8% Notes at 101% of the principal amount plus accrued interest in the event of a Change of Control (as defined in the Indenture

                        GRANITE BROADCASTING CORPORATION
governing the 9-3/8% Notes).

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

         In May 1998, the Company completed an offering of $175,000,000 principal amount of its 8-7/8% Senior Subordinated Notes, due May 15, 2008 (the "8-7/8% Notes"), at a discount, resulting in proceeds to the Company of $174,482,000. Since then, the Company repurchased a total of $112,435,000 principal amount of its 8-7/8% Notes at various prices.

         The 8-7/8% Notes are redeemable in the event that on or before May 15, 2001 the Company receives net proceeds from the sale of its Capital Stock (other than Disqualified Stock (each as defined in the Indenture governing the 8-7/8% Notes)), in which case the Company may, at its option and from time to time, use all or a portion of any such net proceeds to redeem certain amounts of the 8-7/8% Notes with certain limitations. In addition, the 8-7/8% Notes are redeemable at any time on or after May 15, 2003 at the option of the Company, in whole or in part, at certain prices declining annually to 100% of the principal amount on or after May 15, 2006, plus accrued interest. The Company is required to offer to purchase all outstanding 8-7/8% Notes at 101% of the principal amount thereof plus accrued interest in the event of a Change of Control (as defined in the Indenture governing the 8-7/8% Notes).

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

         During 1998 and 1999, the Company recognized extraordinary losses of $2,711,000 and $642,000 respectively, related to the repurchases of subordinated debt, as well as the repayment of all then outstanding term loan and revolving credit borrowings under the then existing bank credit agreements in 1998. Such extraordinary losses were the result of premiums paid and the write-off of related deferred financing fees, offset in part, by gains recognized on that subordinated debt repurchased at a discount. During 2000 the Company recognized an extraordinary gain of $3,710,000 related to the repurchase of subordinated debt. The extraordinary gain was the result of gains recognized on that subordinated debt repurchased at a discount, offset in part, by the write-off of related deferred financing fees.

         The scheduled principal maturities on all long-term debt for the five years subsequent to December 31, 2000, after reflecting the repayment of the existing senior revolving credit facility with the proceeds from the Credit Agreement, are as follows:

         2001.............................................................   $             -
         2002.............................................................                 -
         2003.............................................................       205,000,000
         2004.............................................................                 -
         2005 ............................................................       135,377,000
         2006 and thereafter..............................................        62,565,000
                                                                             ---------------
                                                                             $   402,942,000
                                                                             ---------------
                                                                             ---------------

                        GRANITE BROADCASTING CORPORATION

NOTE 9 -- COMMITMENTS

         Future minimum lease payments under long-term operating leases as of December 31, 2000 are as follows:

         2001.............................................................     $  1,586,511
         2002.............................................................        1,518,020
         2003.............................................................        1,279,903
         2004.............................................................        1,346,757
         2005 ............................................................        1,373,378
         2006 and thereafter..............................................        1,471,592
                                                                             --------------
                                                                               $  8,576,161
                                                                               ------------
                                                                               ------------

         Rent expense, including escalation charges, was $1,314,000, $1,559,000 and $1,416,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

         Future payments required under film contract rights payable as of December 31, 2000 are as follows:

         2001.............................................................     $ 25,504,608
         2002.............................................................        8,615,142
         2003.............................................................        6,854,387
         2004.............................................................        1,112,883
                                                                               ------------
                                                                               $ 42,087,020
                                                                               ------------
                                                                               ------------


NOTE 10 -- REDEEMABLE PREFERRED STOCK

   SERIES A PREFERRED STOCK

         The Company authorized 100,000 shares of its Series A Convertible Preferred Stock ("Series A Stock"), par value $.01 per share, which were issued at an aggregate price of $1,210,000. All outstanding shares of the Series A Stock were converted into shares of the Company's Common Stock (Nonvoting), par value $.01 per share (the "Common Stock (Nonvoting)") in August 1995. Prior to conversion, dividends accrued on the Series A Stock at an annual rate of $.40 per share which accumulated, without interest, if unpaid. Accrued but unpaid dividends on the Series A Stock totaled $262,844 at December 31, 1999 and 2000. Accrued dividends are due and payable on the date on which such dividends may be paid under the Company's debt instruments.

12-3/4% CUMULATIVE EXCHANGEABLE PREFERRED STOCK

         In January 1997, the Company authorized 400,000 shares of its 12-3/4% Cumulative Exchangeable Preferred Stock (the "12-3/4% Cumulative Exchangeable Preferred Stock"), par value $.01 per share. In connection with the Company's acquisition of WDWB-TV, 150,000 shares of the 12-3/4% Cumulative Exchangeable Preferred Stock were issued in January 1997 at a price of $1,000 per share. Holders of the 12-3/4% Cumulative Exchangeable Preferred Stock are entitled to receive dividends at an annual rate of 12-3/4% per share payable semi-annually on April 1 and October 1 of each year. The Credit Agreement does not permit the payment of cash dividends on the 12-3/4% Cumulative Exchangeable Preferred Stock. The Company can pay dividends on or prior to April 1, 2002 in additional shares of 12-3/4% Cumulative Exchangeable Preferred Stock. Dividends on the 12-3/4% Cumulative Exchangeable Preferred Stock are cumulative and accrue without interest, if unpaid.

         The 12-3/4% Cumulative Exchangeable Preferred Stock is entitled to a preference of $1,000 per share

                        GRANITE BROADCASTING CORPORATION
initially, plus accumulated and unpaid dividends in the event of liquidation or winding up of the Company ($243,712,713 liquidation value at December 31, 2000). The Company is required, subject to certain conditions, to redeem all of the 12-3/4% Cumulative Exchangeable Preferred Stock outstanding on April 1, 2009, at a redemption price equal to 100% of the then effective liquidation preference thereof, plus, without duplication, accumulated and unpaid dividends to the date of redemption.

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


NOTE 11 -- STOCKHOLDERS' EQUITY

   STOCK OPTION PLANS

         The Company has a stock option plan (the "Stock Option Plan") for officers and certain key employees. On January 8, 1999, the Stock Option Plan was amended to increase the shares of Common Stock (Nonvoting) subject to options available for grant to 4,000,000 from 3,000,000. On February 23, 1999, the Stock Option Plan was further amended to increase the shares of Common Stock (Nonvoting) subject to options available for grant from 4,000,000 to 6,000,000. The Stock Option Plan terminated on April 1, 2000. At December 31, 1999 and 2000, options granted under the Stock Option Plan were outstanding for the purchase of 4,692,625 and 4,629,925 shares of Common Stock (Nonvoting), respectively.

         On April 27, 2000, the Company adopted a new stock option plan (the "2000 Stock Option Plan") for officers and certain key employees. The number of shares of Common Stock (Nonvoting) subject to options available for grant is 4,000,000. Options may be granted under the 2000 Stock Option Plan at an exercise price (for tax-qualified incentive stock options) of not less than 100% of the fair market value of the Common Stock (Nonvoting) on the date the option is granted, or 110% of such fair market value for option recipients who hold 10% or more of the Company's voting stock. The exercise price for non-qualified stock options may be less than, equal to or greater than the fair market value of the Common Stock (Nonvoting) on the date the option is granted. At December 31, 2000, options granted under the 2000 Stock Option Plan were outstanding for the purchase of 624,500 shares of Common Stock (Nonvoting).

         During 2000, certain officers of the Company exercised stock options. The provisions of the Stock Option Plan allow an option holder to pay the exercise price and applicable federal and state withholding taxes using previously owned shares as the method of payment. Consequently, the Company would have had to remit approximately $1,000,000 in withholding taxes on the income generated from exercise. Due to concerns about the impact this payment would have on the Company's cash position at that time, the board of directors approved a rescission of those options exercises. As a result, the Company recorded a one-time non-cash charge to earnings of $1,192,000, representing the lost tax deduction the Company would have received had the option exercises not been rescinded.

         On March 1, 1994, the Company adopted a Director Stock Option Plan (the "Director Option Plan") providing for the grant, from time to time, of nonqualified stock options to non-employee directors of the Company to purchase an aggregate of 300,000 shares of Common Stock (Nonvoting). On July 27, 1999, the Director Option Plan was amended to increase the shares of Common Stock (Nonvoting) subject to options available for grant to 1,000,000. As of December 31, 1999 and 2000, options granted under the Director Option Plan were outstanding for the purchase of 786,685 and 861,360 shares of Common Stock (Nonvoting), respectively. The options granted

                        GRANITE BROADCASTING CORPORATION
under the Director Option Plan serve as compensation for attendance at regularly scheduled meetings and for service on certain committees of the Board of Directors.

         The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"). Accordingly, no compensation expense has been recognized for the stock option plans. For purposes of SFAS 123 pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period; therefore, the impact on pro forma net income (loss) in 1998, 1999 and 2000 may not be representative of the impact in future years. The Company's pro forma information for years ended December 31, follows:

                                                                       1998            1999            2000
                                                                  --------------    -----------     -----------
         Pro forma net income (loss).........................      $40,900,956      $45,661,497    $(30,022,799)
         Pro forma net income (loss) per share:
           Basic.............................................            $1.49            $1.32          $(3.23)
           Diluted...........................................            $1.08            $1.06          $(3.23)


         The fair value for each option grant was estimated at the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions for the various grants made during 1998, 1999 and 2000: risk-free interest rate of 4.65% in 1998, 5.93% in 1999 and 4.80% in 2000; no dividend yield; expected volatility of 38% in 1998, 45% in 1999 and 81% in 2000; and expected lives of three years in 1998 and four years in 1999 and 2000.

         The Black Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The Company's employee stock options have characteristics significantly different from those of traded options and changes in the subjective input assumptions can materially affect the fair value estimate.

                                                1998                      1999                      2000
                                       ---------------------     -----------------------    ----------------------
                                                   WEIGHTED-                   WEIGHTED-                 WEIGHTED-
                                                    AVERAGE                     AVERAGE                   AVERAGE
                                                   EXERCISE                    EXERCISE                  EXERCISE
                                        OPTIONS      PRICE       OPTIONS         PRICE      OPTIONS       PRICE
                                        -------      -----       -------         -----      -------       -----
Outstanding at beginning of year....   2,336,850  $     9.98     2,053,225       $8.51     5,479,310       $8.10
Granted.............................     317,500       11.28     3,637,385        7.78       720,375        2.97
Exercised...........................    (20,125)        7.62      (31,800)        4.63       (1,400)        6.64
Forfeited...........................    (581,000)      15.97     (179,500)        6.95      (82,500)        7.05
                                       ---------                 ---------                  --------
Outstanding at end of year..........   2,053,225        8.51     5,479,310        8.10     6,115,785        7.51
                                       =========                 =========                 =========
Exercisable at end of year..........   1,298,025        7.49     1,779,810        7.90     2,600,710        7.74
Weighted-average fair value of
  options granted during the year...       $3.36                     $2.87                     $1.84

                              OPTIONS OUTSTANDING                                   OPTIONS EXERCISABLE
                      ----------------------------------------------------    --------------------------------
                                      WEIGHTED-AVERAGE                           NUMBER
     RANGE OF                            REMAINING        WEIGHTED-AVERAGE    OUTSTANDING     WEIGHTED-AVERAGE
  EXERCISE PRICES     AT 12/31/00     CONTRACTUAL LIFE     EXERCISE PRICE     AT 12/31/00      EXERCISE PRICE
  ---------------     -----------     ----------------     --------------     -----------      ---------------
 $1.50 -  $2.00          569,500        9.94 years              $1.50                --             $  --
 $3.00 -  $5.50          450,625        3.41 years              $3.81           446,875              3.80
 $6.13 -  $6.88        1,677,700        8.06 years               6.48           667,000              6.46
 $7.00 -  $9.75        1,409,260        6.62 years               7.86           866,810              7.97
$10.00 - $12.44        2,008,700        6.92 years              10.66           620,025             11.65

                        GRANITE BROADCASTING CORPORATION

   MANAGEMENT STOCK PLAN

         In April 1993, the Company adopted a Management Stock Plan providing for the grant from time to time of awards denominated in shares of Common Stock (Nonvoting) (the "Bonus Shares") to salaried executive employees of the Company. On February 15, 2001, the Company increased the reserve of shares of Common Stock (Nonvoting) available for grant under the Management Stock Plan to 1,500,000 from 1,000,000. Shares generally vest over a five-year period. As of December 31, 2000, the Company has allocated a total of 822,062 Bonus Shares pursuant to the Management Stock Plan, 662,187 of which had vested through December 31, 2000. For the years ended December 31, 1999 and 2000, 66,600 and 58,875 shares, respectively, were granted pursuant to the Management Stock Plan. The weighted-average grant-date fair value of those shares is $7.60 and $6.54, respectively.

   NON-EMPLOYEE DIRECTORS' STOCK PLAN

         In April 1997, the Company adopted a Non-Employee Directors' Stock Plan (the "Director Stock Plan"), providing an annual grant of the Company's Common Stock (Nonvoting) to each eligible non-employee director of a number of shares equal to $20,000 divided by the fair market value of the Common Stock (Nonvoting) on the date of grant. On December 31, 2000, the Company increased the reserve of shares of Common Stock (Nonvoting) for grant under the Director Stock Plan from 100,000 shares to 400,000 shares. Shares granted vest immediately. For the years ended December 31, 1999 and 2000, 27,297 and 15,800 shares, respectively, were granted pursuant to the Director Stock Plan with weighted-average grant date fair values of $6.23 and $10.13 respectively.

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

         The total number of common shares outstanding at December 31, 2000 assuming the exercise of all outstanding stock options and warrants is as follows:

         Class A Common Stock..............................................           178,500
         Common Stock (Nonvoting)..........................................        18,030,811
         Stock options.....................................................         5,546,285
         Warrants..........................................................         4,500,000
                                                                                 ------------
                                                                                   28,255,596
                                                                                 ------------
                                                                                 ------------

NOTE 12 -- INCOME TAXES

         The Company files a consolidated federal income tax return for its entities, which, as of January 1, 1999 includes the operations of WKBW. The Company records income taxes using a liability approach for financial accounting and reporting which results in the recognition and measurement of deferred tax assets based on the likelihood of realization of tax benefits in future years.

         The provision (benefit) for income taxes for the years ended December 31 consists of the following:

                        GRANITE BROADCASTING CORPORATION

                                                                        1998              1999          2000
                                                                        ----              ----          ----
         Current taxes:
            Federal...............................................    $  958,000     $23,397,000   $(18,616,000)
            State.................................................       731,000       2,111,000      2,801,000
                                                                         -------      ----------      ---------
                                                                       1,689,000      25,508,000    (15,815,000)
         Deferred taxes:
            Federal...............................................     7,469,000       4,876,000      6,971,000
            State.................................................       142,000         933,000     (2,034,000)
                                                                        --------        --------     -----------
                                                                       7,611,000       5,809,000      4,937,000
                                                                       ---------       ---------      ---------
         Provision (benefit) for income taxes.....................    $9,300,000     $31,317,000   $(10,878,000)
                                                                      ==========     ===========   =============


         The provision for income taxes for the year ended December 31, 1998 is comprised of a non-cash provision for income taxes relating to the separate federal return of WKBW of $719,215. Also included are the provisions for state and local taxes.

                        GRANITE BROADCASTING CORPORATION

         Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the Company's deferred tax asset and liability as of December 31 are as follows:

                                                                                  DECEMBER 31,
                                                                           ------------------------------
                                                                              1999               2000
                                                                           ----------        ------------
          Deferred tax liability:
          Excess carrying value of non-
             goodwill intangible assets over tax basis                   $88,674,743        $101,758,146
          Depreciation                                                     2,406,638           2,887,677
          Interest on NBC obligation                                           -               3,669,672
          Other                                                              181,473               -
                                                                             -------         -----------

          Total deferred tax liability                                    91,262,854         108,315,495
          Deferred tax assets:
             Net operating loss carryforward                               7,144,939           9,211,527
             Other                                                             -                 581,416
             Alternative minimum tax credit                                    -               1,898,100
                                                                         -----------           ---------
          Total deferred tax assets                                        7,144,939          11,691,043
                                                                           ---------          ----------
          Net deferred tax liability                                     $84,117,915        $ 96,624,452
                                                                         ===========         ===========


         The difference between the U.S. federal statutory tax rate and the Company's effective tax rate for the years ended December 31 is as follows:

                                                                         1998             1999              2000
                                                                      ----------       ----------        ----------
         U.S. statutory rate.........................................     35.0%            35.0%            35.0%
         Nondeductible amortization.................................       1.9              1.8             (3.3)
         State and local taxes.......................................      1.1              2.6             (3.3)
         (Decrease) increase in valuation allowance..................    (19.2)             0.5              -
         Other, net..................................................      -                -               (2.5)
                                                                          -----            ----             -----
         Effective tax rate.........................................      18.8%            39.9%            25.9%
                                                                          =====            ====             =====


         At December 31, 2000, the Company had a net operating loss carryforward for federal tax purposes of approximately $18,000,000 relating to WKBW, which may be subject to limitation under the Separate Return Limitation Rules of the Internal Revenue Code. These net operating losses will expire no sooner than December 31, 2002. As of January 1, 1999, the operations of WKBW were included in the Company's federal consolidated tax return.

         In 1998, the Company released the valuation allowance as it was more likely than not that deferred tax assets would be realized in the future.

NOTE 13 -- DEFINED CONTRIBUTION PLAN

         The Company has a trusteed profit sharing and savings plan (the "Plan") covering substantially all of its employees. Contributions by the Company to the Plan are based on a percentage of the amount of employee contributions to the Plan and are made at the discretion of the Board of Directors. Company contributions, which are funded monthly, amounted to $792,000, $811,390 and $778,378 for the years ended December 31, 1998, 1999

                        GRANITE BROADCASTING CORPORATION
and 2000, respectively.

NOTE 14 -- RELATED PARTY

         Between 1995 and 1998, the Company loaned an officer $2,911,000 in four separate transactions. On January 1, 2001, the Company loaned this officer an additional $375,000. On February 15, 2001, the Company agreed to consolidate the five loans into one promissory note in the amount of $3,286,000. The new promissory note matures on January 25, 2006 or, if earlier, 30 days after the officer's termination of employment. The new promissory note does not bear interest but interest at an annual rate of 6.75% will be imputed as additional compensation to the officer. The new promissory note allows for the loan to be forgiven in one-third increments if the Company's Common Stock (Nonvoting) trades for ten consecutive trading days at $15, $20, and $25, respectively, or if the per share consideration received by the Company's common stockholders in a Change of Control (as defined in the Indentures governing the Company's senior subordinated notes) equals at least $15.00, $20.00 or $25.00, respectively. In addition, on February 15, 2001 the Company forgave $232,247 of interest accrued during the year-ended December 31, 2000. The Company will take a charge against earnings for this amount in the first quarter of 2001.

         In 1995, the Company loaned another officer $221,200. On February 15, 2001, the Company agreed to cancel this note and issue a new promissory note in the same amount. The new promissory note matures on January 25, 2006 or, if earlier, 30 days after the officer's termination of employment. The new promissory note does not bear interest but interest at an annual rate of 6.75% will be imputed as additional compensation to the officer. The new promissory note allows for the loan to be forgiven in one-third increments if the Company's Common Stock (Nonvoting) trades for ten consecutive trading days at $15, $20, and $25, respectively, or if the per share consideration received by the Company's common stockholders in a Change of Control (as defined in the Indentures governing the Company's senior subordinated notes) equals at least $15.00, $20.00 or $25.00, respectively. In addition, on February 15, 2001 the Company forgave $19,908 of interest accrued during the year-ended December 31, 2000. The Company will take a charge against earnings for this amount in the first quarter of 2001.


NOTE 15 - NBC AFFILIATION

         On May 31, 2000, the Company entered into a series of definitive agreements with the NBC Television Network ("NBC"). Pursuant to these agreements, KNTV is to become the NBC affiliate in the San Francisco-Oakland-San Jose California DMA for a ten-year term commencing on January 1, 2002 (the "San Francisco Affiliation"). In connection with the affiliation switch to NBC, the Company intended to expand KNTV's coverage to include a greater percentage of the San Francisco-Oakland-San Jose DMA. In May 2000, KNTV more than doubled its power and is now broadcasting at full power. The power increase allows KNTV's over the air signal to reach 90% of the San Francisco-Oakland-San Jose television market. In November 2000, KNTV and AT&T Broadband, the market's leading cable operator, signed a five-year renewable cable carriage agreement that will deliver KNTV to virtually all homes in the San Francisco-Oakland-San Jose television market by January 1, 2002.

         In addition, NBC extended the term of the Company's NBC affiliation agreements with KSEE, WEEK and KBJR until December 31, 2011. As a part of such extension, NBC's affiliation payment obligations to Granite for such stations will be terminated as of December 31, 2001.

         In consideration for the San Francisco Affiliation, the Company was to pay $362 million in nine annual installments, with the initial payment in the amount of $61 million due January 1, 2002. On March 6, 2001, the San Francisco Affiliation was amended to reduce the January 1, 2002 installment to $30,500,000 and defer the remaining $30,500,000 of the original initial payment until January 1, 2005. After giving effect to these changes, the present value of the new payment schedule is substantially unchanged from the original terms. The Company

                        GRANITE BROADCASTING CORPORATION
prepaid the January 1, 2002 installment on March 6, 2001 by paying
$27,778,694, which represents the present value of that installment discounted at 12%. The scheduled payments under the San Francisco Affiliation for the five years subsequent to December 31, 2000, excluding the prepayment, are as follows:


            2001                       $       --
            2002                               --
            2003                          37,160,000
            2004                          37,160,000
            2005                          70,160,000
            2006 and thereafter          198,000,000
                                       -------------
            Total                      $ 342,480,000
                                       =============

         In addition, the Company granted NBC a warrant to purchase 2,500,000 shares of the Company's Common Stock (Nonvoting), par value $0.01 per share (the "Common Stock (Nonvoting)"), at an exercise price of $12.50 per share (the "A Warrant") and a warrant to purchase 2,000,000 shares of Common Stock (Nonvoting) at an exercise price of $15.00 per share (the "B Warrant"). The A Warrant vested in full on December 31, 2000. The B Warrant vests in full on January 1, 2002, if the San Francisco Affiliation is in effect on that date. Each warrant, once vested, remains exercisable until December 31, 2011 (or, if earlier, any date prior to January 1, 2007 on which the San Francisco Affiliation is terminated) and may be exercised for cash or surrender of a portion of a then exercisable Warrant. The fair value of the warrants of $12,150,000 has been recorded as a non-current asset and will be amortized over the ten-year life of the San Francisco Affiliation.

NOTE 16 -- PRICE RANGE OF COMMON STOCK (NONVOTING) AND
           CUMULATIVE CONVERTIBLE EXCHANGEABLE PREFERRED STOCK (UNAUDITED)

         The Company's Common Stock (Nonvoting) is traded in the over-the-counter market and is quoted on the NASDAQ National Market under the symbol "GBTVK". The following table sets forth the closing market price ranges per share of Common Stock (Nonvoting) during 1999 and 2000, as reported by
NASDAQ:

                                                                                  HIGH             LOW
                                                                                  ----             ---
         1999
         First Quarter.....................................................      $ 8-3/4          $6-1/8

         Second Quarter....................................................        8-1/8           6

         Third Quarter.....................................................       12-1/8           7-3/8

         Fourth Quarter....................................................       14-3/8           8-15/16



         2000

         First Quarter.....................................................       12-3/4          5-3/16

         Second Quarter....................................................        7-3/8           5-3/8

         Third Quarter.....................................................       7-1/16           4-1/2

         Fourth Quarter....................................................        4-5/8             7/8


         As of March 6, 2001 the closing price per share for the Company's Common Stock (Nonvoting), as reported by NASDAQ was $3.438 per share.

NOTE 17 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

         The following is a summary of the quarterly results of operations for the years ended December 31, 1999 and 2000:

                               March 31,           June 30,            September 30,         December 31,
                                 1999               1999                   1999                 1999
                                 ----               ----                   ----                 ----
Net revenue                  $  33,874,817       $  40,925,410        $  35,578,729          $  39,467,999
(Loss) income before
   extraordinary item           (6,423,422)           (952,282)          55,244,974               (354,781)
Net (loss) income               (6,423,422)           (952,282)          54,351,994                153,216
Per common share:
   (Loss) income before
    extraordinary item
       Basic                 $       (1.10)      $       (0.66)       $        3.49          $       (0.40)
       Diluted                       (1.10)              (0.66)                2.53                  (0.40)
   Net (loss) income
       Basic                         (1.10)              (0.66)                3.43                  (0.37)
       Diluted                       (1.10)              (0.66)                2.48                  (0.37)


                               March 31,           June 30,            September 30,         December 31,
                                 2000               2000                   2000                 2000
                                 ----               ----                   ----                 ----
Net revenue                  $  33,339,280       $  37,575,779        $  32,238,416          $  36,916,772
Loss before extraordinary
   item                         (8,811,291)         (4,351,993)         (10,839,214)            (7,216,831)
Net loss                        (7,027,823)         (2,425,257)         (10,839,214)            (7,216,831)
Per common share:
   Loss before
    extraordinary item
       Basic                 $       (0.85)      $       (0.62)       $       (0.98)         $       (0.82)
       Diluted                       (0.85)              (0.62)               (0.98)                 (0.82)
   Net loss
       Basic                         (0.75)              (0.52)               (0.98)                 (0.82)
       Diluted                       (0.75)              (0.52)               (0.98)                 (0.82)

                                   SCHEDULE II
                        GRANITE BROADCASTING CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS


                                          BALANCE AT   AMOUNT CHARGED                        BALANCE
       ALLOWANCE FOR                      BEGINNING       TO COSTS            AMOUNT         AT END
     DOUBTFUL ACCOUNTS                     OF YEAR      AND EXPENSES        WRITTEN OFF(1)   OF YEAR
     -----------------                    ---------    --------------      ------------     ---------
For the year ended December 31, 1998....    408,290    $   466,945        $    450,945     $  424,290

For the year ended December 31, 1999....    424,290        492,648             486,578        430,360

For the year ended December 31, 2000....    430,360      1,453,709           1,235,207        648,862


- -----------
1     Net of recoveries.

ITEM 9.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE

         None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth information concerning the executive officers and directors of the Company as of March 5, 2001:

         NAME                                          AGE                      POSITION
         ----                                          ---                      --------
W. Don Cornwell(1)...................................  53     Chairman of the Board, Chief Executive Officer
                                                                and Director
Stuart J. Beck(1)....................................  54     President, Secretary and Director
Robert E. Selwyn, Jr.................................  57     Chief Operating Officer and Director
Lawrence I. Wills....................................  40     Senior Vice President-Chief Administrative Officer
Ellen McClain........................................  36     Senior Vice President-Chief Financial Officer
James L. Greenwald(2)................................  73     Director
Martin F. Beck.......................................  83     Director
Edward Dugger, III...................................  51     Director
Thomas R. Settle(1)(3)(4)............................  60     Director
Charles J. Hamilton, Jr.(2)(3)(4)....................  53     Director
M. Fred Brown(2).....................................  54     Director
Jon E. Barfield(3)...................................  49     Director
Veronica E. Pollard(3)...............................  55     Director

- ------------
(1)   Member of the Stock Option Committee.
(2)   Member of the Audit Committee.
(3)   Member of the Compensation Committee.
(4)   Member of the Management Stock Plan Committee.


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

         Mr. Wills has been Senior Vice President-Chief Administrative Officer since February 2001. In addition, Mr. Wills served as Vice President-Finance and Controller of the Company from 1990 to 2001. Prior to joining the Company, Mr. Wills was employed by Ernst & Young LLP from 1982 to 1990 in various capacities, the most recent of which was as senior audit manager responsible for managing and supervising audit engagements. Mr. Wills is a director of Junior Achievement of New York, Inc. Mr. Wills received a bachelor's degree in Business Administration from Iona College in 1982.

         Ms. McClain has been Senior Vice President-Chief Financial Officer since February 2001. In addition, Ms. McClain served as Vice President-Corporate Development and Treasurer of the Company from 1994 to 2001. Prior to joining Granite, Ms. McClain attended Harvard Business School, where she received a Masters degree in Business Administration in June 1993. From 1990 to 1991, Ms. McClain was an Assistant Vice President with Canadian Imperial Bank of Commerce, where she served as a lender in the Bank's Media Group and from 1986 to 1990 was employed by Bank of New England, N.A. in various capacities including as a lender in the Communications Group. Ms. McClain is a director of the National Association of Black Owned Broadcasters. Ms. McClain received a Bachelor of Arts Degree in Economics from Brown University in 1986.

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

         Mr. Dugger has been a member of the Board of Directors of the Company since December 1988. Mr. Dugger has been President and Chief Executive Officer of UNC Ventures, Inc., a Boston-based venture capital firm, since January 1978, and its investment management company, UNC Partners, Inc., since June 1990. Mr. Dugger is a former director of the Federal Reserve Bank of Boston. Mr. Dugger received a Bachelor of Arts degree from Harvard College in 1971 and a Masters degree in Public Administration and Urban Planning from Princeton University in 1973.

         Mr. Hamilton has been a member of the Board of Directors of the Company since July 1992. Mr. Hamilton a partner in the New York law firm of Battle Fowler LLP from 1983 to 2000. On June 8, 2000, Battle Fowler LLP merged with the law firm of Paul, Hastings, Janotsky & Walker LLP, where he is a partner. Mr. Hamilton received a Bachelor of Arts degree from Harvard College in 1969 a Juris Doctor degree from Harvard Law School in 1975 and a Masters degree in City Planning (MCP) from the Massachusetts Institute of Technology in 1975. Mr. Hamilton is a member of the Board of Directors of the Environmental Defense Fund and Phoenix House Foundation, Inc. Mr. Hamilton is Chairman of the Board of Directors of the Higher Education Extension Service.

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

         Mr. Brown has been a member of the Board of Directors since April 1999. Mr. Brown founded and has been President of Aerodyne Capital, Inc., a California company specializing in the trading and leasing of commercial jet aircraft and high-bypass jet engines and JetAir Capital, Inc., a California company specializing in trading aircraft spare parts since 1993. Prior to founding Aerodyne and JetAir, Mr. Brown was Senior Vice President and Managing Director of Marketing for Blenhiem Aviation from 1989-1993. Mr. Brown is a director of San Francisco Jazz Organization. Mr. Brown received a Bachelor of Arts degree from Middlebury College in 1969. He received a Juris Doctor degree and a Masters degree in Business Administration from the University of California at Berkeley in 1973.

         Mr. Barfield has been a member of the Board of Directors since April 1999. Mr. Barfield has been Chairman and Chief Executive Officer of The Bartech Group, a contract employment and staffing services firm specializing in the recruitment and placement of engineering, I.T. and administrative professionals, since 1995. In addition, Mr. Barfield served as President of The Bartech Group from 1981 to 1995. Prior to joining The Bartech Group, Mr. Barfield practiced corporate and securities law with the Chicago based law firm of Sidley & Austin from 1977 to 1981. Mr. Barfield is a director of the National City Corporation, Tecumseh Products Company, the American Society of Employers, Blue Cross Blue Shield of Michigan and the Community Foundation for Southeastern Michigan. He is also a charter Trustee of Princeton University and a Trustee of Henry Ford Museum, Greenfield Village and Kettering University. Mr. Barfield received a Bachelor of Science degree from Princeton University in 1974 and received a Juris Doctor degree from Harvard Law School in 1977.

         Ms. Pollard has been a member of the Board of Directors since January 2000. Ms. Pollard has been Vice President-External Affairs for Toyota Motor Corporate Services of North America, Inc. since 1998. Prior to joining Toyota Motor Corporate Services of North America, Inc., Ms. Pollard was Vice President-Corporate Public Relations for ABC, Inc., a division of The Walt Disney Company from 1994 to 1998. Ms. Pollard is a trustee of the Museum for African Art in New York and a member of the Individual Investor Advisory Committee of the New York Stock Exchange. Ms. Pollard attended the University of Wisconsin for two years and received a Bachelor's degree from Boston University in 1966 and a Master's degree from Columbia University in 1968.

         All members of the Board of Directors hold office until the next annual meeting of shareholders of the Company or until their successors are duly elected and qualified. All officers are elected annually and serve at the discretion of the Board of Directors.

         Directors are separately reimbursed by the Company for their travel expenses incurred in attending Board or committee meetings and receive securities under each of the Company's Non-Employee Directors Stock Plan and Director Option Plan (each as defined herein and collectively referred to as the "Director Plans").

   SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Each director and officer of the Company who is subject to Section 16 of the Securities Exchange Act of 1934, as amended, is required to report to the Securities and Exchange Commission, by a specified date, his or her beneficial ownership of, or certain transactions in, the Company's securities. Except as set forth below, based solely upon a review of such reports, the Company believes that all filing requirements under Section 16 were complied with on a timely basis.

         For fiscal year 1999 the number of securities underlying two option grants to Mr. Cornwell that was reflected on one Form 5 were inadvertently incorrectly reported.

ITEM 11.  EXECUTIVE COMPENSATION

         The following table sets forth the cash compensation paid by the Company to its Chief Executive Officer and each of its most highly compensated executive officers whose total cash compensation exceeded $100,000 for each of the three years in the period ended December 31, 2000:

                           Summary Compensation Table

                                                                           LONG-TERM COMPENSATION
                                        ANNUAL COMPENSATION                       AWARDS
                               ------------------------------------       ------------------------
                                                                                        SECURITIES
                                                                          RESTRICTED    UNDERLYING     ALL OTHER
          NAME AND                                           BONUS          STOCK        OPTIONS/     COMPENSATION
       PRINCIPAL POSITION        YEAR      SALARY ($)       ($) (1)         AWARDS       SARS (#)        ($)(2)
    ---------------------      --------   ------------     --------       ----------    ----------   -------------
W. Don Cornwell                  2000       $600,000       $469,600           -             -           $ 5,250
Chief Executive                  1999        550,000        585,950           -         1,160,000         5,000
  Officer                        1998        550,000        448,300           -           150,000         5,000

Stuart J. Beck                   2000       $600,000       $336,000           -             -           $14,850
President                        1999        550,000        419,760           -           962,000        13,800
                                 1998        550,000        349,800           -           135,000         5,000

Robert E. Selwyn, Jr.            2000       $375,000       $ 46,875           -            50,000       $14,850
Chief Operating                  1999        371,600         90,500           -           150,000        14,600
  Officer                        1998        362,000         72,000           -             -             5,000

Lawrence I. Wills                2000       $177,000       $100,000           -           121,250       $ 5,250
Senior Vice President -          1999        140,500         85,125           -            50,000         5,000
  Chief Administrative           1998        136,500         35,000       $6,000(3)         -             5,000
  Officer

Ellen McClain                    2000       $177,000       $100,000           -           125,000          -
Senior Vice President -          1999        140,500         85,125           -            50,000       $ 4,063
  Chief Financial Officer        1998        136,500         35,000       $6,000(3)         -             5,000


- ----------

(1) Represents bonuses for service rendered in 1998, 1999 and 2000 that were paid in the following year

(2) The amounts shown in this column consists of a matching Company contribution under the Company's Employees' Profit Sharing and Savings (401(k)) Plan and an annual perquisite allowance for Messrs. Beck and Selwyn of $9,600 each in 2000 and $8,800 and $9,600, respectively in 1999.

(3) Represents the market value on the date of award of 1,000 Bonus Shares awarded under the Company's Management Stock Plan on December 31, 1998.

EMPLOYMENT AGREEMENTS AND COMPENSATION ARRANGEMENTS

         Mr. Cornwell and Mr. Stuart Beck each have an employment agreement with the Company. The agreements provide for a two year employment term, which is automatically renewed for subsequent two year terms unless advance notice of nonrenewal is given (the current term under such agreements, which were renewed in 1999, expires September 19, 2001). The base salary determined by the Compensation Committee of the Board of Directors was $550,000 for 1998 and 1999 and $600,000 for 2000. The agreements stipulate that Mr. Cornwell and Mr. Beck will devote their full time and efforts to the Company and will not engage in any business activities outside the scope of their employment with the Company unless approved by a majority of the Company's independent directors. Under the agreements, Mr. Cornwell and Mr. Beck are permitted to exchange any or all of their shares of Voting Common Stock for shares of Common Stock (Nonvoting), provided that such exchange does not jeopardize the Company's status as a minority-controlled entity under FCC regulations and that, after such exchange is effected, there will continue to be shares of voting stock of the Company outstanding. In addition to the compensation set forth in the employment agreements, Mr. Cornwell and Mr. Beck are eligible to receive incentive bonus payments under the Company's incentive bonus plan and stock options under certain of the Company's stock option plans. See "--Stock Option Plan" and "--Management Stock Plan."

         Mr. Selwyn has an employment agreement with the Company. The current employment term was extended to January 31, 2003. The annual base salary determined by the Compensation Committee of the Board of Directors was $362,000 for 1998, $371,600 for 1999, and $375,000 for 2000. The agreement stipulates that Mr. Selwyn will devote his full time and effort to the Company and will not engage in any business activities outside of the scope of his employment with the Company other than permitted thereunder. In addition to his base salary, Mr. Selwyn is eligible to receive shares of the Company's Common Stock (Nonvoting) under the Management Stock Plan, has been granted options to purchase shares of Common Stock (Nonvoting) under the Company's stock option plans and is eligible to participate in the Company's Employee Stock Purchase Plan. See "--Employee Stock Purchase Plan," "--Stock Option Plan" and "--Management Stock Plan."

         Under an employment arrangement with the Company, Mr. Wills is eligible to receive an annual cash bonus based upon the Company's financial performance during that year, such bonus to be determined by Messrs. Cornwell and Beck. Mr. Wills' 2000 base salary was fixed at $177,000.

         Under an employment arrangement with the Company, Ms. McClain is eligible to receive an annual cash bonus based upon the Company's financial performance during that year, such bonus to be determined by Messrs. Cornwell and Beck. Ms. McClain's 2000 base salary was fixed at $177,000.

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

         A contribution to the 401(k) Plan of $778,000 was charged to expense for 2000.

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

STOCK OPTION PLAN

In April 1990, the Company adopted a Stock Option Plan (the "Stock Option Plan") providing for the grant, from time to time, of Options to key employees and officers of the Company or its affiliates to purchase shares of Common Stock (Nonvoting). The Stock Option Plan terminated on April 1, 2000. As of March 23, 2001, options granted under the Stock Option Plan were outstanding for the purchase of 4,629,925 shares of Common Stock (Nonvoting).

On April 27, 2000, the Company adopted a new stock option plan (the "2000 Stock Option Plan") for officers and certain key employees of the Company and its affiliates (collectively, the "Participating Persons"). The 2000 Stock Option Plan provides for the grant of (i) Options intended to qualify as Incentive Stock Options ("ISOs") as defined in Section 422 of the Code and (ii) Options which do not qualify as ISOs ("NQSOs") to employees, officers, directors and consultants of the Company or its affiliates to purchase an aggregate of 4,000,000 shares of Common Stock (Nonvoting). No Participating Person may be granted ISOs which, when first exercisable in any calendar year (combined with ISOs under all incentive stock option plans of the Company and its affiliates) will permit such person to purchase stock of the Company having an aggregate fair market value (determined as of the time the ISO was granted) of more than $100,000. As of March 23, 2001, options granted under the 2000 Stock Option Plan were outstanding for the purchase of 624,500 shares of Common Stock
(Nonvoting).

         The 2000 Stock Option Plan is administered by the Stock Option Committee which consists of not less than three members of the Board of Directors appointed by the Board, and the Company's Compensation Committee, which consists of not less than two members all of whom are non-employee directors (collectively, the "Committee"). The members of the Stock Option Committee are Mr. Cornwell, Mr. Stuart Beck and Mr. Settle. The members of the Compensation Committee are Mr. Hamilton, Mr. Barfield, Ms. Pollard and Mr. Settle. The Stock Option Committee is only authorized to grant Options to persons who are not then "covered employees" within the meaning of Section 162(m) of the Internal Revenue Code or who are not then officers of the Company or holders of 10% or more of the Voting Common Stock. The Compensation Committee is authorized to make determinations with respect to all other persons. Subject to the provisions of the 2000 Stock Option Plan, the committee is empowered to, among other things, grant Options under the 2000 Stock Option Plan; determine which employees may be granted Options under the 2000 Stock Option Plan, the type of Option granted (ISO or NQSO), the number of shares subject to each Option, the time or times at which Options may be granted and exercised and the exercise price thereof; construe and interpret the 2000 Stock Option Plan; determine the terms of any option agreement pursuant to which Options are granted (an "Option Agreement"), and amend any Option Agreement with the consent of the recipient of Options (the "Optionee"). The Board of Directors may amend or terminate the 2000 Stock Option Plan at any time, except that approval of the holders of a majority of the outstanding Voting Common Stock of the Company is required for amendments which decrease the minimum option price for ISOs, extend the term of the 2000 Stock Option Plan beyond 10 years or the maximum term of the Options granted beyond 10 years, withdraw the administration of the 2000 Stock Option Plan from the Committee, change the class of eligible employees, officers or directors or increase the aggregate number of shares which may be issued pursuant to the provisions of the 2000 Stock Option Plan. Notwithstanding the foregoing, the Board of Directors may, without the need for shareholder approval, amend the 2000 Stock Option Plan in any respect to qualify ISOs as Incentive Stock Options under Section 422 of the Code.

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

         The Committee may provide, at or subsequent to the date of grant of any Option, that in the event the Optionee pays the exercise price for the Option by tendering shares of Common Stock (Nonvoting) previously owned by the Optionee, the Optionee will automatically be granted a "reload option" for the number of shares of Common Stock (Nonvoting) used to pay the exercise price plus the number of shares withheld to pay for taxes associated with the Option exercise (a "Reload Option"). The Reload Option has an exercise price equal to the fair market value of the Common Stock (Nonvoting) on the date of grant of the Reload Option and remains exercisable for the remainder of the term of the Option to which it relates.

         Unless sooner terminated by the Board of Directors, the 2000 Stock Option Plan will terminate on April 27, 2010, 10 years after its effective date. Unless otherwise specifically provided in an Optionee's Option Agreement, each Option granted under the 2000 Stock Option Plan expires no later than 10 years after the date such Option is granted (5 years for ISO's granted to 10% Holders). Options may be exercised only during the period that the original Optionee has a relationship with the Company which confers eligibility to be granted Options and (i) for a period of 30 days after termination of such relationship, (ii) for a period of 3 months after retirement by the Optionee with the consent of the Company, or (iii) for a period of 12 months after the death or disability of the Optionee.

MANAGEMENT STOCK PLAN

         In April 1993, the Company adopted a Management Stock Plan (the "Management Stock Plan") providing for the grant from time to time of awards denominated in shares of Common Stock (Nonvoting) (the "Bonus Shares") to all salaried executive employees of the Company. The purpose of the Management Stock Plan is to keep senior executives in the employ of the Company and to compensate such executives for their contributions to the growth and profits of the Company and its subsidiaries. On February 15, 2001, the Company increased the reserve of shares of Common Stock (Nonvoting) for grant under the Management Stock Plan to 1,500,000 from 1,000,000. All salaried executive employees (including officers and directors, except for persons serving as directors only) are eligible to receive a grant under the Management Stock Plan. The Management Stock Plan is administered by a committee appointed by the Board of Directors which consists of not less than two members of the Board of Directors (the "Management Stock Plan Committee"). Pursuant to Board resolution, the members of the Compensation Committee constitute the members of the Management Stock Plan Committee. The Management Stock Plan Committee, from time to time, selects eligible employees to receive a discretionary bonus of Bonus Shares based upon such employee's position, responsibilities, contributions and value to the Company and such other factors as the Management Stock Plan Committee deems appropriate. The Management Stock Plan Committee has discretion to determine the date on which the Bonus Shares allocated to an employee will be issued to such employee. The Management Stock Plan Committee may, in its sole discretion, determine what part of an award of Bonus Shares is paid in cash and what part of an award is paid in the form of Common Stock (Nonvoting). Any cash payment will be made to such employee as of the date the corresponding Bonus Shares would otherwise be issued to such employee and shall be in an amount equal to the fair market value of such Bonus Shares on that date.

         As of March 23, 2001, the Company has allocated a total of 1,012,062 Bonus Shares pursuant to the Management Stock Plan, 852,187 of which had vested through March 23, 2001.

DIRECTOR STOCK OPTION PLAN

         On March 1, 1994, the Company adopted a Director Stock Option Plan (the "Director Option Plan") providing for the grant, from time to time, of Options to non-employee directors of the Company ("Director Participants") to purchase Common Stock (Nonvoting). On July 27, 1999, the Company increased the number of shares of Common Stock (Nonvoting) allocated for grant under the Director Option Plan to 1,000,000 from 300,000. As of March 23, 2001, Options granted under the Director Option Plan were outstanding for the purchase of 861,360 shares of Common Stock (Nonvoting).

         The Director Option Plan provides for the grant of NQSOs to Director Participants. On February 25, 1997, , all non-employee directors automatically received an option to purchase 18,000 shares of Common Stock (Nonvoting) as compensation for attendance at regular quarterly meetings during the three year period beginning on such date in lieu of cash compensation. On April 27, 1999, the Director Option Plan was amended to provide that all Director Participants automatically receive on April 27, 1999 (and on each five year anniversary thereafter) an option to purchase 62,500 shares of Common Stock (Nonvoting) as compensation for attendance at regular quarterly meetings during the five year period beginning on February 25, 2000 (on each five year anniversary thereof, as the case may be) in lieu of cash compensation. Non-employee directors elected or appointed during the course of a three year or five year option period receive Options, in lieu of a cash compensation, for the remaining portion of such period. In addition, under the Director Option Plan, non-employee directors receive Automatic Committee Awards for certain committees of the Board of Directors on which they serve.

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

NON-EMPLOYEE DIRECTORS STOCK PLAN

         On April 29, 1997, the Company adopted a Non-Employee Directors Stock Plan (the "Non-Employee Directors Stock Plan") for the purpose of providing a means to attract and retain highly qualified persons to serve as non-employee directors of the Company and to enable such persons to acquire or increase a proprietary interest in the Company. The Non-Employee Directors Stock Plan provides that on January 1st of each calendar year (beginning in 1999) during the term of the Non-Employee Directors Stock Plan, non-employee directors of the Company ("Directors Stock Plan Participants") shall receive a number of shares of Common Stock (Nonvoting) equal to $20,000 divided by the fair market value per share on the date of grant. If a person first becomes a non-employee director after January 1st of any calendar year, such a person receives a prorated grant based on the number of regular board meetings scheduled from the date of his or her commencement of service as a director until December 31 of that year. On December 31, 2000, the Company increased the number of shares of Common Stock (Nonvoting) available for issuance under the Non-Employee Directors Stock Plan to 400,000 from 100,000. Each Directors Stock Plan Participant may elect to defer the payment of shares of Common Stock (Nonvoting) by filing an irrevocable written election with the Secretary of the Company.

         The Non-Employee Directors Stock Plan, unless earlier terminated by action of the Board of Directors, will terminate at such time as no shares remain available for issuance under the Non-Employee Directors Stock Plan and the Company and the Directors Stock Plan Participants have no further rights or obligations under the Non-Employee Directors Stock Plan.

         As of March 23, 2001, 232,399 shares had been granted under the Non-Employee Directors Stock Plan.

         The following table sets forth information with respect to Options granted to the executive officers of the Company during 2000.

                      Option/SAR Grants in Last Fiscal Year

                                                                                     POTENTIAL REALIZABLE VALUE
                                                                                     AT ASSUMED ANNUAL RATES OF
                                                                                      STOCK PRICE APPRECIATION
                                            INDIVIDUAL GRANTS                              FOR OPTION TERM
                       -----------------------------------------------------------   ---------------------------
                                         % OF TOTAL
                                        OPTIONS/SARS
                                         GRANTED TO     EXERCISE OR
                       OPTIONS/SARS     EMPLOYEES IN     BASE PRICE     EXPIRATION
          NAME          GRANTED (#)     FISCAL YEAR    ($ PER SHARE)       DATE          5% ($)         10% ($)
- ----------------------  ----------       ----------    -------------   ------------     -------         -------
Robert E. Selwyn, Jr.    50,000(1)            6.9%           1.50          12/7/10       47,167         119,531

Lawrence I. Wills        10,000(2)            1.4%          10.125         1/13/10       63,676         161,366
                        111,250(3)           15.4%           1.50          12/7/10      104,947         265,956

Ellen McClain            10,000(2)            1.4%          10.125         1/13/10       63,676         161,366
                        115,000(4)           16.0%           1.50          12/7/10      108,484         274,921

- -------------
(1) Options to purchase 10,000 shares vest upon the achievement of certain annual cash flow targets for each of fiscal years 2001 through 2005.

(2) Options to purchase 1,300 shares vest on each of January 1, 2001 and January 1, 2002 and options to purchase 3,700 shares vest on each of January 1, 2003 and January 1, 2004.

(3) Options to purchase 12,250 shares vest on each of December 31, 2001, 2002, 2003, 2004 and 2005. In addition, options to purchase 10,000 shares vest upon the achievement of certain annual cash flow targets for each of fiscal years 2001 through 2005.

(4) Options to purchase 13,000 shares vest on each of December 31, 2001, 2002, 2003, 2004 and 2005. In addition, options to purchase 10,000 shares vest upon the achievement of certain annual cash flow targets for each of fiscal years 2001 through 2005.

         The following table sets forth, as of December 31, 2000, the number of options and the value of unexercised options held by the Company's executive officers who held options as of that date, and the options exercised and the consideration received therefor by such persons during fiscal 2000.

                         Aggregated Option/SAR Exercises
                             In Last Fiscal Year And
                            FY-End Option/SAR Values

                                                                 NUMBER OF
                                                           SECURITIES UNDERLYING         VALUE OF UNEXERCISED
                                                            UNEXERCISED OPTIONS          IN-THE-MONEY OPTIONS
                                                             AT DECEMBER 31, 2000       AT DECEMBER 31, 2000 ($)
                        SHARES ACQUIRED      VALUE        --------------------------  ---------------------------
   NAME                  ON EXERCISE (#)   REALIZED ($)   EXERCISABLE  UNEXERCISABLE  EXERCISABLE   UNEXERCISABLE
   ----                  ---------------   ------------   -----------  -------------  -----------   -------------
W. Don Cornwell               --              --           821,600       1,105,400         --            --

Stuart J. Beck                --              --           843,200         921,300         --            --

Robert E. Selwyn, Jr.         --              --           200,000         150,000         --            --

Lawrence I. Wills             --              --            28,750         146,250         --            --

Ellen McClain                 --              --            25,000         150,000         --            --

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During 2000, Thomas R. Settle, Charles J. Hamilton, Jr., Veronica Pollard and Jon E. Barfield served as members of the Compensation Committee of the Board of Directors of the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information, as of March 1, 2001, regarding beneficial ownership of the (i) the Company's Voting Common Stock by each shareholder who is known by the Company to own beneficially more than 5% of the outstanding Voting Common Stock, each director, each executive officer and all directors and officers as a group, and (ii) beneficial ownership of the Company's Common Stock (Nonvoting) (assuming exercise of all options for the purchase of Common Stock (Nonvoting), which exercise is at the option of the holder within sixty (60) days) by each director, each executive officer and all directors and officers as a group. The Company also has 236,184 shares of its 12.75% Cumulative Exchangeable Preferred Stock outstanding, none of which are owned by any officers or directors of the Company. Except as set forth in the footnotes to the table, each shareholder listed below has informed the Company that such shareholder has (i) sole voting and investment power with respect to such shareholder's shares of stock, except to the extent that authority is shared by spouses under applicable law and (ii) record and beneficial ownership with respect to such shareholder's shares of stock.



                         VOTING COMMON STOCK          COMMON STOCK (NONVOTING)
                         -------------------   ---------------------------------
                               SHARES
                         BENEFICIALLY OWNED
                         -----------------     NUMBER OF SHARES      PERCENT OF SHARES
                          NUMBER    PERCENT   BENEFICIALLY OWNED   BENEFICIALLY OWNED  (1)
                          ------    -------   ------------------   -----------------------
W. Don Cornwell.......    98,250     55.0%       1,475,500 (2)             7.7%

Stuart J. Beck........    80,250     45.0%       1,336,062 (3)             6.9%

Robert E. Selwyn, Jr..                             288,342 (4)             1.6%

Lawrence I. Wills.....                              55,472 (5)               *

Ellen McClain.........                              41,491 (6)               *

Martin F. Beck........                             217,908 (7)             1.2%

James J. Greenwald....                             170,773 (8)               *

Edward Dugger III.....                              67,994 (9)               *

Thomas R. Settle......                             167,631 (10)              *

Charles J. Hamilton, Jr.                           114,294 (11)              *

M. Fred Brown.........                              63,783 (12)              *

Jon E. Barfield.......                              53,208 (13)              *

Veronica Pollard......                              40,475 (14)              *

All directors and
  officers as a
   group(10) .........   178,500    100.0%       4,092,933                19.6%

- ------------

*        Less than 1%.

(1) Percentage figures assume the exercise of options for the purchase of Common Stock (Nonvoting) held by such shareholder, which conversion or exercise is at the option of the holder within sixty (60) days.

 (2) Includes 1,030,400 shares issuable upon exercise of options granted to Mr. Cornwell under the Stock

         Option Plan which are exercisable at the option of the holder within sixty (60) days and a total of 6,300 shares held by Mr. Cornwell's immediate family. Mr. Cornwell disclaims beneficial ownership with respect to such 6,300 shares. The business address of Mr. Cornwell is Granite Broadcasting Corporation, 767 Third Avenue, 34th Floor, New York, New York, 10017.

(3) Includes 1,017,900 shares issuable upon exercise of options granted to Stuart J. Beck under the Stock Option Plan which are exercisable at the option of the holder within sixty (60) days and a total of 8,000 shares held in trust for Mr. Beck's children. Mr. Beck disclaims beneficial ownership with respect to such 8,000 shares. The business address of Mr. Stuart Beck is Granite Broadcasting Corporation, 767 Third Avenue, 34th Floor, New York, New York, 10017.

(4) Includes 200,000 shares issuable upon exercise of options granted to Mr. Selwyn under the Stock Option Plan which are exercisable at the option of the holder within sixty (60) days.

(5) Includes 30,050 shares issuable upon the exercise of options granted to Mr. Wills under the Stock Option Plan which are exercisable at the option of the holder within sixty (60) days.

(6) Includes 26,300 shares issuable upon exercise of options granted to Ms. McClain under the Stock Option Plan which are excercisable at the option of the holder within 60 days.

(7) Includes 8,250 shares held by Mr. Beck's wife, 29,264 shares held by the Martin F. Beck Family Foundation and 43,600 shares issuable upon exercise of options granted under the Directors' Stock Option Plan which are exercisable at the option of the holder within sixty (60) days. Mr. Beck disclaims beneficial ownership with respect to shares held by his spouse and by the Martin F. Beck Family Foundation.

(8) Includes 70,525 shares issuable upon exercise of options granted to Mr. Greenwald under the Directors' Stock Option Plan which are exercisable at the option of the holder within sixty (60) days.

(9) Includes 38,500 shares issuable upon exercise of Options granted to Mr. Dugger under the Directors' Stock Option Plan which are exercisable at the option of the holder within sixty (60) days.

(10) Includes 3,000 shares held by Mr. Settle's wife as custodian for his children and 65,485 shares issuable upon exercise of options granted to Mr. Settle under the Directors' Stock Option Plan which are exercisable at the option of the holder within sixty (60) days. Mr. Settle disclaims beneficial ownership with respect to the shares held by his spouse.

(11) Includes 2,800 shares held by Mr. Hamilton's wife as custodian for their minor children under the UGMA and 73,950 shares issuable upon exercise of options granted to Mr. Hamilton under the Directors' Stock Option Plan, which are exercisable at the option of the holder within sixty (60) days. Mr. Hamilton disclaims beneficial ownership with respect to the shares held by his spouse.

(12) Includes 200 shares held by Mr. Brown's children and 29,625 issuable upon exercise of options granted to Mr. Brown under the Directors' Stock Option Plan which are exercisable at the option of the holder within sixty (60) days.

(13) Includes 29,250 shares issuable upon exercise of options granted to Mr. Barfield under the Directors' Stock Option Plan which are exercisable at the option of the holder within sixty (60) days.

(14) Includes 17,500 shares issuable upon exercise of options granted to Ms. Pollard under the Directors' Stock Option Plan which are exercisable at the option of the holder within sixty (60) days.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Between 1995 and 1998, the Company loaned Mr. Cornwell, Chief Executive Officer and Chairman of the Board of Directors, $2,911,000 in four separate transactions to pay the exercise price on stock options exercises and certain personal income taxes. On January 1, 2001, the Company loaned Mr. Cornwell an additional $375,000. On February 15, 2001, the Company agreed to consolidate the five loans into one loan in the amount of $3,286,000. The new promissory note matures on January 25, 2006 or, if earlier, 30 days after the officer's termination of employment. The new promissory note does not bear interest but interest at an annual rate of 6.75 will be imputed as additional compensation to the officer. The new promissory note allows for the loan to be forgiven in one-third increments if the Company's Common Stock (Nonvoting) trades for ten consecutive trading days at $15, $20, and $25, respectively, or if the per share consideration received by the Company's common stockholders in a Change of Control (as defined in the Indentures governing the Company's senior subordinated notes) equals at least $15.00, $20.00 or $25.00, respectively. In addition, on February 15, 2001 the Company forgave $232,247 of interest accrued on Mr. Conrwell's loans during the year ended December 31, 2000.

         In 1995, the Company loaned Mr. Stuart Beck, President and a member of the Board of Directors, $221,200 to pay for certain personal taxes. On February 15, 2001, the Company agreed to cancel this loan and issue a new loan in the same amount. The new promissory note matures on January 25, 2006 or, if earlier, 30 days after the officer's termination of employment. The new promissory note does not bear interest but interest at an annual rate of 6.75 will be imputed as additional compensation to the officer. The new promissory note allows for the loan to be forgiven in one-third increments if the Company's Common Stock (Nonvoting) trades for ten consecutive trading days at $15, $20, and $25, respectively, or if the per share consideration received by the Company's common stockholders in a Change of Control (as defined in the Indentures governing the Company's senior subordinated notes) equals at least $15.00, $20.00 or $25.00, respectively. In addition, on February 15, 2001 the Company forgave $19,908 of interest accrued on Mr. Beck's loan during the year-ended December 31, 2000.

         During 2000, the largest amount outstanding on such loans, including accrued interest, to Messrs. Cornwell and Beck was $3,143,247 and $241,108, respectively.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

             (a)1  Financial Statements

                  GRANITE BROADCASTING CORPORATION
                    Report of Independent Auditors
                    Consolidated Statements of Operations for the Years
                      Ended December 31, 1998, 1999 and 2000
                    Consolidated Balance Sheets as of December 31, 1999 and 2000 Consolidated Statements of Stockholders' Equity (Deficit)
                      For the Years Ended December 31, 1998, 1999 and 2000
                    Consolidated Statements of Cash Flows for the Years
                      Ended December 31, 1998, 1999 and 2000
                    Notes to Consolidated Financial Statements

             (a)2  Financial Statement Schedule

                       Schedule II -- Valuation and Qualifying Accounts

                  Schedule I -- Condensed Financial Information, Schedule III -- Real Estate and Accumulated Depreciation, Schedule IV -- Mortgage Loans on Real Estate and Schedule V -- Supplemental Information Concerning Property - Casualty Insurance Operations have been omitted because they are not applicable to the Company.

             (a)3  Exhibits

         3.1(e)/         Third Amended and Restated Certificate of Incorporation of the Company, as amended.

         3.2             Amended and Restated Bylaws of the Company.

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

         4.44(h)/        Indenture, dated as of January 31, 1997, between Granite Broadcasting Corporation and The
                         Bank of New York for the Company's 12 3/4% Series A Exchange Debentures and 12 3/4% Exchange
                         Debentures due April 1, 2009.

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

         4.51(x)/        Series A Warrant to purchase 2,500,000 shares of Common Stock of Granite Broadcasting
                         Corporation issued May 31, 2000 to National Broadcasting Company, Inc.

         4.52(x)/        Series B Warrant to purchase 2,000,000 shares of Common Stock of Granite Broadcasting
                         Corporation issued May 31, 2000 to National Broadcasting Company, Inc.

         4.53(x)/        Registration Rights Agreement, dated May 31, 2000 between Granite Broadcasting Corporation and National Broadcasting Company, Inc.

         4.54(z)/        Credit Agreement dated as of March 6, 2001, among Granite Broadcasting Corporation,as
                         Borrower, the Lenders party thereto, Goldman Sachs Credit Partners L.P., as Administrative
                         Agent, Tranche B Collateral Agent, Sole Lead Arranger and Sole Bookrunner, and Foothill
                         Capital Corporation, as Tranche A Collateral Agent.

         4.55(z)/        Warrant to purchase 753,491 shares of Common Stock (Nonvoting) of Granite Broadcasting
                         Corporation issued March 6, 2001 to Goldman Sachs & Co.

         10.1(v)/        Granite Broadcasting Corporation Stock Option Plan, as amended through October 26, 1999.

         10.12(e)/       Network Affiliation Agreement (WPTA-TV).

         10.13(1)/       Employment Agreement dated as of September 20, 1991 between Granite Broadcasting Corporation and W. Don Cornwell.

         10.14(1)/       Employment Agreement dated as of September 20, 1991 between Granite Broadcasting




                         Corporation and Stuart J. Beck.

         10.15(p)/       Granite Broadcasting Corporation Management Stock Plan, as amended through April 28, 1998.

         10.19(v)/       Granite Broadcasting Corporation Directors' Stock Option Plan, as amended through October 26,
                         1999.

         10.20(3)/       Network Affiliation Agreement (WTVH-TV).

         10.25(c)/       Granite Broadcasting Corporation Employee Stock Purchase Plan, dated February 28, 1995.

         10.28(d)/       Network Affiliation Agreement (WKBW).

         10.30(h)/       Employment Agreement dated as of September 19, 1996 between Granite Broadcasting Corporation and Robert E. Selwyn, Jr.

         10.31           Non-Employee Directors Stock Plan of Granite Broadcasting Corporation, as amended through
                         December 31, 2000.

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

         10.40(s)/       Limited Waiver, dated August 31, 1999 to the Fourth Amended and Restated Credit Agreement,
                         dated as of June 10, 1998, as amended by and among Granite Broadcasting




                         Corporation, the Lenders listed therein and Bankers Trust Company, as Administrative Agent,
                         The Bank of New York, as Documentation Agent, and Goldman Sachs Credit Partners L.P., Union
                         Bank of California, N.A., and ABN Amro Bank N.V., as Co-Agents.

         10.41(s)/       Amendment dated July 26, 1999 to the Network Affiliation Agreement (KNTV(TV)).

         10.42(u)/       Purchase and Sale Agreement, dated as of April 28, 1999, among CBS Corporation, Granite
                         Broadcasting Corporation, KBVO, Inc. and KBVO License, Inc.

         10.43(v)/       Form of Second Amendment, dated February 16, 2000 to the Fourth Amended and Restated Credit
                         Agreement, dated as of June 10, 1998, as amended by and among Granite Broadcasting
                         Corporation, the Lenders listed therein and Bankers Trust Company, as Administrative Agent,
                         The Bank of New York, as Documentation Agent, and Goldman Sachs Credit Partners L.P., Union
                         Bank of California, N.A., and ABN Amro Bank N.V., as Co-Agents.

         10.44(v)/       Form of Third Amendment, dated March 17, 2000 to the Fourth Amended and Restated Credit
                         Agreement, dated as of June 10, 1998, as amended by and among Granite Broadcasting
                         Corporation, the Lenders listed therein and Bankers Trust Company, as Administrative Agent,
                         The Bank of New York, as Documentation Agent, and Goldman Sachs Credit Partners L.P., Union
                         Bank of California, N.A., and ABN Amro Bank N.V., as Co-Agents.

         10.46(w)/       The Granite Broadcasting Corporation 2000 Stock Option Plan, dated as of April 25, 2000.

         10.47(x)/       Network Affiliation Agreement, dated as of May 31, 2000 among Granite Broadcasting
                         Corporation, the Parties set forth on Schedule I thereto, and NBC Television Network
                         (KNTV(TV), KSEE, KBJR and WEEK-TV).

         10.48(X)/       Supplemental Agreement, dated as of May 31, 2000, between Granite Broadcasting Corporation and National Broadcasting Company, Inc.

         10.49(y)/       Form of Limited Waiver,and Fourth Amendment, dated November 6, 2000 to the Fourth Amended and
                         Restated Credit Agreement, dated as of June 10, 1998, as amended by and among Granite
                         Broadcasting Corporation, the Lenders listed therein and Bankers Trust Company, as
                         Administrative Agent, The Bank of New York, as Documentation Agent, and Goldman Sachs Credit
                         Partners L.P., Union Bank of California, N.A., and ABN Amro Bank N.V., as Co-Agents.

         10.50(z)/       Amended and Restated Network Affiliation Agreement, dated as of March 6, 2001 among Granite
                         Broadcasting Corporation, the Parties set forth on Schedule I thereto, and NBC Television
                         Network (KNTV(TV)).

         10.51(z)/       Amended and Restated Network Affiliation Agreement, dated as of March 6, 2001 among Granite
                         Broadcasting Corporation, the Parties set forth on Schedule I thereto, and NBC Television
                         Network (KSEE, KBJR-TV and WEEK-TV).

         21.             Subsidiaries of the Company.

         23.             Consent of Independent Auditors (Ernst & Young LLP).

         27.             Financial Data Schedule.

- ---------------

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

(i)/ Incorporated by reference to Exhibit Number 1 to the Company's Current Report on Form 8-K, filed on October 17, 1997.

(j)/ Incorporated by reference to Exhibit Number 1 to the Company's Current Report on Form 8-K, filed on March 2, 1998.

(k)/ Incorporated by reference to the similarly numbered exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, filed on May 1, 1998.

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

(q)/ Incorporated by reference to Exhibit Number 99.3 to the Company's Registration Statement No. 333-56327 filed on June 8, 1998.

(r)/ Incorporated by reference to Exhibit Number 2.6 to the Company's Current Report on Form 8-K, filed on August 13, 1998.

(s)/ Incorporated by reference to the similarly numbered exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed on November 15, 1999.

(t)/ Incorporated by reference to the similarly numbered exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed on March 31, 1999.

(u)/ Incorporated by reference to Exhibit Number 1 on the Company's Current Report on Form 8-K, filed on May 11, 1999.

(v)/ Incorporated by reference to the similarly numbered exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed on March 30, 2000.

(w)/ Incorporated by reference to the similarly numbered exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, filed on May 15, 2000.

(x)/ Incorporated by reference to the similarly numbered exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed on August 14, 2000.

(y)/ Incorporated by reference to the similarly numbered exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed on November 14, 2000.

(z)/ Incorporated by reference to the similarly numbered exhibit to the Company's Current Report on Form 8-K, filed on March 9, 2001.

                         (b)  Reports on Form 8-K.


                         None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 30th day of March, 2001.

                                        GRANITE BROADCASTING CORPORATION

                                        By: /s/ W. DON CORNWELL
                                            ------------------------------------
                                            W. Don Cornwell
                                            Chief Executive Officer and Chairman
                                            of the Board of Directors


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:


         SIGNATURE                                            TITLE                                  DATE
         ---------                                            -----                                  ----
 /s/ W. DON CORNWELL                      Chief Executive Officer                               March 30, 2001
- ---------------------------------         (Principal Executive Officer) and Chairman
(W. Don Cornwell)                         of the Board of Directors

 /s/  LAWRENCE I. WILLS                   Senior Vice President -- Chief Administrative         March 30, 2001
- ----------------------------------        Officer (Principal Accounting Officer)
(Lawrence I. Wills)

 /s/ ELLEN McCLAIN                        Senior Vice President -- Chief Financial Officer      March 30, 2001
- --------------------------------------    (Principal Financial Officer)
(Ellen McClain)

 /s/ STUART J. BECK                       President and Secretary and Director                  March 30, 2001
- --------------------------------------
(Stuart J. Beck)

 /s/ ROBERT E. SELWYN, JR.                Chief Operating Officer and Director                  March 30, 2001
- --------------------------------
(Robert E. Selwyn, Jr.)

 /s/ MARTIN F. BECK                       Director                                              March 30, 2001
- -------------------------------------
(Martin F. Beck)

                                          Director
- -------------------------------
(James L. Greenwald)

 /s/ EDWARD DUGGER III                    Director                                              March 30, 2001
- ---------------------------------
(Edward Dugger III)

 /s/ THOMAS R. SETTLE                     Director                                              March 30, 2001
- ----------------------------------
(Thomas R. Settle)

 /s/ CHARLES J. HAMILTON, JR.             Director                                              March 30, 2001
- ------------------------------
(Charles J. Hamilton, Jr.)

                                          Director
- -------------------------------------
(M. Fred Brown)

 /S/ JON E. BARFIELD                      Director                                              March 30, 2001
- ----------------------------------------
(Jon E. Barfield)

 /s/ VERONICA E. POLLARD                  Director                                              March 30, 2001
- ---------------------------------
(Veronica E. Pollard)