Form 10-Q
period 2001-03-31
GRANITE BROADCASTING CORP
filed 2001-05-15
CIK 839621

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number  0-19728

GRANITE BROADCASTING CORPORATION
(exact name of registrant as specified in its charter)

DELAWARE	13-3458782
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

767 Third Avenue
34th Floor
New York, New York  10017

Telephone number:  (212) 826-2530

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒        No ☐

(APPLICABLE ONLY TO CORPORATE ISSUERS:)

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class A Voting Common Stock, par value $.01 per share - 178,500 shares outstanding at May 11, 2001; Common Stock (Nonvoting), par value $.01 per share – 18,441,977 shares outstanding at May 11, 2001.

PART I.  FINANCIAL INFORMATION
GRANITE BROADCASTING CORPORATION
CONSOLIDATED BALANCE SHEET

ASSETS	March 31,	December 31,
	2001	2000
	(Unaudited)
Current assets:
Cash and cash equivalents (including $17,500,000 of restricted cash)	$62,521,204	$9,209,249
Accounts receivable, net	21,255,891	28,773,620
Film contract rights	13,150,734	17,835,745
Other current assets	30,238,243	29,719,328
Total current assets	127,166,072	85,537,942

Noncurrent assets:
Property and equipment, net	43,180,995	42,682,736
Film contract rights and other noncurrent assets	48,855,112	23,856,896
Deferred financing fees, net	18,395,164	5,027,846
Intangible assets, net	568,702,887	574,986,006
	$806,300,230	$732,091,426
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,450,661	$3,744,779
Accrued interest	9,034,132	2,903,984
Other accrued liabilities	4,941,421	3,050,888
Film contract rights	22,078,397	25,504,608
Other current liabilities	6,328,906	5,085,295
Total current liabilities	43,833,517	40,289,554

Noncurrent liabilities:
Long-term debt	400,704,955	311,390,914
Film contract rights	14,043,416	16,582,412
Deferred tax liability	87,417,080	96,624,452
Other noncurrent liabilities	25,554,949	19,843,495

Cumulative exchangeable preferred stock, net of offering costs	247,198,185	239,544,783
Stockholders' (deficit) equity:
Common Stock: 41,000,000 shares authorized consisting of 1,000,000 shares of Voting Common Stock, $.01 par value, and 40,000,000 shares of Common Stock (Nonvoting), $.01par value; 178,500 shares of Class A Common Stock and18,441,977 shares of Common Stock (Nonvoting) (18,030,811shares at December 31, 2000) issued and outstanding	186,205	182,093
Additional paid in capital	-	2,295,136
(Accumulated deficit) retained earnings	(10,083,897)	7,614,114
Less: Unearned compensation	(2,257,180)	(1,091,653)
Less: Treasury stock	(297,000)	(297,000)
Less: Notes receivable from officer	-	(886,875)
Total stockholders' (deficit) equity	(12,451,872)	7,815,815
Total liabilities and stockholders’ (deficit) equity	$806,300,230	$732,091,426

See accompanying notes.

GRANITE BROADCASTING CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months ended March 31,
	2001	2000
	(Unaudited)
Net revenues	$26,848,304	$33,339,280
Station operating expenses	27,957,291	25,398,867
Depreciation expense	1,503,394	1,377,962
Amortization expense	6,288,495	6,882,420
Corporate expense	2,538,848	3,074,569
Non-cash compensation expense	467,376	215,550
Operating loss	(11,907,100)	(3,610,088)
Other expenses:
Interest expense, net	9,151,503	7,311,287
Non-cash interest expense	868,589	739,475
Other	247,313	334,361
Loss before income taxes and extraordinary item	(22,174,505)	(11,995,211)
Benefit for income taxes	(8,340,152)	(3,183,920)
Loss before extraordinary item	(13,834,353)	(8,811,291)
Extraordinary (loss) gain, net of tax	(1,207,081)	1,783,468

Net loss	$(15,041,434)	$(7,027,823)
Net loss attributable to common stockholders	$(22,694,836)	$(13,805,939)
Per common share:
Basic and diluted loss before extraordinary item	$(1.17)	$(0.85)
Basic and diluted extraordinary (loss) gain	(0.06)	0.10
Basic and diluted net loss	$(1.23)	$(0.75)
Weighted average common shares outstanding	18,403,892	18,301,863

See accompanying notes.

GRANITE BROADCASTING CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

Three Months Ended March 31, 2001
(Unaudited)

	Class A CommonStock	CommonStock (Nonvoting)	Additional Paid-inCapital	Retained Earnings (AccumulatedDeficit)	Unearned Compensation	Note Receivable from Officer	Treasury stock	Total Stockholders' Equity (Deficit)

Balance at December 31, 2000	$1,785	$180,308	$2,295,136	$7,614,114	$(1,091,653)	$(886,875)	$(297,000)	$7,815,815
Dividend on Cumulative Convertible Exchangeable Preferred Stock			(4,871,788))	(2,656,577)				(7,528,365)
Accretion of offering costs related to Cumulative Exchangeable Preferred Stock			(125,037)					(125,037)
Grant of stock award under stock plans
Issuance of Common Stock (Nonvoting)		4,112	(4,112)
Stock expense related to Management stock plan			145,355		282,946			428,301
Issuance of Warrants			2,064,759					2,064,759
Discount of loans to officers					(952,786)			(952,786)
Repayment of Note Receivable from Officer						886,875		886,875
Net loss				(15,041,434)				(15,041,434)

Balance at March 31, 2001	$1,785	$184,420	$ -	$(10,083,897)	$(2,257,180)	$ -	$(297,000)	$(12,451,872)

See accompanying notes.

GRANITE BROADCASTING CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months ended March 31,
	2001	2000
	(Unaudited)
Cash flows from operating activities:
Net loss	$(15,041,434)	$(7,027,823)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	6,288,495	6,882,420
Depreciation	1,503,394	1,377,962
Non-cash compensation expense	467,376	215,550
Non-cash interest expense	868,589	739,475
Deferred tax benefit	(9,207,372)	(161,991)
Extraordinary loss (gain)	2,011,801	(2,972,447)
Change in assets and liabilities:
Decrease in accounts receivable	7,517,729	5,555,391
Increase in accounts payable and accrued liabilities	5,726,563	3,651,108
(Increase) decrease in film contract rights and other noncurrent assets	(22,436,526)	5,315,239
Decrease in film contract rights and other liabilities	(4,721,596)	(3,488,946)
Decrease in other noncurrent liabilities	(881,902)	(108,164)
Decrease (increase) in other assets	27,476,205	(2,110,488)

Net cash (used in) provided by operating activities	(428,678)	7,867,286

Cash flows from investing activities:
NBC network affiliation prepayment	(27,778,694)	-
WB Network affiliation payment	(630,857)	(881,868)
Insurance proceeds received	-	973,604
Capital expenditures	(176,336)	(1,908,489)
Other investing activities	-	(132,672)
Net cash used in investing activities	(28,585,887)	(1,949,425)
Cash flows from financing activities:
Proceeds from long-term debt	205,000,000	33,000,000
Repayment of bank debt	(113,672,428)	(7,973,604)
Retirement of senior subordinated notes	-	(32,440,725)
Payment of deferred financing fees	(9,001,052)	(265,865)
Other financing activities, net	-	(3,081)
Net cash provided by (used in) financing activities	82,326,520	(7,683,275)
Net increase (decrease) in cash and cash equivalents	53,311,955	(1,765,414)
Cash and cash equivalents, beginning of period	9,209,249	5,453,542
Cash and cash equivalents, end of period	$62,521,204	$3,688,128
Supplemental information:
Cash paid for interest	$4,622,939	$1,710,118
Income taxes paid	54,500	90,200
Non-cash capital expenditures	94,000	59,000
Non-cash dividend	7,528,365	6,653,079
Fair value of warrants	2,064,759	-

See accompanying notes.

GRANITE BROADCASTING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 -  Basis of presentation

The accompanying unaudited consolidated financial statements include the accounts of Granite Broadcasting Corporation and its subsidiaries (the "Company"), have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.  For further information, refer to the Company's consolidated financial statements and notes thereto for the year ended December 31, 2000 which were included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.  All significant intercompany accounts and transactions have been eliminated.  Data at and for the year ended December 31, 2000 are derived from the Company's audited consolidated financial statements.  In the opinion of management, all adjustments of a normal recurring nature, which are necessary for a fair presentation of the results for the interim periods have been made.

Note 2 -  Long-term debt

On March 6, 2001, the Company entered into an amended and restated $205,000,000 Senior Credit Agreement (the “Credit Agreement”).  The Credit Agreement consists of a $110,000,000 Tranche A term loan and a $95,000,000 Tranche B term loan.  The proceeds from the Credit Agreement were used (i) to repay $114,410,000 of borrowings, of which $738,000 represented interest, under the Company’s existing senior revolving credit facility, (ii) to prepay the first installment under the KNTV NBC affiliation agreement (See Note 3 below), (iii) to pay certain fees and expenses associated with the Credit Agreement and (iv) for general working capital purposes.  The Tranche A and Tranche B term loans bear interest annually at the greater of LIBOR plus 5.50% or 12% payable monthly.  In addition, the Tranche B term loan accrues simple deferred interest at an annual rate of 6% which is payable when the Credit Agreement matures on December 31, 2003. The Credit Agreement requires the Company to maintain compliance with certain financial tests, including but not limited to, minimum net revenue, broadcast cash flow, EBITDA and, beginning December 31, 2001, a maximum ratio of senior debt to EBITDA. Other provisions place limitations on payments for capital expenditures and prohibits the incurrence of additional debt, the purchase of the Company’s common stock, the repurchase of subordinated debt and the declaration and payment of cash dividends. The Company also granted to the Tranche B lenders a warrant to purchase 753,491 shares of Common Stock (Nonvoting), par value $.01 per share, at an exercise price of $1.75 per share.  The warrant is fully vested and remains exercisable until March 6, 2006.  The fair value of the warrants of $2,065,000 has been recorded as a discount to the amount outstanding under the Credit Agreement and will be amortized as non-cash interest expense over the life of the Credit Agreement.

Note 3 – NBC Affiliation

On May 31, 2000, the Company entered into a series of definitive agreements with NBC for KNTV to become the NBC affiliate for the San Francisco-Oakland-San Jose, California television market for a ten-year period commencing January 1, 2002 (the “San Francisco Affiliation”).  In consideration for the San Francisco Affiliation, the Company was to pay $362,000,000 in nine annual installments, with the initial payment in the amount of $61,000,000 due on January 1, 2002.  On March 6, 2001, the San Francisco Affiliation was amended to reduce the January 1, 2002 installment to $30,500,000 and defer the remaining $30,500,000 of the original initial payment until January 1, 2005.  The Company prepaid the January 1, 2002 installment on March 6, 2001 by paying $27,779,000, which represents the present value of that installment discounted at 12%.  The Company will pay, excluding the prepayment, $342,480,000 in eight annual installments. NBC has the right to terminate the San Francisco Affiliation if it acquires an attributable interest (determined under Federal Communications Commission rules and regulations) in another station in the San Francisco-Oakland-San Jose market, other than KKPX-TV, upon a payment to the Company of at least $14,500,000.

Note 4 – Related Party

Between 1995 and 1998, the Company loaned an officer $2,911,000 in four separate transactions.  On January 1, 2001, the Company loaned this officer an additional $375,000. On February 15, 2001, the Company agreed to consolidate the five loans into one promissory note in the amount of $3,286,000.  The new promissory note matures on January 25, 2006 or, if earlier, 30 days after the officer’s termination of employment. The new promissory note does not bear interest but interest at an annual rate of 6.75% will be imputed as additional compensation to the officer.  The new promissory note allows for the loan to be forgiven in one-third increments if the Company’s Common Stock (Nonvoting) trades for ten consecutive trading days at $15.00, $20.00, and $25.00, respectively, or if the per share consideration received by the Company’s common stockholders in a Change of Control (as defined in the Indentures governing the Company’s senior subordinated notes) equals at least $15.00, $20.00 or $25.00, respectively.  In addition, on February 15, 2001 the Company forgave $232,000 of interest accrued during the year–ended December 31, 2000.  The Company took a charge against earnings for this amount in the first quarter of 2001.

In 1995, the Company loaned another officer $221,000. On February 15, 2001, the Company agreed to cancel this note and issue a new promissory note in the same amount. The new promissory note matures on January 25, 2006 or, if earlier, 30 days after the officer’s termination of employment. The new promissory note does not bear interest but interest at an annual rate of 6.75% will be imputed as additional compensation to the officer. The new promissory note allows for the loan to be forgiven in one-third increments if the Company’s Common Stock (Nonvoting) trades for ten consecutive trading days at $15.00, $20.00, and $25.00, respectively, or if the per share consideration received by the Company’s common stockholders in a Change of Control (as defined in the Indentures governing the Company’s senior subordinated notes) equals at least $15.00, $20.00 or $25.00, respectively.  In addition, on February 15, 2001 the Company forgave $20,000 of interest accrued during the year–ended December 31, 2000. The Company took a charge against earnings for this amount in the first quarter of 2001.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain sections of this Form 10-Q contain various forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, which represent the Company’s expectations or beliefs concerning future events.  The forward-looking statements include, without limitation, the Company’s ability to meet its future liquidity needs.  The Company cautions that these forward-looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements.  Such factors include, without limitation, general economic conditions, competition in the markets in which the Company’s stations are located, technological change and innovation in the broadcasting industry and proposed legislation.  Consequently, all forward-looking statements made herein are qualified by these cautionary statements and the cautionary language set forth in the Company’s most recent Form 10-K report and other documents filed with the Securities and Exchange Commission.

Introduction

The Company is a group broadcaster that operates nine network-affiliated television stations.  The Company's revenues are derived principally from local and national advertising and, to a lesser extent, from network compensation for the broadcast of programming and revenues from studio rental and commercial production activities.  The primary operating expenses involved in owning and operating television stations are employee salaries, depreciation and amortization, programming and advertising and promotion expenses.  Numbers referred to in the following discussion have been rounded to the nearest thousand.  The Company’s operating revenue are generally lower in the first calendar quarter and generally higher in the fourth calendar quarter than in the other two quarters, due in part to increases in retail advertising in the fall months in preparation for the holiday season, and in election years due to increased political advertising.  Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

Comparisons of the Company’s consolidated financial statements between the three months ended March 31, 2001 and the same period last year have been affected by the termination of the ABC affiliation agreement at KNTV on July 1, 2000, significant increases in news expense at KNTV as it prepares to become the NBC affiliate for the San Francisco-Oakland-San Jose television market on January 1, 2002 and investments in syndicated programs at the Company’s WB affiliates.  The Company anticipates that comparisons of the Company’s consolidated financial statements between the years ended December 31, 2001 and 2000 will continue to be impacted by increases in news and promotion expenses at KNTV and continued investment in programming at the WB affiliates.

The following table sets forth certain operating data for the three months ended March 31, 2001 and 2000 (unaudited):

	2001	2000
Operating loss	$(11,907,000)	$(3,610,000)
Add:
Depreciation and amortization	7,792,000	8,260,000
Corporate expense	2,539,000	3,075,000
Non-cash compensation	467,000	216,000
Program amortization	8,060,000	5,643,000
Program payments	(6,267,000)	(3,974,000)
Broadcast cash flow	$684,000	$9,610,000

"Broadcast cash flow" means operating income plus depreciation, amortization, corporate expense, non-cash compensation and program amortization, less program payments.  The Company has included broadcast cash flow data because such data are commonly used as a measure of performance for broadcast companies and are also used by investors to measure a company's ability to service debt.  Broadcast cash flow is not, and should not be used as, an indicator or alternative to operating income, net income or cash flow as reflected in the consolidated financial statements, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

Three months ended March 31, 2001 and 2000

Net revenue totaled $26,848,000; a decrease of $6,491,000 or 19 percent as compared to $33,339,000 for the three months ended March 31, 2000.  The decrease was primarily due to a weak advertising climate, a $3,300,000 reduction in political and internet related advertising and lower revenue at KNTV as it operates on an interim basis as an independent television station.

Station operating expenses totaled $27,957,000; an increase of $2,558,000 or 10 percent as compared to $25,399,000 for the three months ended March 31, 2000. The increase was primarily due to an increase in news expense at KNTV, increases in programming expense at the Company’s WB affiliates and accelerated amortization of certain syndicated programs.

Depreciation expense increased $125,000 or 9 percent due to capital expenditures incurred during the calendar year 2000.  Amortization expense decreased $594,000 or 9 percent primarily due to the elimination of amortization of the ABC affiliation at KNTV and a reduction in the book value of the WB network affiliation agreements. Corporate expense decreased $536,000 or 17 percent primarily due to decreased professional fees and lower costs incurred in connection with the Company’s Internet business.  Non-cash compensation expense increased $252,000 due to the earlier recognition of certain stock based compensation awards and the grant of stock awards to certain executives.

Net interest expense increased $1,841,000 or 25 percent primarily due to higher levels of outstanding indebtedness and a higher interest rate on the Company's new Credit Agreement (as defined below).  Included in net interest expense for the quarter is approximately $395,000 of deferred interest on the Credit Agreement payable on December 31, 2003.

The proceeds from the Credit Agreement were used, in part, to repay in full all outstanding borrowings under a senior credit facility.  As a result, the Company incurred an extraordinary loss of $2,012,000 during the three months ended March 31, 2001, representing the write-off of unamortized deferred financing cost associated with the senior credit facility.  During the first quarter of 2000 the Company recognized an extraordinay gain of $2,972,000 related to the repurchase of $36,390,000 face amount of the Company’s senior subordinated notes at a discount.

Liquidity and Capital Resources

On March 6, 2001, the Company entered into an amended and restated $205,000,000 Senior Credit Agreement (the “Credit Agreement”).  The Credit Agreement consists of a $110,000,000 Tranche A term loan and a $95,000,000 Tranche B term loan.  The proceeds from the Credit Agreement were used (i) to repay $114,410,000 of borrowings, of which $738,000 represented interest, under the Company’s existing senior revolving credit facility, (ii) to prepay the first installment under the KNTV NBC affiliation agreement, (iii) to pay certain fees and expenses associated with the Credit Agreement and (iv) for general working capital purposes.  The Tranche A and Tranche B term loans bear interest annually at the greater of LIBOR plus 5.50% or 12%, which is payable monthly.  In addition, the Tranche B term loan accrues simple deferred interest at an annual rate of 6% which is payable when the Credit Agreement matures on December 31, 2003.  The Credit Agreement requires the Company to maintain compliance with certain financial tests, including but not limited to, minimum net revenue, broadcast cash flow, EBITDA and, beginning December 31, 2001, a maximum ratio of senior debt to EBITDA. Other provisions place limitations on payments for capital expenditures and prohibits the incurrence of additional debt, the purchase of the Company’s common stock, the repurchase of subordinated debt and the declaration and payment of cash dividends. The Company is in compliance with all of the financial tests required by the Credit Agreement and expects to be in compliance in the second quarter and beyond. Future compliance is dependent on improving operating results which have been severely impacted by a weak advertising climate that has affected the broadcasting industry. There can be no assurance that the advertising climate will improve or will not decline any further. The Company also granted to the Tranche B lenders a warrant to purchase 753,491 shares of Common Stock (Nonvoting), par value $.01 per share, at an exercise price of $1.75 per share.  The warrant is fully vested and remains exercisable until March 6, 2006.  The fair value of the warrants of $2,065,000 has been recorded as a discount to the amount outstanding under the Credit Agreement and will be amortized as non-cash interest expense over the life of the Credit Agreement. As of May 9, 2001, the Company had approximately $56,969,000 of cash on hand, of which $15,794,000 is reserved for interest payments on the Tranche B term loan.

On May 31, 2000, the Company entered into a series of definitive agreements with NBC for KNTV to become the NBC affiliate for the San Francisco-Oakland-San Jose, California television market for a ten-year period commencing January 1, 2002 (the “San Francisco Affiliation”).  In consideration for the San Francisco Affiliation, the Company was to pay $362,000,000 in nine annual installments, with the initial payment in the amount of $61,000,000 due on January 1, 2002.  On March 6, 2001, the San Francisco Affiliation was amended to reduce the January 1, 2002 installment to $30,500,000 and defer the remaining $30,500,000 of the original initial payment until January 1, 2005. After giving effect to these changes, the present value of the new payment schedule is substantially unchanged from the original terms.  The Company prepaid the January 1, 2002 installment on March 6, 2001 by paying $27,779,000, which represents the present value of that installment discounted at 12%. The next payment due NBC is on January 1, 2003 in the amount of $37,160,000.  The Company will pay, excluding the prepayment, $342,480,000 in eight annual installments.  NBC has the right to terminate the San Francisco Affiliation if it acquires an attributable interest (determined under Federal Communications Commission rules and regulations) in another station in the San Francisco-Oakland-San Jose market, other than KKPX-TV, upon a payment to the Company of at least $14,500,000.

The Company has generated significant losses for federal income tax purposes during the year ended December 31, 2000.  The Company anticipates that it will carry back these losses to recover approximately $19,400,000 in federal income taxes paid in 1999.  The Company expects to receive this refund during the third quarter of 2001.

Net cash used in operating activities were $429,000 during the three months ended March 31, 2001, compared to cash flows provided by operating activities $7,867,000 during the three months ended March 31, 2000.  The change from 2000 to 2001 was primarily the result of a decrease in operating cash flow and an increase in cash interest payments.

Net cash used in investing activities were $28,586,000 during the three months ended March 31, 2001, compared to $1,949,000 during the three months ended March 31, 2000. The change from 2000 to 2001 was primarily due to the prepayment of the first installment under the San Francisco Affiliation, offset by lower capital expenditures.

Net cash provided by financing activities were $82,327,000 during the three months ended March 31, 2001 compared to cash flows used in financing activities of $7,683,000 during the three months ended March 31, 2000. The change from 2000 to 2001 was primarily due to an increase in long-term borrowings, offset by an increase in the amount of debt repaid and higher deferred financing fees.

The Company expects to spend approximately $10,000,000 in 2001 and $17,000,000 in 2002 in capital expenditures, of which a total of approximately $13,500,000 is associated with the implementation of digital technology.  The Company believes that internally generated funds from operations, cash on hand and expected proceeds from the income tax refund will be sufficient to satisfy the Company's cash requirements for its existing operations for the next twelve months.

Quantitative and Qualitative Disclosures about Market Risk

The Company's earnings may be affected by changes in short-term interest rates as a result of its new Senior Credit Agreement.  Under the Credit Agreement, the Company pays interest at the greater of LIBOR plus 5.50% or 12%, currently 12%.  As of May 11, 2001, LIBOR was 4.1225 percent.  The Company has not entered into any agreements to hedge such risk.  A 2% increase in the LIBOR rate would have no impact on interest expense on an annual basis.  This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such environment.

PART II

OTHER INFORMATION

ITEM 4.            Submission of Matters to a Vote of Security Holders

On February 15, 2001, the holders of all the Company’s Voting Common Stock, par value $.01 per share, adopted resolutions by unanimous written consent in lieu of a special meeting approving the loan forgiveness terms for the amended and consolidated loans between the Company and each of Don Cornwell and Stuart Beck.

ITEM 6.            Exhibits and Reports on Form 8-K

a.          Exhibits

4.54(a)/   Credit Agreement, dated as of March 6, 2001, among Granite Broadcasting Corporation, as Borrower, the Lenders party thereto, Goldman Sachs Credit Partners L.P., as Administrative Agent, Tranche B Collateral Agent, Sole Lead Arranger and Sole Bookrunner, and Foothill Capital Corporation, as Tranche A Collateral Agent.

4.55(a)/   Warrant to purchase 753,491 shares of Common Stock (Non-voting) of Granite Broadcasting Corporation issued March 6, 2001 to Goldman Sachs & Co.

10.50(a)/   Amended and Restated Network Affiliation Agreements, dated as of March 6, 2001, among Granite Broadcasting Corporation, the Parties set forth on Schedule I thereto, and NBC Television Network (KNTV(TV)).

10.51(a)/   Amended and Restated Network Affiliation Agreements, dated as of March 6, 2001, among Granite Broadcasting Corporation, the Parties set forth on Schedule I thereto, and NBC Television Network (KSEE, KBJR-TV, and WEEK-TV).

(a)/   Incorporated by reference to similarly numbered exhibit to the Company’s current report on Form 8-K filed March 9, 2001.

b.          Reports on Form 8-K

Current Report on Form 8-K, filed on March 9, 2001, reporting that the Company entered into an amended and restated $205,000,000 senior credit agreement (the "Credit Agreement") with a new group of financial institutions.  Simultaneously with the closing of the Credit Agreement, the Company amended and restated (i) the agreement pursuant to which KNTV will become the NBC affiliate for the San Francisco-Oakland-San Jose television market for a ten year term commencing January 1, 2002 and (ii) the NBC Affiliation Agreement for stations KSEE, KBJR, and WEEK.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by an officer and the principal accounting officer on its behalf by the undersigned thereunto duly authorized.

GRANITE BROADCASTING CORPORATION
Registrant

Date May 15, 2001	/s/ W. DON CORNWELL
(W. Don Cornwell)
Chief Executive Officer

Date May 15, 2001	/s/ LAWRENCE I. WILLS
(Lawrence I. Wills)
Senior Vice President – Chief Administrative Officer
(Principal Accounting Officer)