Form 10-Q
period 2001-06-30
GRANITE BROADCASTING CORP
filed 2001-08-14
CIK 839621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

767 Third Avenue 34th Floor, New York, New York

Telephone number:   (212) 826-2530

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒        No☐

(APPLICABLE ONLY TO CORPORATE ISSUERS:)

             Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class A Voting Common Stock, par value $.01 per share - 178,500 shares outstanding at August 10, 2001; Common Stock (Nonvoting), par value $.01 per share – 18,443,377 shares outstanding at August 10, 2001.

 PART I.  FINANCIAL INFORMATION
GRANITE BROADCASTING CORPORATION
CONSOLIDATED BALANCE SHEET

	June 30,	December 31,
ASSETS	2001	2000

	(Unaudited)

Current assets:
Cash and cash equivalents (including $14,935,304 of restricted cash at June 30, 2001)	$62,230,716	$9,209,249
Accounts receivable, net	25,587,433	28,773,620
Film contract rights	9,507,131	17,835,745
Other current assets	9,148,033	29,719,328

Total current assets	106,473,313	85,537,942

Non-current assets:
Property and equipment, net	43,046,392	42,682,736
Film contract rights and other non-current assets	48,206,146	23,856,896
Deferred financing fees, net	17,460,380	5,027,846
Intangible assets, net	562,173,847	574,986,006

	$777,360,078	$732,091,426

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

	Current liabilities:
	Accounts payable	$1,567,828	$3,744,779
	Accrued interest	4,323,528	2,903,984
	Other accrued liabilities	3,993,925	3,050,888
	Film contract rights	18,799,601	25,504,608
	Other current liabilities	6,805,032	5,085,295

	Total current liabilities	35,489,914	40,289,554

	Non-current liabilities:
	Long-term debt	400,872,116	311,390,914
	Film contract rights	12,529,765	16,582,412
	Deferred tax liability	79,237,082	96,624,452
	Other non-current liabilities	26,355,586	19,843,495

	Cumulative exchangeable preferred stock, net of offering costs	255,324,930	239,544,783
	Stockholders' (deficit) equity:
	Common Stock: 41,000,000 shares authorized consisting of 1,000,000 shares of Class A Voting Common Stock, $.01 par value, and 40,000,000 shares of Common Stock (Nonvoting), $.01 par value; 178,500 shares of Class A Voting Common Stock and 18,443,027 shares of Common Stock (Nonvoting) (18,030,811 shares at December 31, 2000) issued and outstanding	186,215	182,093
	Additional paid in capital	-	2,295,136
	(Accumulated deficit) retained earnings	(30,413,159)	7,614,114
Less:	Unearned compensation	(1,925,371)	(1,091,653)
	Treasury stock	(297,000)	(297,000)
	Notes receivable from officer	-	(886,875)

	Total stockholders' (deficit) equity	(32,449,315)	7,815,815

	Total liabilities and stockholders’ (deficit) equity	$777,360,078	$732,091,426

See accompanying notes.

GRANITE BROADCASTING CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

	(Unaudited)		(Unaudited)

Net revenues	$30,506,207	$37,575,779	$57,354,511	$70,915,059
Station operating expenses	25,381,503	24,354,250	53,338,794	49,753,117
Depreciation expense	1,510,050	1,429,319	3,013,444	2,807,281
Amortization expense	6,540,107	6,890,027	12,828,602	13,772,447
Corporate expense (excluding non-cash compensation expense)	2,498,838	2,408,547	5,037,686	5,483,116
Non-cash compensation expense	331,809	215,550	799,185	431,100

Operating (loss) income	(5,756,100)	2,278,086	(17,663,200)	(1,332,002)

Other (income) expense:
Interest expense	12,738,463	7,297,576	21,900,445	14,754,095
Interest income	(649,870)	(181,285)	(660,349)	(326,517)
Non-cash interest expense	2,201,354	759,324	3,069,943	1,498,799
Gain from insurance settlement	-	(1,247,105)	-	(1,247,105)
Other	289,174	493,623	536,487	827,984

Loss before benefit for income taxes and extraordinary item	(20,335,221)	(4,844,047)	(42,509,726)	(16,839,258)
Benefit for income taxes	(8,148,549)	(492,054)	(16,488,701)	(3,675,974)

Loss before extraordinary item	(12,186,672)	(4,351,993)	(26,021,025)	(13,163,284)
Extraordinary gain (loss), net of tax	-	1,926,736	(1,207,081)	3,710,204

Net loss	$(12,186,672)	$(2,425,257)	$(27,228,106)	$(9,453,080)

Net loss attributable to common shareholders	$(20,313,417)	$(9,627,500)	$(43,008,253)	$(23,433,439)

Per common share:
Basic and diluted loss before extraordinary item	$(1.09)	$(0.62)	$(2.25)	$(1.48)
Basic and diluted extraordinary gain (loss)	-	0.10	(0.07)	0.20

Basic and diluted net loss	$(1.09)	$(0.52)	$(2.32)	$(1.28)

Weighted average common shares outstanding	18,620,905	18,438,062	18,512,398	18,369,962

See accompanying notes.

GRANITE BROADCASTING CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

	Class A Voting Common Stock	Common Stock (Nonvoting)	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Unearned Compensation	Note Receivable from Officer	TreasuryStock	Total Stockholders'Equity (Deficit)

Balance at December 31, 2000	$1,785	$180,308	$2,295,136	$7,614,114	$(1,091,653)	$(886,875)	$(297,000)	$7,815,815
Dividends on Cumulative Exchangable Preferred Stock			(4,730,904	(10,799,167				(15,530,071
				))				)
Accretion of offering costs related to Cumulative Exchangeable Preferred Stock			(250,076)					(250,076)
Grant of stock award under stock plans	-		495,687		(495,687
					)
Issuance of Common Stock (Nonvoting)		4,122	(4,122)

Stock expense related to stock plans			129,520		565,891			695,411

Issuance of warrants related to new Senior Credit Facility			2,064,759					2,064,759
Discount on loans to officers					(903,922)			(903,922)
Repayment of Note Receivable from Officer						886,875		886,875
Net loss				(27,228,106)				(27,228,106)

Balance at June 30, 2001	$1,785	$184,430	$-	$(30,413,159)	$(1,925,371)	$-	$(297,000)	$(32,449,315)

See accompanying notes.

GRANITE BROADCASTING CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months ended June 30,

	2001	2000

	(Unaudited)
Cash flows from operating activities:
Net loss	$(27,228,106)	$(9,453,080)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Amortization of intangible assets	12,828,602	13,772,447
Depreciation	3,013,444	2,807,281
Non-cash compensation expense	799,185	431,100
Non-cash interest expense	3,069,943	1,498,799
Deferred tax expense (benefit)	(17,387,370)	28,722
Gain from insurance proceeds	-	(1,247,105)
Extraordinary loss (gain)	2,011,801	(6,183,674)
Change in assets and liabilities:
Decrease in accounts receivable, net	3,186,187	742,699
Increase (decrease) in accounts payable and accrued liabilities	279,579	(1,881,455)
Decrease in film contract rights and other non-current assets	9,634,737	10,615,831
Decrease in film contract rights and other liabilities	(7,776,203)	(9,506,617)
Increase (decrease) in other non-current liabilities	549,591	(181,291)
Decrease in income tax receivable	19,431,046	-
Increase in other assets	(497,027)	(2,194,212)

Net cash provided by (used in) operating activities	1,915,409	(750,555)

Cash flows from investing activities:
NBC network affiliation prepayment	(27,778,694)	-
WB Network affiliation payment	(1,261,714)	(1,512,225)
Insurance proceeds received	-	1,327,572
Capital expenditures	(1,394,783)	(6,072,783)
Other investing activities	-	(258,041)

Net cash used in investing activities	(30,435,191)	(6,515,477)

Cash flows from financing activities:
Proceeds from long-term debt	205,000,000	95,000,000
Repayment of bank debt	(113,672,428)	(10,327,572)
Retirement of senior subordinated notes	-	(81,019,763)
Payment of deferred financing fees	(9,786,323)	(249,998)
Other financing activities, net	-	(3,081)

Net cash provided by financing activities	81,541, 249	3,399,586

Net increase (decrease) in cash and cash equivalents	53,021,467	(3,866,446)
Cash and cash equivalents, beginning of period	9,209,249	5,453,542

Cash and cash equivalents, end of period	$62,230,716	$1,587,096

Supplemental information:
Cash paid for interest	$18,602,000	$15,457,000
Income taxes paid	162,000	134,000
Non-cash capital expenditures	251,000	105,000
Non-cash dividend	15,531,000	13,730,000
Fair value of warrants	2,065,000	12,150,000

See accompanying notes.

GRANITE BROADCASTING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 -  Basis of presentation

The accompanying unaudited consolidated financial statements include the accounts of Granite Broadcasting Corporation and its subsidiaries (the "Company"), and have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  Operating results for the three-month and six-month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.  For further information, refer to the Company's consolidated financial statements and notes thereto for the year ended December 31, 2000 which were included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.  All significant inter-company accounts and transactions have been eliminated.  Data at and for the year ended December 31, 2000 are derived from the Company's audited consolidated financial statements.  In the opinion of management, all adjustments of a normal recurring nature, which are necessary for a fair presentation of the results for the interim periods have been made.

Note 2 -  Long-term debt

On March 6, 2001, the Company entered into an amended and restated $205,000,000 Senior Credit Agreement (the “Credit Agreement”).  The Credit Agreement consists of a $110,000,000 Tranche A term loan and a $95,000,000 Tranche B term loan.  The proceeds from the Credit Agreement were used (i) to repay $114,410,000 of borrowings, of which $738,000 represented interest, under the Company’s existing senior revolving credit facility, (ii) to prepay the first installment under the KNTV NBC affiliation agreement (See Note 3 below), (iii) to pay certain fees and expenses associated with the Credit Agreement and (iv) for general working capital purposes.  The Tranche A and Tranche B term loans bear interest annually at the greater of LIBOR plus 5.50% or 12% payable monthly.  In addition, the Tranche B term loan accrues simple deferred interest at an annual rate of 6% which is payable when the Credit Agreement matures on December 31, 2003. The Credit Agreement requires the Company to maintain compliance with certain financial tests, including but not limited to, minimum net revenue, broadcast cash flow, EBITDA and, beginning December 31, 2001, a maximum ratio of senior debt to EBITDA.  Other provisions place limitations on payments for capital expenditures and prohibit the incurrence of additional debt, the purchase of the Company’s common stock, the repurchase of subordinated debt and the declaration and payment of cash dividends. While the Company was in compliance with its debt covenants as of June 30, 2001, it does not anticipate being in compliance with certain of such financial tests at September 30, 2001.   The Company is currently negotiating an amendment to the Credit Agreement to be in compliance with such financial tests at September 30, 2001 and beyond.

The Company also granted to the Tranche B lenders a warrant to purchase 753,491 shares of Common Stock (Nonvoting), par value $.01 per share, at an exercise price of $1.75 per share.  The warrant is fully vested and remains exercisable until March 6, 2006.  The fair value of the warrants, $2,065,000, has been recorded as a discount to the amount outstanding under the Credit Agreement and will be amortized as non-cash interest expense over the life of the Credit Agreement.

Note 3 - NBC Affiliation

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

Note 4 - Related Party Transactions

Between 1995 and 1998, the Company loaned an officer a total of $2,911,000 in four separate transactions.  On January 1, 2001, the Company loaned this officer an additional $375,000. On February 15, 2001, the Company agreed to consolidate the five loans into one promissory note in the amount of $3,286,000.  The new promissory note matures on January 25, 2006 or, if earlier, 30 days after the officer’s termination of employment. The new promissory note does not bear interest, but interest at an annual rate of 6.75% will be imputed as additional compensation to the officer.  Accordingly, the new promissory note has been recorded at its present value amount, resulting in a discount of $915,000.  The discount has been recorded as unearned compensation and will be amortized as non-cash compensation over the life of the loan.  The new promissory note allows for the loan to be forgiven in one-third increments if the Company’s Common Stock (Nonvoting) trades for ten consecutive trading days at $15.00, $20.00, and $25.00, respectively, or if the per share consideration received by the Company’s common stockholders in a Change of Control (as defined in the Indentures governing the Company’s senior subordinated notes) equals at least $15.00, $20.00 or $25.00, respectively.  In addition, on February 15, 2001 the Company forgave $232,000 of interest accrued during the year–ended December 31, 2000.  The Company took a charge against earnings for this amount in the first quarter of 2001.

In 1995, the Company loaned another officer a total of $221,000. On February 15, 2001, the Company agreed to cancel this note and issue a new promissory note in the same amount. The new promissory note matures on January 25, 2006 or, if earlier, 30 days after the officer’s termination of employment. The new promissory note does not bear interest, but interest at an annual rate of 6.75% will be imputed as additional compensation to the officer. Accordingly, the new promissory note has been recorded at its present value amount, resulting in a discount of $62,000.  The discount has been recorded as unearned compensation and will be amortized as non-cash compensation over the life of the loan.  The new promissory note allows for the loan to be forgiven in one-third increments if the Company’s Common Stock (Nonvoting) trades for ten consecutive trading days at $15.00, $20.00, and $25.00, respectively, or if the per share consideration received by the Company’s common stockholders in a Change of Control (as defined in the Indentures governing the Company’s senior subordinated notes) equals at least $15.00, $20.00 or $25.00, respectively.  In addition, on February 15, 2001 the Company forgave $20,000 of interest accrued during the year–ended December 31, 2000. The Company took a charge against earnings for this amount in the first quarter of 2001.

Note 5 - Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001.  Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements.  Other intangible assets will continue to be amortized over their useful lives.  The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002.  Application of the non-amortization provisions of the Statement is expected to result in an increase in net income of approximately $13,000,000 or $.70 per share.  During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain sections of this Form 10-Q contain various forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, which represent the Company’s expectations or beliefs concerning future events.  The forward-looking statements include, without limitation, the Company’s ability to meet its future liquidity needs.  The Company cautions that these forward-looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements.  Such factors include, without limitation, general economic conditions, competition in the markets in which the Company’s stations are located, technological change and innovation in the broadcasting industry and proposed legislation.  Consequently, these cautionary statements and the cautionary language set forth in the Company’s most recent Form 10-K report and other documents filed with the Securities and Exchange Commission qualify all forward-looking statements made herein.

Introduction

The Company is a group broadcaster that operates eight network-affiliated television stations and one independent station.  The Company's revenues are derived principally from local and national advertising and, to a lesser extent, from network compensation for the broadcast of programming and revenues from studio rental and commercial production activities.  The primary operating expenses involved in owning and operating television stations are employee salaries, depreciation and amortization, programming and advertising and promotion expenses.  Numbers referred to in the following discussion have been rounded to the nearest thousand.  The Company’s operating revenue are generally lower in the first calendar quarter and generally higher in the fourth calendar quarter than in the other two quarters, due in part to increases in retail advertising in the fall months in preparation for the holiday season, and in election years due to increased political advertising.  Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

Comparisons of the Company’s consolidated financial statements between the three and six month periods ended June 30, 2001 and the same periods last year have been affected by the termination of the ABC affiliation agreement at KNTV on July 1, 2000, significant increases in news expense at KNTV as it prepares to become the NBC affiliate for the San Francisco-Oakland-San Jose, California television market on January 1, 2002 and investments in syndicated programs at the Company’s WB affiliates.  The Company anticipates that comparisons of the Company’s consolidated financial statements between the years ended December 31, 2001 and 2000 will be impacted by increases in news and promotion expenses at KNTV and continued investment in programming at the WB affiliates.

The following table sets forth certain operating data for the three and six months ended June 30, 2001 and 2000:

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Operating (loss) income	$(5,756,000)	$2,278,000	$(17,663,000)	$(1,332,000)
Add:
Depreciation and amortization	8,050,000	8,319,000	15,842,000	16,579,000
Corporate expense	2,499,000	2,409,000	5,038,000	5,483,000
Non-cash compensation	332,000	216,000	799,000	431,000
Program amortization	5,573,000	5,340,000	13,634,000	10,983,000
Program payments	(6,043,000)	(5,651,000)	(12,311,000)	(9,624,000)

Broadcast cash flow	$4,655,000	$12,911,000	$5,339,000	$22,520,000

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

Three months ended June 30, 2001 and 2000

Net revenue totaled $30,506,000 for the three months ended June 30, 2001; a decrease of $7,070,000 or 19 percent as compared to $37,576,000 for the three months ended June 30, 2001.  The decrease was primarily due to a weak advertising climate, a decrease in political advertising in a non-election year and lower revenue at KNTV as it operates on an interim basis as an independent television station.

Station operating expenses totaled $25,382,000 for the three months ended June 30, 2001; an increase of $1,028,000 or 4 percent as compared to $24,354,000 for the three months ended June 30, 2000. The increase was primarily due to an increase in news expense at KNTV and increases in programming expense at the Company’s WB affiliates.

Amortization expense decreased $350,000 or 5 percent primarily due to the elimination of amortization of the ABC affiliation at KNTV and a reduction in the book value of the WB network affiliation agreements. Corporate expense increased $90,000 or 4 percent primarily due to increased professional fees.  Non-cash compensation expense increased $116,000  primarily due to the grant of stock awards to certain executives.

Interest expense increased $5,441,000 primarily due to higher levels of outstanding debt and a higher interest rate on the Company's new Credit Agreement (as defined below).  Included in interest expense for the three months ended June 30, 2001 is approximately $1,425,000 of deferred interest on the Credit Agreement payable on December 31, 2003.  Interest income increased $469,000 primarily due to increased cash available for investment.

Six months ended June 30, 2001 and 2000

Net revenue totaled $57,355,000 for the six months ended June 30, 2001; a decrease of $13,560,000 or 19 percent as compared to $70,915,000 for the six months ended June 30, 2000.  The decrease was primarily due to a weak advertising climate, a decrease in political advertising in a non-election year and lower revenue at KNTV as it operates on an interim basis as an independent television station.

Station operating expenses totaled $53,339,000 for the six months ended June 30, 2001; an increase of $3,586,000 or 7 percent as compared to $49,753,000 for the six months ended June 30, 2000. The increase was primarily due to an increase in news expense at KNTV, increases in programming expense at the Company’s WB affiliates and the accelerated amortization of certain syndicated programs.

Amortization expense decreased $944,000 or 7 percent primarily due to the elimination of amortization of the ABC affiliation at KNTV and a reduction in the book value of the WB network affiliation agreements. Corporate expense decreased $445,000 or 8 percent primarily due to decreased professional fees.  Non-cash compensation expense increased $368,000 primarily due to the earlier recognition of certain stock based compensation awards, and the grant of stock awards to certain executives.

Interest expense increased $7,146,000 or 48 percent primarily due to higher levels of outstanding debt and a higher interest rate on the Company's new Credit Agreement (as defined below).  Included in interest expense for the six months ended June 30, 2001 is approximately $1,821,000 of deferred interest on the Credit Agreement payable on December 31, 2003.  Interest income increased $334,000 primarily due to increased cash available for investment offset in part by the forgiveness of interest on loans to certain executives.

Liquidity and Capital Resources

On March 6, 2001, the Company entered into an amended and restated $205,000,000 Senior Credit Agreement (the “Credit Agreement”).  The Credit Agreement consists of a $110,000,000 Tranche A term loan and a $95,000,000 Tranche B term loan.  The proceeds from the Credit Agreement were used (i) to repay $114,410,000 of borrowings, of which $738,000 represented interest, under the Company’s existing senior revolving credit facility, (ii) to prepay the first installment under the KNTV NBC affiliation agreement, (iii) to pay certain fees and expenses associated with the Credit Agreement and (iv) for general working capital purposes.  The Tranche A and Tranche B term loans bear interest annually at the greater of LIBOR plus 5.50% or 12%, which is payable monthly.  In addition, the Tranche B term loan accrues simple deferred interest at an annual rate of 6% which is payable when the Credit Agreement matures on December 31, 2003.  The Credit Agreement requires the Company to maintain compliance with certain financial tests, including but not limited to, minimum net revenue, broadcast cash flow, EBITDA and, beginning December 31, 2001, a maximum ratio of senior debt to EBITDA. Other provisions place limitations on payments for capital expenditures and prohibit the incurrence of additional debt, the purchase of the Company’s common stock, the repurchase of subordinated debt and the declaration and payment of cash dividends. While the Company was in compliance with its debt covenants as of June 30, 2001, it does not anticipate being in compliance with certain of such financial tests at September 30, 2001.  The Company is currently negotiating an amendment to the Credit Agreement to be in compliance with such financial tests at September 30, 2001 and beyond.

The Company also granted to the Tranche B lenders a warrant to purchase 753,491 shares of Common Stock (Nonvoting), par value $.01 per share, at an exercise price of $1.75 per share.  The warrant is fully vested and remains exercisable until March 6, 2006.  The fair value of the warrants of $2,065,000 has been recorded as a discount to the amount outstanding under the Credit Agreement and will be amortized as non-cash interest expense over the life of the Credit Agreement. As of August 10, 2001, the Company had approximately $57,731,000 of cash on hand, of which $13,096,000 is reserved for interest payments on the Tranche B term loan.

On May 31, 2000, the Company entered into a series of definitive agreements with NBC for KNTV to become the NBC affiliate for the San Francisco-Oakland-San Jose, California television market for a ten-year period commencing January 1, 2002 (the “San Francisco Affiliation”).  In consideration for the San Francisco Affiliation, the Company was to pay $362,000,000 in nine annual installments, with the initial payment in the amount of $61,000,000 due on January 1, 2002.  On March 6, 2001, the San Francisco Affiliation was amended to reduce the January 1, 2002 installment to $30,500,000 and defer the remaining $30,500,000 of the original initial payment until January 1, 2005. After giving effect to these changes, the present value of the new payment schedule is substantially unchanged from the original terms.  The Company prepaid the January 1, 2002 installment on March 6, 2001 by paying $27,779,000, which represents the present value of that installment discounted at 12%. The next payment due to NBC is on January 1, 2003 in the amount of $37,160,000.  The Company will pay, excluding the prepayment, $342,480,000 in eight annual installments.  NBC has the right to terminate the San Francisco Affiliation if it acquires an attributable interest (determined under Federal Communications Commission rules and regulations) in another station in the San Francisco-Oakland-San Jose market, other than KKPX-TV, upon a payment to the Company of at least $14,500,000.

Net cash provided by operating activities was $1,915,000 during the six months ended June 30, 2001, compared to cash flows used in operating activities $751,000 during the six months ended June 30, 2000.  The change from 2000 to 2001 was primarily the result of an income tax refund received during the second quarter, offset in part by increased interest payments and a decrease in operating cash flow.

Net cash used in investing activities was $30,435,000 during the six months ended June 30, 2001, compared to $6,515,000 during the six months ended June 30, 2000. The change from 2000 to 2001 was primarily due to the prepayment of the first installment under the San Francisco Affiliation, offset by lower capital expenditures.

Net cash provided by financing activities was $81,541,000 during the six months ended June 30, 2001 compared to $3,400,000 during the six months ended June 30, 2000. The change from 2000 to 2001 was primarily due to a net increase in long-term debt, offset in part, by higher deferred financing fees.

The Company expects to spend approximately $9,000,000 in 2001 and $18,000,000 in 2002 in capital expenditures, of which a total of approximately $13,500,000 is associated with the implementation of digital technology.  The Company believes that internally generated funds from operations, and cash on hand will be sufficient to satisfy the Company's cash requirements for its existing operations for the next twelve months.

Quantitative and Qualitative Disclosures about Market Risk

The Company's earnings may be affected by changes in short-term interest rates as a result of its new Senior Credit Agreement.  Under the Credit Agreement, the Company pays interest at the greater of LIBOR plus 5.50% or 12%, currently 12%.  As of August 1, 2001, the six-month LIBOR rate was 3.66875%.  The Company has not entered into any agreements to hedge such risk.  A 2% increase in the LIBOR rate would have no impact on interest expense on an annual basis.  This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such environment.

PART II

OTHER INFORMATION

ITEM 6.            Exhibits and Reports on Form 8-K

a.  Exhibits

None

b.  Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by an officer and the principal accounting officer on its behalf by the undersigned thereunto duly authorized.

GRANITE BROADCASTING CORPORATION Registrant

Date	August 14, 2001	/s/ W. DON CORNWELL

(W. Don Cornwell) Chief Executive Officer

Date	August 14, 2001	/s/ LAWRENCE I. WILLS

(Lawrence I. Wills)
Senior Vice President – Chief Administrative Officer (Principal Accounting Officer)