Form 10-Q
period 2001-09-30
GRANITE BROADCASTING CORP
filed 2001-11-14
CIK 839621

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

                Class A Voting Common Stock, par value $.01 per share - 178,500 shares outstanding at November 9, 2001; Common Stock (Nonvoting), par value $.01 per share – 18,447,577 shares outstanding at November 9, 2001.

 PART I.  FINANCIAL INFORMATION

GRANITE BROADCASTING CORPORATION

CONSOLIDATED BALANCE SHEET

		September 30, 2001	December 31, 2000
		(Unaudited)
ASSETS

	Current assets:
	Cash and cash equivalents (including $12,001,995 of restricted cash at September 30, 2001)	$51,609,467	$9,209,249
	Accounts receivable, net	23,166,954	28,773,620
	Film contract rights	18,729,016	17,835,745
	Other current assets	9,581,732	29,719,328
	Total current assets	103,087,169	85,537,942

	Non-current assets:
	Property and equipment, net	42,090,312	42,682,736
	Film contract rights and other non-current assets	50,375,471	23,856,896
	Deferred financing fees, net	15,739,158	5,027,846
	Intangible assets, net	555,765,424	574,986,006
	Total assets	$767,057,534	$732,091,426

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

	Current liabilities:
	Accounts payable	$1,824,759	$3,744,779
	Accrued interest	8,726,380	2,903,984
	Other accrued liabilities	5,048,989	3,050,888
	Film contract rights	25,666,702	25,504,608
	Other current liabilities	5,012,210	5,085,295
	Total current liabilities	46,279,040	40,289,554

	Non-current liabilities:
	Long-term debt	401,039,278	311,390,915
	Film contract rights	16,813,813	16,582,412
	Deferred tax liability	69,707,472	96,624,452
	Other non-current liabilities	26,905,775	19,843,495

	Cumulative exchangeable preferred stock, net of offering costs	263,464,873	239,544,783

	Stockholders' (deficit) equity:
	Common Stock: 41,000,000 shares authorized consisting of 1,000,000 shares of Class A Voting Common Stock, $.01 par value, and 40,000,000 shares of Common Stock (Nonvoting), $.01 par value; 178,500 shares of Class A Voting Common Stock and 18,447,577 shares of Common Stock (Nonvoting) (18,030,811 shares at December 31, 2000) issued and outstanding	186,260	182,093
	Additional paid in capital	-	2,295,136
	(Accumulated deficit) retained earnings	(55,448,415)	7,614,114
Less:	Unearned compensation	(1,593,562)	(1,091,653)
	Treasury stock	(297,000)	(297,000)
	Notes receivable from officer	-	(886,875)
	Total stockholders' (deficit) equity	(57,152,717)	7,815,815
	Total liabilities and stockholders’ (deficit) equity	$767,057,534	$732,091,426

See accompanying notes.

GRANITE BROADCASTING CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(Unaudited)		(Unaudited)

Net revenues	$25,502,449	$32,238,416	$82,856,948	$103,153,475
Station operating expenses	27,024,257	25,311,888	80,363,013	75,065,005
Write-off of film contracts	-	1,716,535	-	1,716,535
Depreciation expense	1,693,037	1,486,325	4,706,482	4,293,606
Amortization expense	6,413,798	6,546,074	19,242,400	20,318,521
Corporate expense (excluding non-cash compensation expense)	2,102,659	2,210,084	7,140,345	7,693,200
Non-cash compensation expense	331,809	215,550	1,130,994	646,650

Operating loss	(12,063,111)	(5,248,040)	(29,726,286)	(6,580,042)

Other (income) expense:
Interest expense	12,723,097	7,372,615	34,623,542	22,126,710
Interest income	(511,878)	(158,519)	(1,172,227)	(485,036)
Non-cash interest expense	2,211,492	600,514	5,281,435	2,099,313
Gain from insurance settlement	-	-	-	(1,247,105)
Other	(126,715)	505,532	409,772	1,333,516

Loss before benefit for income taxes and extraordinary item	(26,359,107)	(13,568,182)	(68,868,808)	(30,407,440)
Benefit for income taxes	(9,479,090)	(2,728,968)	(25,967,791)	(6,404,942)

Loss before extraordinary item	(16,880,017)	(10,839,214)	(42,901,017)	(24,002,498)
Extraordinary (loss) gain, net of tax	-	-	(1,207,081)	3,710,204

Net loss	$(16,880,017)	$(10,839,214)	$(44,108,098)	$(20,292,294)

Net loss attributable to common shareholders	$(25,019,958)	$(18,041,457)	$(68,028,188)	$(41,474,897)

Per common share:
Basic and diluted loss before extraordinary item	$(1.34)	$(0.98)	$(3.60)	$(2.45)
Basic and diluted extraordinary (loss) gain	-	-	(0.07)	0.20
Basic and diluted net loss	$(1.34)	$(0.98)	$(3.67)	$(2.25)

Weighted average common shares outstanding	18,622,000	18,438,000	18,539,000	18,393,000

See accompanying notes.

GRANITE BROADCASTING CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

	Class A Voting Common Stock	Common Stock (Nonvoting)	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Unearned Compensation	Notes Receivable from Officer	Treasury Stock	Total Stockholders' Equity (Deficit)

Balance at December 31, 2000	$1,785	$180,308	$2,295,136	$7,614,114	$(1,091,653)	$(886,875)	$(297,000)	$7,815,815
Dividends on Cumulative Exchangable Preferred Stock			(4,590,548)	(18,954,431)				(23,544,979)
Accretion of offering costs related to Cumulative Exchangeable Preferred Stock			(375,111)					(375,111)
Grant of stock award under stock plans			495,687		(495,687)			-
Issuance of Common Stock (Nonvoting)		4,167	(4,167)					-
Stock expense related to stock plans			114,243		848,836			963,079
Issuance of warrants related to new Senior Credit Facility			2,064,759					2,064,759
Discount on loans to officers					(855,058)			(855,058)
Repayment of Note Receivable from Officer						886,875		886,875
Net loss				(44,108,098)				(44,108,098)
Balance at September 30, 2001	$1,785	$184,475	$-	$(55,448,415)	$(1,593,562)	$-	$(297,000)	$(57,152,717)

See Accompanying Notes

GRANITE BROADCASTING CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months ended September 30,
	2001	2000
	(Unaudited)
Cash flows from operating activities:
Net loss	$(44,108,098)	$(20,292,294)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of intangible assets	19,242,400	20,318,521
Depreciation	4,706,482	4,293,606
Non-cash compensation expense	1,130,994	646,650
Non-cash interest expense	5,281,435	2,099,313
Deferred tax (benefit) expense	(26,916,980)	134,969
Gain from insurance proceeds	-	(1,247,105)
Extraordinary loss (gain)	2,011,801	(6,183,674)
Change in assets and liabilities:
Decrease in accounts receivable, net	5,606,666	6,265,579
Increase in accounts payable and accrued liabilities	6,022,338	3,844,081
Increase in film contract rights and other non-current assets	(1,756,473)	(1,359,822)
Increase in film contract rights and other liabilities	4,091,122	3,556,989
Increase (decrease) in other non-current liabilities	1,099,780	(1,731,938)
Decrease in income tax receivable	19,431,046	-
Increase in other assets	(1,237,806)	(4,442,078)

Net cash (used in) provided by operating activities	(5,395,293)	5,902,797

Cash flows from investing activities:
NBC network affiliation prepayment	(27,778,694)	-
WB Network affiliation payment	(3,892,571)	(4,143,582)
Insurance proceeds received	-	1,627,572
Capital expenditures	(1,976,741)	(7,353,240)
Other investing activities	-	(258,917)
Net cash used in investing activities	(33,648,006)	(10,128,167)

Cash flows from financing activities:
Proceeds from long-term debt	205,000,000	95,000,000
Repayment of bank debt	(113,672,428)	(10,327,572)
Retirement of senior subordinated notes	-	(81,019,763)
Payment of deferred financing fees	(9,884,055)	(367,416)
Other financing activities, net	-	(3,081)
Net cash provided by financing activities	81,443,517	3,282,168

Net increase (decrease) in cash and cash equivalents	42,400,218	(943,202)
Cash and cash equivalents, beginning of period	9,209,249	5,453,542

Cash and cash equivalents, end of period	$51,609,467	$4,510,340

Supplemental information:
Cash paid for interest	$25,492,000	$18,111,000
Income taxes paid	197,000	190,000
Non-cash capital expenditures	406,000	147,000
Non-cash dividend	23,545,000	20,808,000
Fair value of warrants	2,065,000	12,150,000

See accompanying notes

GRANITE BROADCASTING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 -  Basis of presentation

The accompanying unaudited consolidated financial statements include the accounts of Granite Broadcasting Corporation and its subsidiaries (the "Company"), and have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  Operating results for the three-month and nine-month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.  For further information, refer to the Company's consolidated financial statements and notes thereto for the year ended December 31, 2000 which were included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.  All significant inter-company accounts and transactions have been eliminated.  Data at and for the year ended December 31, 2000 are derived from the Company's audited consolidated financial statements.  In the opinion of management, all adjustments of a normal recurring nature, which are necessary for a fair presentation of the results for the interim periods have been made.

Note 2 – Asset Sale

On October 1, 2001, the Company announced that it would be evaluating proposals to acquire WDWB-TV, the WB affiliate serving Detroit, Michigan.  If the sale is consummated, the Company intends to use the proceeds to reduce outstanding senior debt.

Note 3 -  Long-term debt

On March 6, 2001, the Company entered into an amended and restated $205,000,000 Senior Credit Agreement (the “Credit Agreement”).  The Credit Agreement consists of a $110,000,000 Tranche A term loan and a $95,000,000 Tranche B term loan.  The proceeds from the Credit Agreement were used (i) to repay $114,410,000 of borrowings, of which $738,000 represented interest, under the Company’s existing senior revolving credit facility, (ii) to prepay the first installment under the KNTV NBC affiliation agreement (See Note 4 below), (iii) to pay certain fees and expenses associated with the Credit Agreement and (iv) for general working capital purposes.  The Tranche A and Tranche B term loans bear interest annually at the greater of LIBOR plus 5.50% or 12% payable monthly.  In addition, the Tranche B term loan accrues simple deferred interest at an annual rate of 6% which is payable when the Credit Agreement matures on December 31, 2003. The Credit Agreement requires the Company to maintain compliance with certain financial tests, including but not limited to, minimum net revenue, broadcast cash flow, EBITDA and, beginning December 31, 2001, a maximum ratio of senior debt to EBITDA.  Other provisions place limitations on payments for capital expenditures and prohibit the incurrence of additional debt, the purchase of the Company’s common stock, the repurchase of subordinated debt and the declaration and payment of cash dividends. On October 23, 2001, the Company amended the Credit Agreement to, among other matters, modify certain financial ratios to reflect the current advertising climate. The Company was in compliance with its amended debt covenants as of September 30, 2001, and anticipates being in compliance with such covenants at December 31, 2001 and beyond.

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

Note 4 - NBC Affiliation

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

Note 5 - Related Party Transactions

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

Note 6 - Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001.  Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements.  Other intangible assets will continue to be amortized over their useful lives.  The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002.  Application of the non-amortization provisions of the Statement is expected to result in an increase in after-tax income of approximately $8,000,000 or $.43 per share.  During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Impairment of Long Lived Assets Held for Sale, effective for fiscal years beginning after December 15, 2001.  Under the new rules an asset to be disposed of is stated at the lower of fair value or the carrying amounts with depreciation no longer being recognized.  The Company will adopt the new rules on the impairment of long-lived assets to be disposed of after January 1, 2002 but has not determined what effect, if any, this new accounting standard will have on earnings and the financial position of the Company.

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

Introduction

The Company is a group broadcaster that operates eight network-affiliated television stations and one independent station.  The Company's revenues are derived principally from local and national advertising and, to a lesser extent, from network compensation for the broadcast of programming and revenues from studio rental and commercial production activities.  The primary operating expenses involved in owning and operating television stations are employee salaries, depreciation and amortization, programming and advertising and promotion expenses.  Numbers referred to in the following discussion have been rounded to the nearest thousand.  The Company’s operating revenue are generally lower in the first calendar quarter and generally higher in the fourth calendar quarter than in the other two quarters, due in part to increases in retail advertising in the fall months in preparation for the holiday season, and in election years due to increased political advertising.  Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

Comparisons of the Company’s consolidated financial statements between the three and nine month periods ended September 30, 2001 and the same periods last year have been affected by the termination of the ABC affiliation agreement at KNTV on July 1, 2000, significant increases in news expense at KNTV as it prepares to become the NBC affiliate for the San Francisco-Oakland-San Jose, California television market on January 1, 2002 and investments in syndicated programs at the Company’s WB affiliates.  The Company anticipates that comparisons of the Company’s consolidated financial statements between the years ended December 31, 2001 and 2000 will be impacted by increases in news and promotion expenses at KNTV and continued investment in programming at the WB affiliates.

The following table sets forth certain operating data for the three and nine months ended September 30, 2001 and 2000:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(Unaudited)		(Unaudited)

Operating loss	$(12,063,000)	$(5,248,000)	$(29,726,000)	$(6,580,000)
Add:
Depreciation and amortization	8,107,000	8,032,000	23,949,000	24,612,000
Write-off of film contract rights	-	1,716,000	-	1,716,000
Corporate expense	2,103,000	2,210,000	7,140,000	7,693,000
Non-cash compensation	332,000	216,000	1,131,000	647,000
Program amortization	5,552,000	5,320,000	19,186,000	16,303,000
Program payments	(6,014,000)	(5,504,000)	(18,324,000)	(15,128,000)
Broadcast cash flow	$(1,983,000)	$6,742,000	$3,356,000	$29,263,000

"Broadcast cash flow" means operating loss plus depreciation, amortization, write-off of film contract rights, corporate expense, non-cash compensation and program amortization, less program payments.  The Company has included broadcast cash flow data because such data are commonly used as a measure of performance for broadcast companies and are also used by investors to measure a company's ability to service debt.  Broadcast cash flow is not, and should not be used as, an indicator or alternative to operating income, net income or cash flow as reflected in the consolidated financial statements, is not a measure of financial performance under accounting principles generally accepted in the United States and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with accounting principles generally accepted in the United States.

Three months ended September 30, 2001 and 2000

Net revenue totaled $25,502,000 for the three months ended September 30, 2001; a decrease of $6,736,000 or 21 percent as compared to $32,238,000 for the three months ended September 30, 2000.  The decrease was primarily due to a weak advertising climate, the pre-emption of $1,100,000 of advertising revenue resulting from the September 11th terrorist attacks, a decrease in political advertising in a non-election year, and the absence of Olympic related advertising.

Station operating expenses totaled $27,024,000 for the three months ended September 30, 2001; an increase of $1,712,000 or 7 percent as compared to $25,312,000 for the three months ended September 30, 2000. The increase was primarily due to an increase in news expense at KNTV and increases in programming expense at the Company’s WB affiliates.

Amortization expense decreased $132,000 or 2 percent primarily due to a reduction in the book value of the WB network affiliation agreements. Corporate expense decreased $107,000 or 5 percent primarily due to decreased professional fees.  Non-cash compensation expense increased $116,000 primarily due to the grant of stock awards to certain executives.

Interest expense increased $5,350,000 primarily due to higher levels of outstanding debt and a higher interest rate on the Company's new Credit Agreement (as defined below).  Included in interest expense for the three months ended September 30, 2001 is approximately $1,425,000 of deferred interest on the Credit Agreement payable on December 31, 2003.  Interest income increased $353,000 primarily due to increased cash available for investment offset in part by the forgiveness of interest on loans to certain executives.  Non-cash interest expense increased $1,611,000 primarily due to increased deferred financing fees related to the Credit Agreement.

Nine months ended September 30, 2001 and 2000

Net revenue totaled $82,857,000 for the nine months ended September 30, 2001; a decrease of $20,297,000 or 20 percent as compared to $103,153,000 for the nine months ended September 30, 2000.  The decrease was primarily due to a weak advertising climate, a decrease in political advertising in a non-election year and lower revenue at KNTV as it operates on an interim basis as an independent television station.

Station operating expenses totaled $80,363,000 for the nine months ended September 30, 2001; an increase of $5,298,000 or 7 percent as compared to $75,065,000 for the nine months ended September 30, 2000. The increase was primarily due to an increase in news expense at KNTV, increases in programming expense at the Company’s WB affiliates and the accelerated amortization of certain syndicated programs.

Amortization expense decreased $1,076,000 or 5 percent primarily due to the elimination of amortization of the ABC affiliation at KNTV and a reduction in the book value of the WB network affiliation agreements. Corporate expense decreased $553,000 or 7 percent primarily due to decreased professional fees.  Non-cash compensation expense increased $484,000 primarily due to the earlier recognition of certain stock based compensation awards, and the grant of stock awards to certain executives.

Interest expense increased $12,497,000 or 56 percent primarily due to higher levels of outstanding debt and a higher interest rate on the Company's new Credit Agreement.  Included in interest expense for the nine months ended September 30, 2001 is approximately $3,246,000 of deferred interest on the Credit Agreement payable on December 31, 2003.  Interest income increased $687,000 primarily due to increased cash available for investment offset in part by the forgiveness of interest on loans to certain executives.  Non-cash interest expense increased $3,182,000 primarily due to increased deferred financing fees related to the Credit Agreement.

Liquidity and Capital Resources

On March 6, 2001, the Company entered into an amended and restated $205,000,000 Senior Credit Agreement (the “Credit Agreement”).  The Credit Agreement consists of a $110,000,000 Tranche A term loan and a $95,000,000 Tranche B term loan.  The proceeds from the Credit Agreement were used (i) to repay $114,410,000 of borrowings, of which $738,000 represented interest, under the Company’s existing senior revolving credit facility, (ii) to prepay the first installment under the KNTV NBC affiliation agreement, (iii) to pay certain fees and expenses associated with the Credit Agreement and (iv) for general working capital purposes.  The Tranche A and Tranche B term loans bear interest annually at the greater of LIBOR plus 5.50% or 12%, which is payable monthly.  In addition, the Tranche B term loan accrues simple deferred interest at an annual rate of 6% which is payable when the Credit Agreement matures on December 31, 2003.  The Credit Agreement requires the Company to maintain compliance with certain financial tests, including but not limited to, minimum net revenue, broadcast cash flow, EBITDA and, beginning December 31, 2001, a maximum ratio of senior debt to EBITDA. Other provisions place limitations on payments for capital expenditures and prohibit the incurrence of additional debt, the purchase of the Company’s common stock, the repurchase of subordinated debt and the declaration and payment of cash dividends. On October 23, 2001, the Company amended the Credit Agreement to, among other matters, modify certain financial ratios to reflect the current advertising climate. The Company was in compliance with its amended debt covenants as of September 30, 2001, and anticipates being in compliance with such covenants at December 31, 2001 and beyond.

The Company also granted to the Tranche B lenders a warrant to purchase 753,491 shares of Common Stock (Nonvoting), par value $.01 per share, at an exercise price of $1.75 per share.  The warrant is fully vested and remains exercisable until March 6, 2006.  The fair value of the warrants of $2,065,000 has been recorded as a discount to the amount outstanding under the Credit Agreement and will be amortized as non-cash interest expense over the life of the Credit Agreement. As of November 9, 2001, the Company had approximately $46,975,000 of cash on hand, of which $10,280,000 is reserved for interest payments on the Tranche B term loan.

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

Net cash used in operating activities was $5,395,000 during the nine months ended September 30, 2001, compared to cash flows provided by operating activities of $5,903,000 during the nine months ended September 30, 2000.  The change from 2000 to 2001 was primarily the result of increased interest payments and a decrease in operating cash flow, offset in part by an income tax refund received during the second quarter of 2001.

Net cash used in investing activities was $33,648,000 during the nine months ended September 30, 2001, compared to $10,128,000 during the nine months ended September 30, 2000. The change from 2000 to 2001 was primarily due to the prepayment of the first installment under the San Francisco Affiliation, offset by lower capital expenditures.

Net cash provided by financing activities was $81,444,000 during the nine months ended September 30, 2001 compared to $3,282,000 during the nine months ended September 30, 2000. The change from 2000 to 2001 was primarily due to a net increase in long-term debt, offset in part by higher deferred financing fees.

The Company expects to spend approximately $5,000,000 in 2001 and $15,000,000 in 2002 in capital expenditures.  The Company believes that internally generated funds from operations and cash on hand will be sufficient to satisfy the Company's cash requirements for its existing operations for the next twelve months.

Quantitative and Qualitative Disclosures about Market Risk

The Company's earnings may be affected by changes in short-term interest rates as a result of its new senior Credit Agreement.  Under the Credit Agreement, the Company pays interest at the greater of LIBOR plus 5.50% or 12%, currently 12%.  As of November 9, 2001, the six-month LIBOR rate was 1.9700%.  The Company has not entered into any agreements to hedge such risk.  A 2% increase in the LIBOR rate would have no impact on interest expense on an annual basis.  This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such environment.

PART II.  OTHER INFORMATION

ITEM 6.	Exhibits and Reports on Form 8-K

a. Exhibits

None

b. Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANITE BROADCASTING CORPORATION
Registrant

Date	November 14, 2001	/s/	W. DON CORNWELL
(W. Don Cornwell) Chief Executive Officer

Date	November 14, 2001	/s/	LAWRENCE I. WILLS
(Lawrence I. Wills) Senior Vice President – Chief Administrative Officer (Principal Accounting Officer)