Form 10-K
period 2001-12-31
GRANITE BROADCASTING CORP
filed 2002-04-01
CIK 839621

*

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

Commission file number 0-19728

GRANITE BROADCASTING CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	13-3458782
(State of Incorporation)	(I.R.S.Employer Identification No.)

767 Third Avenue, 34th Floor
New York, New York 10017
(212) 826-2530
(Address, including zip code, and telephone number,
including area code, of registrant’s principal executive offices)

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock (Nonvoting), $.01 par value per share

Cumulative Convertible Exchangeable Preferred Stock, $.01 par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form 10–K or any amendment to this Form 10-K.  ☐

As of March 22, 2002, 18,572,759 shares of Granite Broadcasting Corporation Common Stock (Nonvoting) were outstanding.  The aggregate market value (based upon the last reported sale price on the Nasdaq Small Cap Market on March 22, 2002) of the shares of Common Stock (Nonvoting) held by non-affiliates was approximately $39,002,794  (For purposes of calculating the preceding amounts only, all directors and executive officers of the registrant are assumed to be affiliates.)  As of March 22, 2002, 178,500 shares of Granite Broadcasting Corporation Class A Voting Common Stock were outstanding, all of which were held by affiliates.

DOCUMENTS INCORPORATED BY REFERENCE:  None

PART I

Item 1.           Business

Granite Broadcasting Corporation (“Granite” or the “Company”), a Delaware corporation, is a group broadcasting company founded in 1988 to acquire and manage network-affiliated television stations and other media and communications-related properties.  The Company’s goal is to identify and acquire properties that management believes have the potential for substantial long-term appreciation and to aggressively manage such properties to improve their operating results.  The Company currently owns and operates nine network-affiliated television stations: WTVH-TV, the CBS affiliate serving Syracuse, New York (“WTVH”); KSEE-TV, the NBC affiliate serving Fresno-Visalia, California (“KSEE”); WPTA-TV, the ABC affiliate serving Fort Wayne, Indiana (“WPTA”); WEEK-TV, the NBC affiliate serving Peoria-Bloomington, Illinois (“WEEK–TV”); KBJR-TV, the NBC affiliate serving Duluth, Minnesota and Superior, Wisconsin (“KBJR”); WKBW-TV, the ABC affiliate serving Buffalo, New York (“WKBW”); WDWB-TV, the WB Network affiliate serving Detroit, Michigan (“WDWB”); KBWB–TV, the WB Network affiliate serving San Francisco–Oakland–San Jose, California (“KBWB”); and KNTV, the NBC affiliate serving San Francisco–Oakland–San Jose, California (“KNTV”).  The Company also owns a sixty percent indirect interest in Channel 11 License, Inc., the permittee of television station KRII, Channel 11, International Falls, Minnesota.

KBJR and WEEK were acquired in separate transactions in October 1988, WPTA was acquired in December 1989, KNTV was acquired in February 1990, WTVH and KSEE were acquired in December 1993, WKBW was acquired in June 1995, WDWB was acquired in January 1997 and KBWB was acquired in July 1998.  The Company owns all but one of its television stations through separate wholly owned subsidiaries (collectively, the “Subsidiaries”; references herein to the “Company” or to “Granite” include Granite Broadcasting Corporation and its Subsidiaries).  The Company received a permit to construct KRII, International Falls in September 2000, received authorization to reallocate Channel 11 from International Falls, Minnesota to Chisholm, Minnesota in October 2001, and currently has an application pending before the FCC to establish KRII as a satellite station of KBJR and to change the station's community of license from International Falls to Chisholm.

The Company’s long-term objective is to acquire additional television stations and to pursue acquisitions of other media and communications-related properties in the future.  The Company is committed to building its station Internet business consistent with the goal of using the unique technological capabilities of the Internet to deliver local news, weather and sports information to viewer computers at home and at work.  The Company’s Internet strategy is based on the view that via the Internet the Company’s stations can provide a high quality interactive advertising environment in which local businesses can reach consumers at home and at work.

Recent Developments

Asset Disposition

On December 14, 2001, the Company entered into a definitive agreement with the National Broadcasting Company, Inc. (“NBC”) to sell KNTV.  NBC will pay the Company $230,000,000 in cash plus a working capital adjustment.  In addition, at the closing, NBC will refund the Company a pro rata portion of the $30,500,000 affiliation payment due to NBC on January 1, 2002 under the terms of the KNTV NBC affiliation agreement (the “San Francisco Affiliation Agreement”), which the Company prepaid on March 6, 2001.  The consummation of the sale is contingent upon approval by the FCC and satisfaction of other customary closing conditions and is expected to close prior to May 2, 2002 as required by the Company’s senior credit facility.  Paxson Communications Corporation (“Paxson”) has filed an opposition to the Company’s application to transfer KNTV to NBC with the FCC.  The Company believes that Paxson’s opposition is without merit and anticipates that the FCC will approve the transfer prior to May 2, 2002.  The Company will use the proceeds from the sale of KNTV (i) to repay outstanding debt and deferred  interest under the existing senior credit facility, (ii) to pay income taxes and other fees associated with the sale and (iii) to the extent there are remaining proceeds, for working capital purposes.  The San Francisco Affiliation Agreement will terminate upon the closing of the sale and the Company will not be required to make any further affiliation payments to NBC (provided that the sale of KNTV closes prior to January 1, 2003).  The warrants issued to NBC as part of the San Francisco Affiliation Agreement will be returned to the Company.  The Company’s affiliation agreements for KSEE-TV, WEEK-TV, and KBJR-TV, which involve no payment obligations, will remain in effect  until their expiration on December 31, 2011.

New Senior Credit Agreement

On March 6, 2001, the Company entered into an amended and restated $205,000,000 Senior Credit Agreement (the “Credit Agreement”).  The Credit Agreement consists of a $110,000,000 Tranche A term loan and a $95,000,000 Tranche B term loan.  The proceeds from the Credit Agreement were used (i) to repay all outstanding borrowings under the Company’s then existing senior revolving credit facility, (ii) to prepay the first installment under the San Francisco Affiliation Agreement (as described above), (iii) to pay certain fees and expenses associated with the Credit Agreement and (iv) for general working capital purposes.  The Tranche A and Tranche B term loans bear interest annually at the greater of LIBOR plus 5.50% or 12% payable monthly.  In addition, the Tranche B term loan accrues simple deferred interest at an annual rate of 6% which is payable when the Credit Agreement matures on December 31, 2003.  The Credit Agreement requires the Company to maintain compliance with certain financial tests, including but not limited to, minimum net revenue, broadcast cash flow, EBITDA and, a maximum ratio of senior debt to EBITDA.  Other provisions place limitations on payments for capital expenditures and prohibit the incurrence of additional debt, the purchase of the Company’s common stock, the repurchase of subordinated debt and the declaration and payment of cash dividends.  On October 23, 2001, the Company amended the Credit Agreement to, among other matters, modify certain financial ratios to reflect the current advertising climate.  As a result, the Company was in compliance with its amended debt covenants as of September 30, 2001 and as of December 31, 2001.  In connection with, and as condition to, amending those covenants, the Company’s senior lenders required the Company to sell certain Tranche A assets and repay the Tranche A loans in accordance with specified terms and schedules.  KNTV is not a Tranche A asset, however, the senior lenders have waived the asset sale covenant through May 2, 2002 to allow the Company to consummate the sale of KNTV.  The Company anticipates that the Credit Agreement debt will be repaid in full upon consummation of the KNTV sale.  If the sale of KNTV does not close prior to May 2, 2002 or if the Company does not repay the Tranche A loans in full following consummation of such sale, the Company may be in default under the Credit Agreement, unless the Company obtains further waivers from its senior lenders.  The Company is currently in discussion with a senior lender for a new or amended senior credit facility to be available upon the closing of the sale of KNTV.

The Company also granted to the Tranche B lenders a warrant to purchase 753,491 shares of Common Stock (Nonvoting), par value $.01 per share, at an exercise price of $1.75 per share.  The warrant is fully vested and remains exercisable until March 6, 2006. The fair value, estimated to be $2,065,000, has been recorded as a discount to the amount outstanding under the Credit Agreement and is being amortized over the life of the Credit Agreement.

Company and Industry Overview

The following table sets forth general information for each of the Company’s television stations:

Station	Market Area	Date of Acquisition	Channel/ Frequency	Network Affiliation	Market Rank(1)	Other Commercial Stations in DMA		Expiration Date of FCC License
KBWB-TV	San Francisco -Oakland -San Jose, CA	07/20/98	20/UHF	WB	5	17	(2)	12/01/06

WDWB–TV	Detroit, MI	01/31/97	20/UHF	WB	9	7		10/01/05

WKBW-TV	Buffalo, NY	06/29/95	7/VHF	ABC	44	8		06/01/07

KNTV(TV)	San Francisco -Oakland - San Jose, CA	02/05/90	11/VHF	NBC	5	17	(2)	12/01/06

KSEE-TV	Fresno-Visalia, CA	12/23/93	24/UHF	NBC	54	10	(3)	12/01/06

WTVH-TV	Syracuse, NY	12/23/93	5/VHF	CBS	80	5		06/01/07

WPTA-TV	Fort Wayne, IN	12/11/89	21/UHF	ABC	104	4		08/01/05

WEEK-TV	Peoria - Bloomington, IL	10/31/88	25/UHF	NBC	112	4		12/01/05

KBJR-TV	Duluth, MN -Superior, WI	10/31/88	6/VHF	NBC	132	5		12/01/05

(1)                                  “Market rank” refers to the size of the television market or Designated Market Area (“DMA”) as defined by the A.C. Nielsen Company (“Nielsen”).  All market rank data is derived from the Nielsen Media Research web site’s 2001-2002 DMA’s.

(2)                                  Includes KDTV, San Francisco and KSTS, San Jose, both of which broadcast entirely in Spanish.

(3)                                  Includes KFTV Hanford-Fresno and KMSG, Sanger-Fresno, both of which broadcast entirely in Spanish.

Commercial television broadcasting began in the United States on a regular basis in the 1940s. Currently, there are a limited number of channels available for broadcasting in any one geographic area  and the license to operate a broadcast station is granted by the FCC.  Television stations can be distinguished by the frequency on which they broadcast.  Television stations which broadcast over the very high frequency (“VHF”) band of the spectrum generally have some competitive advantage over television stations that broadcast over the ultra-high frequency (“UHF”) band of the spectrum because the former usually have better signal coverage and operate at a lower transmission cost.  In television markets in which all local stations are UHF stations, such as Fort Wayne, Indiana, Peoria-Bloomington, Illinois and Fresno-Visalia, California, no competitive disadvantage exists.

Television station revenues are primarily derived from local, regional and national advertising and, to a lesser extent, from network compensation and revenues from studio rental and commercial production activities. Advertising rates are based upon a program’s popularity among the viewers an advertiser wishes to attract, the number of advertisers competing for the available time, the size and demographic make-up of the market served by the station, and the availability of alternative advertising media in the market area.  Because broadcast television stations rely on advertising revenues, declines in advertising budgets, particularly in recessionary periods, adversely affect the broadcast industry, and as a result may contribute to a decrease in the valuation of broadcast properties.

The Company’s Stations

Set forth below are the principal types of television gross revenues (before agency and representative commissions) received by the Company’s television stations for the periods indicated and the percentage contribution of each to the gross television revenues of the television stations owned by the Company.

GROSS REVENUES, BY CATEGORY,

FOR THE COMPANY’S STATIONS

(dollars in thousands)

	Years Ended December 31,
	1997		1998		1999		2000		2001
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Local/Regional(1)	$87,412	48.3%	$89,144	46.0	$89,626	49.2	$82,466	48.3	$70,876	52.0
National(2)	78,833	43.5	76,446	39.4	79,780	43.7	68,624	40.2	55,583	40.8
Network Compensation(3)	7,859	4.3	6,715	3.5	5,074	2.8	4,418	2.6	4,272	3.1
Political(4)	1,036	0.6	15,752	8.1	2,601	1.4	10,413	6.1	1,167	1.0
Other Revenue(5)	5,943	3.3	5,877	3.0	5,249	2.9	4,854	2.8	4,276	3.1
Total	$181,083	100.0%	$193,934	100.0%	$182,330	100.0%	$170,775	100.0%	$136,174	100.0%

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

Automobile advertising constitutes the Company’s single largest source of gross revenues, accounting for approximately 20% of the Company’s total gross revenues in 2001.  Gross revenues from restaurants, paid programming, and entertainment-related businesses accounted for approximately 24% of the Company’s total gross revenues in 2001. Each other category of advertising revenue represents less than 5% of the Company’s total gross revenues.

The following is a description of each of the Company’s television stations:

KBWB: San Francisco–Oakland–San Jose, California

KBWB began operations in 1968 and commenced operating as a WB Network affiliate in 1995.

The San Francisco–Oakland–San Jose economy is centered around apparel, banking and finance, biosciences, engineering and architecture, film and TV production, health care, high technology, manufacturing, multimedia, telecommunications, tourism and wineries.  The average household income in the DMA was $61,572, according to estimates provided in the BIA Investing in Television 2001 Market Report (the “BIA Report”).  Leading employers in the area include Safeway Supermarkets, Hewlett–Packard, Seagate Technology, The Gap, Intel, Chevron, Oracle, Kaiser–Permanente and Levi–Strauss.  The San Francisco–Oakland–San Jose DMA is also the home of several universities, including the University of California Berkeley, San Francisco State University, San Jose State University, Stanford University, California State University–Hayward, Santa Clara University and the University of San Francisco, with aggregate enrollment estimated at over 122,000.

WDWB: Detroit, Michigan

WDWB began operating in 1962 and commenced operating as a WB Network affiliate in 1995.

Detroit is the 9th largest DMA in the United States with a total of approximately 1,874,000 television households and a population of approximately 4,989,000 according to the BIA Report.  Detroit’s economy is based on manufacturing, retail and health services.  The largest employers are General Motors, Ford Motor Company, Daimler–Chrysler, Detroit Medical Center, Henry Ford Health System and Blue Cross Blue Shield of Michigan.  The average household income in the DMA is $50,047 according to estimates provided in the BIA Report.

WKBW: Buffalo, New York

WKBW began operations in 1958 and is affiliated with ABC.

The Buffalo economy is centered on manufacturing, government, health services and financial services.  The average household income in the DMA was $39,630, according to estimates provided in the BIA Report.  Leading employers in the area include General Motors, Ford Motor Company, American Axle and Manufacturing, M&T Bank, Fleet Bank, Roswell Park Cancer Institute, Buffalo General Hospital, Tops Markets and DuPont.

KNTV: San Francisco–Oakland–San Jose, California

KNTV began operations in 1955 and was affiliated with ABC until July 1, 2000.  KNTV was operated as an independent station until January 1, 2002, when it became an NBC affiliate.  (See the description of the San Francisco-Oakland-San Jose, California market above).

KSEE: Fresno-Visalia, California

KSEE began operations in 1953 and is affiliated with NBC.

Fresno and the San Joaquin Valley is one of the most productive agricultural areas in the world with over 6,000 square miles planted with more than 250 different crops.  Although farming continues to be the single most important part of the Fresno area economy, the area now attracts a variety of service-based industries and manufacturing and industrial operations.  No single employer or industry dominates the local economy.  The average income by household in the DMA was $37,107, according to estimates provided in the BIA Report.  The Fresno–Visalia DMA is also the home of several universities, including Fresno State University, with aggregate enrollment estimated at over 40,000.

WTVH: Syracuse, New York

WTVH began operations in 1948 and is affiliated with CBS.

The Syracuse economy is centered on manufacturing, education and government.  The average income by household in the DMA was $40,426, according to estimates provided in the BIA Report.  Prominent corporations located in the area include Carrier Corporation, New Venture Gear, Bristol-Myers Squibb, Crouse-Hinds, Nestle Foods

and Lockheed/Martin.  The Syracuse DMA is also the home of several universities, including Syracuse University, Cornell University and Colgate University, with aggregate enrollment over 50,000 students.

WPTA: Fort Wayne, Indiana

WPTA began operations in 1957 and is affiliated with ABC.

The Fort Wayne economy is centered on manufacturing, government, insurance, financial services and education.  The average income by household in the DMA was $45,481, according to estimates provided in the BIA Report.  Prominent corporations located in the area include Magnavox, Lincoln National Life Insurance, General Electric, General Motors, North American Van Lines, GTE, Dana, Phelps Dodge, ITT, and Tokheim.  Fort Wayne is also the home of several universities, including the joint campus of Indiana University and Purdue University at Fort Wayne, with aggregate enrollment over 11,000 students.

WEEK: Peoria-Bloomington, Illinois

WEEK began operations in 1953 and is affiliated with NBC.

The Peoria economy is centered on agriculture and heavy equipment manufacturing but has achieved diversification with the growth of service-based industries such as conventions, healthcare and higher technology manufacturing.  Prominent corporations located in Peoria include Caterpillar, Bemis, Central Illinois Light Company, Commonwealth Edison Company, Komatsu-Dresser Industries, IBM, Trans–Technology Electronics and Keystone Steel & Wire.  In addition, the United States Department of Agriculture’s second largest research facility is located in Peoria, and the area has become a major regional healthcare center.  The economy of Bloomington, on the other hand, is focused on insurance, education, agriculture and manufacturing.  Prominent corporations located in Bloomington include State Farm Insurance Company, Country Companies Insurance Company and Diamond-Star Motors Corporation (a subsidiary of Mitsubishi).  The average income by household in the DMA was $48,223, according to estimates provided in the BIA Report.  The Peoria-Bloomington area is also the home of numerous institutions of higher education including Bradley University, Illinois Central College, Illinois Wesleyan University, Illinois State University, Eureka College and the University of Illinois College of Medicine, with aggregate enrollment over 38,000 students.

KBJR: Duluth, Minnesota and Superior, Wisconsin

KBJR began operations in 1954 and is affiliated with NBC.

The area’s primary industries include mining, fishing, food products, paper, medical, shipping, tourism and timber.  The average income by household in the DMA was $34,895, according to estimates provided in the BIA Report.  Duluth is one of the major ports in the United States out of which iron ore, coal, limestone, cement, grain, paper and chemicals are shipped.  Prominent corporations located in the area include Northwest Airlines, Minnesota Power, U.S. West, Mesabi & Iron Range Railway Co., Walmart, Jeno Paulucci International, Lake Superior Industries, Potlatch Corporation, Boise Cascade, Burlington Northern Railway, Target (Dayton-Hudson Corporation), ConAgra, International Multifoods, Peavey, Cargill, U.S. Steel, Cleveland-Cliffs Corporation, NorWest Bank, Shopko, Cub Foods and Advanstar.  The Duluth-Superior area is also the home of numerous educational institutions such as the University of Minnesota-Duluth, the University of Wisconsin-Superior and the College of St. Scholastica, with aggregate enrollment over 12,000 students.

Network Affiliation

Whether or not a station is affiliated with one of the major networks, NBC, ABC, CBS, Fox (the “Traditional Networks”), the Warner Brothers Network (the “WB Network”) or United Paramount Networks (“UPN” and collectively with the WB Network and the Traditional Networks, the “Networks”), has a significant impact on the composition of the station’s revenues, expenses and operations.  A typical Traditional Network affiliate receives a significant portion of its programming each day from the Network.  The Traditional Network in exchange for a substantial majority of the advertising inventory provides this programming, along with cash payments in some cases, to the affiliate during Network programs.  The Traditional Network then sells this advertising time and retains the revenues so generated.  A typical WB Network or UPN affiliate receives prime time programming from the Network pursuant to arrangements agreed upon by the affiliate and the Network.

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

Each of the Company’s stations is affiliated with a Network pursuant to an affiliation agreement.  KSEE, WEEK, KBJR, and KNTV are affiliated with NBC; WPTA and WKBW are affiliated with ABC; WTVH is affiliated with CBS; and KBWB and WDWB are affiliated with the WB Network.

In substance, each Traditional Network affiliation agreement provides the Company’s station with the right to broadcast all programs transmitted by the Network with which it is affiliated.  In exchange, the Network has the right to sell a substantial majority of the advertising time during such broadcast.  In addition, for every hour that the station elects to broadcast Traditional Network programming, generally the Network pays the station a fee, specified in each affiliation agreement, which varies with the time of day.  Typically, “prime-time” programming (Monday through Saturday 8–11 p.m. and Sunday 7–11 p.m. Eastern Time) generates the highest hourly rates.  Rates are subject to increase or decrease by the Network during the term of each affiliation agreement, with provisions for advance notice to, and right of termination by, the station in the event of a reduction in rates. NBC’s obligation to pay such fees to KSEE, WEEK and KBJR terminated on December 31, 2001.  In addition, the Company will not receive any such fees for KNTV, which became an NBC affiliate on January 1, 2002.

Under each WB Network affiliation agreement, the Company’s stations receive “prime–time” programming from the WB Network.  KBWB and WDWB pay an affiliation fee for the programming it receives pursuant to its affiliation agreement.

The Network affiliation agreements provide for original contract terms of ten years (other than the WB Affiliation agreement for WDWB, which is seven years).  Under each of the Company’s affiliation agreements, the Networks may, under certain circumstances, terminate the agreement upon advance written notice.  Under the Company’s ownership, none of its stations has received a termination notice from its respective Network.

Competition

The financial success of the Company’s television stations is dependent on audience ratings and revenues from advertisers within each station’s geographic market. The Company’s stations compete for revenues with other television stations in their respective markets, as well as with other advertising media, such as newspapers, radio, magazines, outdoor advertising, transit advertising, yellow page directories, the Internet, direct mail and local cable systems. Some competitors are part of larger companies with substantially greater financial resources than the Company.

Competition in the broadcasting industry occurs primarily in individual markets. Generally, a television broadcasting station in one market does not compete with stations in other market areas. The Company’s television stations are located in highly competitive markets.

In addition to management experience, factors that are material to a television station’s competitive position include signal coverage, local program acceptance, Network affiliation, audience characteristics, assigned frequency and strength of local competition. The broadcasting industry is continuously faced with technological change and innovation, the possible rise in popularity of competing entertainment and communications media, changes in labor conditions, any of which could possibly have a material adverse effect on the Company’s operations and results.

These other programming, entertainment and video distribution systems can increase competition for a broadcasting station by bringing into its market distant broadcasting signals not otherwise available to the station’s audience and also by serving as distribution systems for non-broadcast programming. Programming is now being distributed to cable television systems by both terrestrial microwave systems and by satellite. Other sources of competition include home entertainment systems (including video cassette recorders and playback systems, video discs and television game devices), the Internet, multi-point distribution systems, multichannel multi-point distribution systems, video programming services available through the Internet and other video delivery systems. The Company’s television stations also face competition from direct broadcast satellite services which transmit programming directly to homes equipped with special receiving antennas and from video signals delivered over telephone lines. Satellites may be used not only to distribute non-broadcast programming and distant broadcasting signals but also to deliver certain local broadcast programming which otherwise may not be available to a station’s audience. An additional challenge is posed by wireless cable systems, including multichannel distribution services (“MDS”).  Two four-channel MDS licenses have been granted in most television markets.  MDS operations can provide commercial programming on a paid basis.  A similar service also can be offered using the instructional television fixed service (“ITFS”).  The FCC allows the educational entities that hold ITFS licenses to lease their excess capacity for commercial purposes.  The multichannel capacity of ITFS could be combined with either an existing single channel MDS or a newer multichannel multi-point distribution service to increase the number of available channels offered by an individual operator.

The broadcasting industry is continuously faced with technological change and innovation, which could possibly have a material adverse effect on the Company’s operations and results. Video compression techniques, now in use with direct broadcast satellites and in development for cable, are expected to permit greater numbers of channels to be carried within existing bandwidth. These compression techniques, as well as other technological developments, are applicable to all video delivery systems, including over-the-air broadcasting and other non-broadcast commercial applications, and have the potential to provide vastly expanded programming to highly targeted audiences. Reduction in the cost of creating additional channel capacity could lower entry barriers for new channels and encourage the development of increasingly specialized niche programming. This ability to reach very narrowly defined audiences may alter the competitive dynamics for advertising expenditures. The Company is unable to predict the effect that technological changes will have on the Company. Commercial television broadcasting may face future competition from interactive video and data services that provide two-way interaction with commercial video programming, along with information and data services that may be delivered by commercial television stations, cable television, direct broadcast satellites, multi-point distribution systems, multichannel multi-point distribution systems or other video delivery systems. In addition, recent actions by the FCC, Congress and the courts all presage significant future involvement in the provision of video services by telephone companies. The Telecommunications Act of 1996 lifts the prohibition on the provision of cable television services by telephone companies in their own telephone areas subject to regulatory safeguards and permits telephone companies to own cable systems under certain circumstances. It is not possible to predict the impact on the Company’s television stations of any future relaxation or elimination of the existing limitations on the ownership of cable systems by telephone companies. The elimination or further relaxation of the restriction, however, could increase the competition the Company’s television stations face from other distributors of video programming.

FCC Regulation of Television Broadcasting

Television broadcasting is subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended (the “Communications Act”). The Communications Act prohibits the operation of television broadcasting stations except under a license issued by the FCC and empowers the FCC, among other things, to issue, revoke and modify broadcasting licenses, determine the locations of stations, regulate the equipment used by stations, adopt regulations to carry out the provisions of the Communications Act and impose penalties for violation of such regulations. The Telecommunications Act of 1996, which amends major provisions of the Communications Act, was enacted on February 8, 1996. The FCC has commenced, but not yet completed, implementation of the provisions of the Telecommunications Act of 1996.

License Issuance and Renewal

Television broadcasting licenses generally are granted and renewed for a period of eight years, but may be renewed for a shorter period upon a finding by the FCC that the “public interest, convenience and necessity” would be served thereby. At the time application is made for renewal of a television license, parties in interest as well as members of the public may apprise the FCC of the service the station has provided during the preceding license term and urge the grant or denial of the application. Under the Telecommunications Act of 1996 as implemented in the FCC’s rules, a competing application for authority to operate a station and replace the incumbent licensee may not be filed against a renewal application and considered by the FCC in deciding whether to grant a renewal application. The statute modified the license renewal process to provide for the grant of a renewal application upon a finding by the FCC that the licensee (1) has served the public interest, convenience, and necessity; (2) has committed no serious violations of the Communications Act or the FCC’s rules; and (3) has committed no other violations of the Communications Act or the FCC’s rules which would constitute a pattern of abuse. If the FCC cannot make such a finding, it may deny a renewal application, and only then may the FCC accept other applications to operate the station of the former licensee. In the vast majority of cases, the FCC renews broadcast licenses even when petitions to deny are filed against broadcast license renewal applications. All of the Company’s existing licenses are in effect and are subject to renewal at various times during 2005, 2006 and 2007. Although there can be no assurance that the Company’s licenses will be renewed, the Company is not aware of any facts or circumstances that would prevent the Company from having its licenses renewed.

Ownership Restrictions

The Communications Act also prohibits the assignment of a license or the transfer of control of a licensee without prior approval of the FCC.  In its review process, the FCC considers financial and legal qualifications of the prospective assignee or transferee and also determines whether the proposed transaction complies with rules limiting the common ownership of certain attributable interests in broadcast, cable, and newspaper media on a local and national level.  The FCC’s restrictions on multiple ownership could limit the acquisitions and investments that the Company makes or the investments other parties make in the Company, however, none of the Company’s officers, directors or holders of voting common stock currently have attributable or non-attributable interests that violate the FCC’s ownership rules.

Attribution.

Ownership of television licensees generally is attributed to officers, directors and shareholders who own 5% or more of the outstanding voting stock of a licensee, except that certain institutional investors who exert little or no control or influence over a licensee may own up to 20% of such outstanding voting stock before attribution results.  Under the FCC’s “equity-debt plus” rule, a party’s interest will be deemed to be attributable if the party owns equity (including all stockholdings, whether voting or non-voting, common or preferred) and debt interests, in the aggregate, exceeding 33% of the total asset value (including debt and equity) of the licensee and it either provides 15% of the station’s weekly programming or owns an attributable interest in another broadcast station, cable system or daily newspaper in the market.  In contrast, debt instruments, non-voting stock and certain limited partnership interests (provided the licensee certifies that the limited partners are not “materially involved” in the media-related activities of the partnership) will not result in attribution.  In December 2000, the FCC revised its rules to eliminate the single majority shareholder exemption from the broadcast attribution rules.  Under that exception, the interest of a minority voting shareholder would not be attributable if one person or entity held more than 50% of the combined voting power of the common stock company holding or controlling a broadcast license.  Any minority voting stock interest in a company with a single majority shareholder was grand fathered as non-attributable if the interest was acquired before December 14, 2000.  The FCC’s decision eliminating the single majority shareholder exception as it applies to cable system ownership was appealed to the United States Court of Appeals for the District of Columbia Circuit, and in March 2001, the court reversed the decision and remanded the case to the FCC.  In December 2001, the FCC suspended its repeal of the single majority shareholder exception for broadcast attribution rules, effectively reinstating the exception, until it could act on the court remand.  Thus, the single majority shareholder exception from the broadcast attribution rules currently is in effect.

In addition, for purposes of its national and local multiple ownership rules, the FCC attributes local marketing agreements (“LMAs”) that involve more than 15% of the brokered station’s weekly program time.  Thus, if an entity owns one television station in a market and has a qualifying LMA with another station in the same market, this arrangement must comply with all of the FCC’s ownership rules including the television duopoly rule.  LMA arrangements entered into prior to November 5, 1996 are grand fathered until 2004, while LMAs entered into on or after November 5, 1996 were grand fathered temporarily until August 2001.  The Company does not operate any stations pursuant to an LMA.  One broadcast entity has appealed the FCC’s treatment of LMAs entered into after November 5, 1996 to the United States Court of Appeals for the District of Columbia Circuit.  Oral argument in that case was held in January 2002, however, the Company is unable to predict how the court will rule or how its ruling potentially could affect the Company.

National Ownership Rules

FCC rules provide that no individual or entity may have an attributable interest in television stations that reach more than 35% of the national television viewing audience.  For purposes of this calculation, stations in the UHF band, which covers channels 14 - 69, are attributed with only 50% of the households attributed to stations in the VHF band, which covers channels 2 - 13. Under its recently revised ownership rules, if an entity has attributable interests in two television stations in the same market, the FCC will count the audience reach of that market only once for purposes of applying the national ownership cap.  In its most recent Biennial review of this restriction, the FCC decided not to relax the 35% cap.  In response to a judicial challenge of the FCC’s decision, in February 2002, the United States Court of Appeals for the District of Columbia Circuit reversed the FCC’s decision and remanded the 35% broadcast ownership rule back to the FCC for further consideration.  Specifically, the Court found that the FCC failed to adequately justify its decision not to repeal or modify the national ownership cap rule as required by the Communications Act.  The national television ownership cap remains in effect while the FCC reconsiders its decision in light of the federal court directive.  Further relaxation of the national television ownership rule could result in additional television station ownership consolidation.

Television Duopoly Rule

The FCC’s television duopoly rule permits a party to have attributable interests in two television stations without regard to signal contour overlap provided the stations are licensed to separate DMAs, as determined by Nielsen. In addition, the rule permits parties to own up to two television stations in the same DMA as long as at least eight independently owned and operating full-power television stations remain in the market at the time of acquisition, and at least one of the two stations is not among the top four ranked stations in the DMA based on specified audience share measures. Under the FCC’s rules, once a company acquires a television station duopoly, the joint owner is not required to divest either station if subsequently the number of operating television stations within the market falls below eight, or if either of the two jointly owned stations is later ranked among the top four stations in the market.  The FCC also may grant a waiver of the television duopoly rule if one of the two television stations is a “failed” or “failing” station, if the proposed transaction would result in the construction of an unbuilt television station or if compelling public interest factors are present. With the changes in the FCC’s rule on television duopolies, the Company’s common ownership of KNTV and KBWB is fully consistent with the Commission’s rules. Additionally, satellite stations authorized to rebroadcast the programming of a parent station located in the same DMA are exempt from the duopoly rule.  Thus, the Company’s common ownership of KBJR and KRII is fully consistent with the television duopoly rule.  Interested parties have challenged the duopoly rule in a proceeding currently pending before the United States Court of Appeals for the District of Columbia Circuit in which oral argument was held in January 2002.  The Company is unable to predict the outcome of this judicial proceeding and thus cannot determine the effect, if any, it will have on the Company’s business.

Cross-Ownership Rules

The FCC’s rules prohibit the holder of an attributable interest in a television station from also holding an attributable interest in a daily newspaper or cable television system serving a community located within the coverage area of that television station.  In February 2002, the United States Court of Appeals for the District of Columbia Circuit vacated the FCC’s rule prohibiting the common ownership of a television station and a cable television system in the same market.  Specifically, the court held that the FCC had no basis for not repealing or modifying the broadcast/ cable cross-ownership restriction.  The court’s vacation of the rule has not gone into effect because the rehearing and appeals process has not concluded.  The Company cannot predict whether any of these future appeals will be sought and cannot determine the outcome of such appeals.

The FCC further prohibits the common ownership of a broadcast television station and a daily newspaper in the same local market.  The FCC has initiated a rulemaking seeking public comment on whether to modify the broadcast/ newspaper cross-ownership provision.  The FCC also restricts the common ownership of television and radio stations in the same market. One entity may now own up to two television stations and six radio stations in the same market provided that: (1) 20 independent voices (including certain newspapers and a single cable system) will remain in the relevant market following consummation of the proposed transaction, and (2) the proposed combination is consistent with the television duopoly and local radio ownership rules. If fewer than 20 but more than 9 independent voices will remain in a market following a proposed transaction, and the proposed combination is otherwise consistent with the FCC’s rules, a single entity may have attributable interests in up to two television stations and four radio stations. If neither of these various “independent voices” tests are met, a party generally may have an attributable interest in no more than one television station and one radio station in a market.

Antitrust Review

The Department of Justice and the Federal Trade Commission (together the “Antitrust Agencies”) have the authority to determine that a particular transaction presents antitrust concerns. The Antitrust Agencies have increased their scrutiny of the television and radio industries, and have indicated their intention to review matters related to the concentration of ownership within markets (including LMAs) even when the ownership or LMA in question is permitted under the regulations of the FCC.  In March 2002, the Antitrust Agencies reached an agreement through which the Department of Justice would assume primary control over all merger reviews in the media and entertainment industry, however, the Senate Commerce committee has stated an intention to formally review the Antitrust Agencies’ decision to assign media mergers to the Department of Justice. There can be no assurance that future policy and rulemaking activities of the Antitrust Agencies will not impact the Company’s operations.

Alien Ownership

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

Equal Employment Opportunity

In early 2000, the FCC revised its rules requiring broadcast licensees to maintain programs designed to promote equal employment opportunities (“EEO”).  In January 2001, the United States Court of Appeals for the District of Columbia Circuit held that the recruitment, outreach, and reporting requirements were unconstitutional.  In response to the court’s ruling, the FCC suspended enforcement of its EEO rules on January 31, 2001.  In December 2001, the Commission initiated a proceeding to seek public comment on proposed new EEO rules.  This rulemaking proceeding is pending and the Company cannot predict the outcome or its effect on the Company.  Although the EEO rules struck down by the court are no longer in effect, the general prohibition against employment discrimination remains applicable.

Must Carry/Retransmission Consent

The Cable Television Consumer Protection and Competition Act of 1992 (the “Cable Act”) and the FCC’s implementing regulations give television stations the right to control the use of their signals on cable television systems. Under the Cable Act, at three year intervals beginning in June 1993, every qualified television station is required to elect whether it wants to avail itself of must-carry rights or, alternatively, to grant retransmission consent. Whether a station is qualified depends on factors such as the number of activated channels on a cable system, the location and size of a cable system, the amount of duplicative programming on a broadcast station and the signal quality of the station at the cable system’s head end..  If a television station elects retransmission consent, cable systems are required to obtain the consent of that television station for the use of its signal and could be required to pay the television station for such use.  The Cable Act further requires mandatory cable carriage of all qualified local television stations electing their must-carry rights or not exercising their retransmission rights. Under the FCC’s rules, television stations were required to make their election between must-carry and retransmission consent status by October 1, 1999, for the period from January 1, 2000 through December 31, 2002. Television stations that fail to make an election by the specified deadline are deemed to have elected must-carry status for the relevant three-year period. For the three year period beginning January 1, 2000, each of the Company’s stations has either elected its must-carry rights, entered into retransmission consent agreements, or obtained an extension to permit the Company to continue negotiating a retransmission consent agreement with substantially all cable systems in its DMA. The FCC currently is conducting a rulemaking proceeding to determine the scope of the cable systems’ carriage obligations with respect to digital broadcast signals during and following the transition from analog to DTV service. In its initial order, the FCC tentatively concluded that broadcasters would not be entitled to mandatory carriage of both their analog and DTV signals and that broadcasters with multiple DTV video programming streams would be required to designate a single primary video stream eligible for mandatory carriage.  Alternatively, a broadcaster may negotiate with cable systems for carriage of its DTV signal in addition to its analog signal under retransmission consent.

Satellite Home Viewer Improvement Act

Under the Satellite Home Viewer Improvement Act (“SHVIA”) a satellite carrier generally must obtain retransmission consent before carrying a television station’s signal.  Specifically, the SHVIA: (1) provides a statutory copyright license to enable satellite carriers to retransmit a local television broadcast station into the station’s local market (i.e., provide “local-into-local” service); (2) permits the continued importation of distant network signals (i.e., network signals that originate outside of a satellite subscriber’s local television market or designated market areas (“DMA”) (1) for certain existing subscribers; (3) provides broadcast stations with retransmission consent rights in their local markets; and (4) mandates carriage of broadcast signals in their local markets after a phase-in period.  “Local markets” are defined to include both a station’s DMA and its county of license.

The SHVIA permits satellite carriers to provide distant or nationally broadcast programming to subscribers in “unserved” households (i.e., households are unserved by a particular network if they do not receive a signal of at least Grade B intensity from a station affiliated with that network) until December 31, 2004.  However, satellite television providers can retransmit the distant signals of no more than two stations per day for each television network.  As of January 1, 2002, a satellite carrier retransmitting the signal of any local broadcast station into the station’s local market generally must carry all stations licensed to the carried station’s local market upon request.

Pursuant to the SHVIA, satellite carriers are beginning to offer local broadcast signals to subscribers in some of the nation’s largest television markets.  As of March 2002, satellite carriers currently carry the signals of KNTV, KBWB and WDWB.  DirecTV announced plans to expand their local-into-local broadcast offerings into ten new markets, but has not committed to any new markets in which the Company owns a station.  EchoStar and DirecTV have stated that if their proposed merger is approved and consummated, they intend to offer local-into-local service in every market, however, the Company cannot predict whether this announced plan will go into effect.

Satellite carriers have challenged the constitutionality of the satellite must carry requirements.  In June 2001, the United States District Court of the Eastern District of Virginia upheld the must carry provisions, and in December 2001, the United States Court of Appeals for the Fourth Circuit affirmed this decision.  EchoStar recently petitioned the United States Supreme Court for review of the Fourth Circuit’s decision.  The Company cannot predict whether the Supreme Court will agree to review the Fourth Circuit’s decision or the outcome of the Supreme Court’s potential review.

Digital Television

Pursuant to the Telecommunications Act of 1996, the FCC has adopted rules authorizing and implementing DTV service, technology that should improve the quality of both the audio and video signals of television stations. The FCC has “set aside” channels within the existing television spectrum for DTV and limited initial DTV eligibility to existing television stations and certain applicants for new television stations (“Existing Broadcasters”). The FCC has adopted a DTV table of allotments as well as service and licensing rules to implement the service. The DTV allotment table provides a channel for DTV operations for each Existing Broadcaster and is intended to enable Existing Broadcasters to replicate their existing service areas. The affiliates of CBS, NBC, ABC and Fox in the ten largest U.S. television markets were required to initiate commercial DTV service with a digital signal by May 1, 1999. Affiliates of these networks located in the 11th through the 30th largest U.S. television markets were required to begin DTV operation by November 1, 1999. All other commercial stations are required to begin DTV broadcasts by May 1, 2002.  In November 2001, the FCC modified its digital television transition rules in an effort to ease the burden of the required build out.  Among other changes, the FCC relaxed its initial build out requirement.  Under the new rules, a station will not have to replicate its entire analog service area until a date to be set in a later proceeding.  By 2006, broadcasters will have to convert to DTV service, terminate their existing analog service and surrender one of their two television channels to the FCC. This 2006 transition date may be extended, however, upon the request of a station, in the event that: (i) one or more of the stations in the station’s market that are licensed to or affiliated with one of the top four largest national television networks are not broadcasting a digital television signal, and the FCC finds that each such station has exercised due diligence and satisfies the conditions for an extension of the applicable construction deadlines for digital television service in that market; (ii) digital-to-analog converter technology is not generally available in such market; or (iii) if 85% of television households in a market do not have television receivers capable of receiving the DTV signals of local stations.

The FCC also has adopted rules that permit DTV licensees to offer ancillary or supplementary services on their DTV channels under certain circumstances.  The FCC rules further require DTV licensees to pay a fee of 5% of the gross revenues received from any ancillary or supplemental uses of the DTV spectrum for which the Company charges subscription fees or other specified compensation.  No fees will be due for commercial advertising revenues received from free over-the-air broadcasting services.  The Commission also has initiated a notice of inquiry to examine whether additional public interest obligations should be imposed on DTV licensees.  Various proposals in this proceeding would require DTV stations to increase their program diversity, political discourse, access for disabled viewers and to improve emergency warning systems.

Company-owned stations KBWB and KNTV have constructed and begun operating their DTV facilities. Stations WDWB, WTVH, and WPTA filed timely applications for DTV stations but have not yet received permits to construct their DTV stations. The pending DTV applications are delayed for various reasons, including alleged interference with Canadian broadcast stations and a mutually exclusive application filed by another broadcasting station seeking DTV authority. In March 2002, stations WKBW, KSEE, WEEK, and KBJR each applied for an extension of the DTV buildout period, pursuant to the extension guidelines adopted by the FCC. Each station cited the Company's current financial conditions as a reason for delay.  Approximately forty percent of all broadcast stations applied for extensions of the DTV construction period. The FCC has not yet acted on the Company stations' requests.

Class A Television Stations.

In November 1999, Congress enacted the Community Broadcasters Protection Act, which created a new “Class A” status for low power television stations.  Under this statute, certain LPTV stations which previously had secondary status to full power television stations are eligible for “Class A” status and are entitled to protection from future displacement by full-power television stations under certain circumstances. The FCC has adopted rules governing the extent of interference protection that must be afforded to Class A stations and the eligibility criteria for these stations.  Because Class A stations are required to provide interference protection to full-power television stations, these new facilities are not expected to adversely affect the operations of the Company’s television stations.

Proposed Legislation and Regulations

The FCC currently has under consideration and the Congress and the FCC may in the future consider and adopt new or modify existing laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect the operation, ownership, and profitability of the Company’s broadcast properties, result in the loss of audience share and advertising revenues for the Company’s stations, and affect the ability of the Company to acquire additional stations or finance such acquisitions. Such matters include but are not limited to: (i) fees imposed on FCC licensees; (ii) matters relating to minority and female involvement in the broadcasting industry; (iii) political broadcasting and advertising matters; (iv) technical and frequency allocation matters; (v) changes to broadcast technical requirements; (vi) changes to the standards governing the evaluation and regulation of television programming directed towards children; (viii) an examination of whether the cable must-carry requirement mandates carriage of both analog and digital television signals; (ix) an examination of legislation and FCC rules governing the ability of viewers to receive local and distant television network programming directly via satellite; and (x) an examination of issues that have arisen during the transition from analog to digital television service. The Company cannot predict whether such changes will be adopted or, if adopted, the effect that such changes would have on the business of the Company.

Seasonality

The Company’s operating revenues are generally lower in the first calendar quarter and generally higher in the fourth calendar quarter than in the other two quarters, due in part to increases in retail advertising in the fall months in preparation for the holiday season, and in election years due to increased political advertising.

Employees

The Company and its subsidiaries currently employ approximately 936 persons, of whom approximately 262 are represented by three unions pursuant to agreements expiring in 2002, 2003 and 2004 at the Company’s stations.  The Company believes its relations with its employees are good.

Item 2.    Properties

The Company’s principal executive offices are located in New York, New York.  The lease agreement, for approximately 9,500 square feet of office space in New York, expires January 31, 2011.

The types of properties required to support each of the Company’s stations include offices, studios, transmitter sites and antenna sites.  A station’s studios are generally housed with its offices in downtown or business districts.  The transmitter sites and antenna sites are generally located so as to provide maximum market coverage.  The following table contains certain information describing the general character of the Company’s properties:

Station	Metropolitan Area and Use	Owned or Leased	Approximate Size	Expiration of Lease

KNTV	San Jose, California
	Office and Studio	Owned	26,469 sq. feet	—
	Tower Site	Leased	2,080 sq. feet	9/30/02

WTVH	Syracuse, New York
	Office and Studio	Owned	41,500 sq. feet	—

Onondaga, New York
	Tower Site	Owned	2,300 sq. feet	—

KSEE	Fresno, California
	Office and Studio	Owned	32,000 sq. feet	—

Bear Mountain, Fresno
County, California
	Tower Site	Leased	9,300 sq. feet	3/22/51

WPTA	Fort Wayne, Indiana
	Office, Studio and Tower Site	Owned	18,240 sq. feet	—

WEEK	Peoria, Illinois
	Office, Studio and Tower Site	Owned	20,000 sq. feet	—

KBJR	Duluth, Minnesota, Superior, Wisconsin
	Office and Studio	Owned	20,000 sq. feet	—
	Tower Site	Owned	3,300 sq. feet	—

KBWB	San Francisco, California
	Office and Studio	Leased	25,777 sq. feet	8/31/02
	Tower Site	Leased	2,750 sq. feet	2/28/05

WKBW	Buffalo, New York
	Office and Studio	Owned	32,000 sq. feet	—

Colden, New York
	Tower Site	Owned	3,406 sq. feet	—

WDWB	Southfield, Michigan
	Office	Leased	8,850 sq. feet
	Studio and Tower Site	Leased(1)	30,000 sq. feet	9/30/06

(1)                                  The Company owns a 3,400 square foot building on the property.

Item 3.    Legal Proceedings

Not Applicable

Item 4.    Submission of Matters to a Vote of Security Holders

On February 15, 2001, the holders of all of the Company’s Voting Common Stock adopted resolutions by unanimous written consent in lieu of a special meeting (i) amending the Granite Broadcasting Corporation Management Stock Plan to increase the number of shares of Common Stock (Nonvoting) in the bonus share reserve to 1,500,000, and (ii)  approving the amendment and consolidation of all loans and advances between the Company and each of Messrs. Cornwell and Beck, effective January 1, 2001.

On May 9, 2001, the holders of all of the Company’s Voting Common Stock adopted resolutions by unanimous written consent in lieu of an annual meeting (i) appointing Ernst & Young LLP as independent auditors of the Company and (ii) electing W. Don Cornwell, Stuart J. Beck, James L. Greenwald, Martin F. Beck, Edward Dugger III, Thomas R. Settle, Charles J. Hamilton, Jr., Robert E. Selwyn, Jr., Jon E. Barfield, Milton Frederick Brown and Veronica Pollard as directors of the Company.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

Effective April 23, 2001 the Company’s listing of its Common Stock (Nonvoting) has moved from the Nasdaq National Market to the Nasdaq Small Cap Market.  The Company’s Common Stock (Nonvoting) continues to trade under the stock symbol GBTVK.  As of March 22, 2002, the approximate number of record holders of Common Stock (Nonvoting) was 189.

The range of high and low prices for the Common Stock (Nonvoting) for each full quarterly period during 2000 and 2001 is set forth in Note 15 to the Consolidated Financial Statements in Item 8 hereof.  At March 22, 2002, the closing price of the Common Stock (Nonvoting) was $2.10 per share.

There is no established public trading market for the Company’s Class A Voting Common Stock, par value $.01 per share (the “Voting Common Stock;” the Voting Common Stock and the Common Stock (Nonvoting) are referred to herein collectively as the “Common Stock”).  As of March 22, 2002, the number of record holders of Voting Common Stock was 2.

The Company has never declared or paid a cash dividend on its Common Stock and does not anticipate paying a dividend on its Common Stock in the foreseeable future.  The payment of cash dividends on any equity securities of the Company is subject to certain limitations under the Indentures governing the Company’s 10 3/8% Senior Subordinated Notes due May 15, 2005, 9 3/8% Senior Subordinated Notes due December 1, 2005 and the 8 7/8% Senior Subordinated Notes due May 15, 2008 and under the Certificate of Designations of the Company’s 12 3/4% Cumulative Exchangeable Preferred Stock.  The payment of cash dividends on any equity securities of the Company is prohibited under the Company’s Credit Agreement.  The Company is also prohibited from paying dividends on any Common Stock until all accrued but unpaid dividends on the Company’s Series A Convertible Preferred Stock, par value $.01 per share (the “Series A Preferred Stock”), are paid in full.  All outstanding shares of Series A Preferred Stock were converted into Common Stock (Nonvoting) in August 1995.  Accrued dividends on the Series A Preferred Stock, which totaled $262,844 at December 31, 2001, are payable on the date on which such dividends may be paid under the Company’s existing debt instruments.

Item 6.    Selected Financial Data

The information set forth below should be read in conjunction with the consolidated financial statements and notes thereto included at Item 8 herein.  The selected consolidated financial data has been derived from the Company’s audited Consolidated Financial Statements.

The acquisitions and dispositions by the Company of its operating properties during the periods reflected in the following selected financial data materially affect the comparability of such data from one period to another.

	Years Ended December 31,
	1997	1998	1999	2000	2001
Statement of Operations Data:	(Dollars in thousands except per share data )
Net revenue	$153,512	$161,104	$149,847	$140,070	$113,075
Station operating expenses	83,729	89,812	92,874	102,680	116,374
Time brokerage agreement fees	600	428	—	—	—
Write-off of film contract rights	—	—	—	1,716	—
Depreciation	5,718	5,388	5,455	5,725	6,076
Amortization of intangible assets	13,824	18,493	26,667	26,865	26,735
Corporate expense	6,639	8,179	8,862	10,392	9,687
Non-cash compensation expense	986	977	935	1,974	1,473
Operating income (loss)	42,016	37,827	15,054	(9,282)	(47,270)

Other expenses	1,167	1,381	1,616	2,079	1,141
Equity in net loss of investee	1,531	973	254	—	—
Gain on sale of assets	—	(57,776)	(101,292)	—	—
Gain from insurance claim	—	(2,159)	(4,079)	(1,247)	—
Interest expense, net	38,986	38,896	36,352	28,975	45,923
Non-cash interest expense	2,182	2,095	3,115	3,008	7,951
(Loss) income before taxes and extraordinary item	(1,850)	54,417	79,088	(42,097)	(102,285)

(Provision) benefit for income taxes	(1,616)	(10,250)	(31,574)	10,878	26,745
(Loss) income before extraordinary item	(3,466)	44,167	47,514	(31,219)	(75,540)
Extraordinary (loss) gain, net of tax	(5,569)	(1,761)	(385)	3,710	(1,207)
Net (loss) income	$(9,035)	$42,406	$47,129	$(27,509)	$(76,747)

Net (loss) income attributable to common shareholders	$(31,207)	$16,896	$19,912	$(56,345)	$(109,311)

Per common share:
Basic (loss) income before extraordinary item	$(2.93)	$1.80	$1.46	$(3.30)	$(5.82)
Basic net (loss) income	$(3.57)	$1.63	$1.43	$(3.10)	$(5.89)
Weighted average common shares outstanding	8,765	10,358	13,969	18,203	18,569

Net (loss) income attributable to common shareholders — assuming dilution	$(31,207)	$19,776	$21,588	$(56,345)	$(109,311)

Per common share:
Diluted (loss) income before extraordinary item	$(2.93)	$1.27	$1.16	$(3.30)	$(5.82)
Diluted net (loss) income	$(3.57)	$1.17	$1.14	$(3.10)	$(5.89)
Weighted average common share outstanding —Assuming dilution	8,765	16,967	19,012	18,203	18,569

	As of December 31,
Selected Balance Sheet Data:	1997	1998	1999	2000	2001
Total assets	$633,614	$781,974	730,591	$732,091	$731, 097
Total debt	392,779	426,399	303,874	311,391	401,206
Redeemable preferred stock	207,700	216,351	210,709	239,545	272,109
Stockholders’ (deficit) equity	(33,257)	(1,470)	50,084	7,816	(98,144)

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain sections of this Form 10-K, including “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contain various “forward–looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, which represent the Company’s expectations or beliefs concerning future events.  The “forward–looking statements” include, without limitation, the renewal of the Company’s FCC licenses and the Company’s ability to meet its future liquidity needs.  The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the “forward–looking statements”.  Such factors include, without limitation, general economic conditions, competition in the markets in which the Company’s stations are located, technological change and innovation in the broadcasting industry and proposed legislation.

Introduction

Comparisons of the Company’s consolidated financial statements between the years ended December 31, 2000 and 1999 have been affected by the sale of WEEK–FM, which occurred on July 30, 1999, and the sale of KEYE, which occurred on August 31, 1999, the termination of the ABC affiliation agreement at KNTV on July 1, 2000, significant increases in news expense at KNTV in preparation for it becoming the NBC affiliate for the San Francisco-Oakland-San Jose market effective January 1, 2002, and investments in syndicated programs at the Company’s WB affiliates.

Comparisons of the Company’s consolidated financial statements between the years ended December 31, 2001 and 2000 have been affected by the termination of the ABC affiliation agreement at KNTV on July 1, 2000, significant increases in news expense at KNTV and investments in syndicated programs at the Company’s WB affiliates.  The Company anticipates that comparisons of the Company’s consolidated financial statements between the years ended December 31, 2002 and 2001 will be impacted by significant increases in revenues and expenses at KNTV resulting from its switch to the NBC affiliate and continued investment in programming at the WB affiliates.

The Company’s revenues are derived principally from local and national advertising and, to a lesser extent, from network compensation for the broadcast of programming and revenues from studio rental and commercial production activities.  The primary operating expenses involved in owning and operating television stations are employee salaries, depreciation and amortization, programming and advertising and promotion. Amounts referred to in the following discussion have been rounded to the nearest thousand.

The following table sets forth certain operating data for the three years ended December 31, 1999, 2000 and 2001:

	Year ended December 31,
	1999	2000	2001
Operating income (loss)	$15,054,000	$(9,282,000)	$(47,271,000)
Write-off of film contract rights	—	1,716,000	—
Depreciation and amortization	32,122,000	32,590,000	32,812,000
Corporate expense	8,862,000	10,392,000	9,687,000
Non-cash compensation	935,000	1,974,000	1,473,000
Program amortization	15,245,000	22,791,000	32,742,000
Program payments	(15,429,000)	(20,565,000)	(24,391,000)
Broadcast cash flow	$56,789,000	$39,616,000	$5,052,000

“Broadcast cash flow” means operating income (loss) plus film write-offs, depreciation, amortization, corporate expense, non-cash compensation and program amortization, less program payments.  The Company has included broadcast cash flow data because such data is commonly used as a measure of performance for broadcast companies and is also used by investors to measure a company’s ability to service debt.  Broadcast cash flow is not, and should not be used as an indicator or alternative to operating income, net loss or cash flow as reflected in the consolidated financial statements, is not a measure of financial performance under accounting principles generally accepted in the United States and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with accounting principles generally accepted in the United States.

Years ended December 31, 2001 and 2000

Net revenue for the year ended December 31, 2001 totaled $113,075,000; a decrease of $26,995,000 or 19 percent compared to $140,070,000 for the twelve months ended December 31, 2000. The decrease was primarily due to a weak advertising climate with local and national advertising down $24,631,000, a decrease in political advertising in a non-election year of $9,246,000 and decreased revenue at KNTV of $4,660,000 as it operated as an independent television station for a full year in 2001.

Station operating expenses totaled $116,374,000, an increase of $13,694,000 or 13 percent compared to $102,680,000 for the twelve months ended December 31, 2000.  The increase was primarily due to an increase in news expense at KNTV of $2,572,000, increased programming costs of $2,579,000 at the Company’s WB affiliates, and the accelerated amortization of certain syndicated programs totaling $6,806,000.

Corporate expense totaled $9,687,000; a decrease of $705,000 or 7 percent compared to $10,392,000 for the twelve months ended December 31, 2000. The decrease was primarily due to a decrease in professional fees.  Non-cash compensation expense totaled $1,473,000, a decrease of $501,000 or 25 percent compared to $1,974,000 for the twelve months ended December 31, 2000.  The decrease was primarily due to a one-time charge to earnings taken in 2000 resulting from the rescission of the exercise of certain stock options exercised offset in part by increased stock awards granted to certain executives.

Interest expense totaled $47,482,000; an increase of $17,828,000 or 60 percent compared to $29,654,000 for the twelve months ended December 31, 2000.  The increase was primarily due to higher levels of outstanding indebtedness and a higher interest rate on the Company’s current Credit Agreement.  Included in interest expense for 2001 is approximately $4,671,000 of deferred interest on the Credit Agreement payable on December 31, 2003.  Interest income totaled $1,559,000; an increase of $881,000 or 130 percent compared to the twelve months ended December 31, 2000 primarily due to higher cash balances, partially offset by lower interest rates.  Non-cash interest expense totaled $7,951,000; an increase of $4,943,000 or 164 percent primarily due to increased deferred financing fees related to the current Credit Agreement.

During 2001, the Company recognized an extraordinary loss net of tax of $1,207,000 related to the repayment of all outstanding borrowings under the then existing bank credit agreement and the write-off of related deferred financing fees.

Years ended December 31, 2000 and 1999

Net revenue for the year ended December 31, 2000 totaled $140,070,000, a decrease of $9,777,000 or 7 percent compared to $149,847,000 for the twelve months ended December 31, 1999. The decrease was primarily due to reduced revenue of $10,352,000 resulting from the sale of the Austin station in August 1999 and a decline in non-political local and national revenue of $2,060,000 and $4,535,000, respectively, offset, in part, by an increase of $8,092,000 in political advertising revenue.

Station operating expenses totaled $102,680,000, an increase of $9,805,000 or 11 percent compared to $92,874,000 for the twelve months ended December 31, 1999.  The increase was primarily due to an increase in programming expense of $7,779,000 at the WB affiliates, an increase in news expense of $4,024,000 at KNTV and an increase in general and administrative expenses of $1,352,000 driven by increases in bad debt reserves.  These increases were offset, in part, by decreased operating expenses of $5,549,000 resulting from the sale of the Austin station in August 1999.

Programming expenses were also impacted by the transformation of KNTV. Nielsen Media Research reassigned KNTV from the Monterey/Salinas, California designated market area (“DMA”), the 118th largest, to the San Francisco-Oakland-San Jose, California DMA, the 5th largest, effective September 1, 2000.  In connection with this change, KNTV is no longer able to broadcast certain syndicated programs that are licensed to other stations in the San Francisco-Oakland-San Jose, California DMA.  Consequently, the Company took a one-time, charge and wrote-off the book value of these programs totaling $1,716,000.

Corporate expense totaled $10,392,000; an increase of $1,531,000 or 17 percent compared to $8,862,000 for the twelve months ended December 31, 1999. The increase was primarily due to an increase in professional fees, most of which are of a non-recurring nature.

Interest expense totaled $29,654,000; a decrease of $7,963,000 or 21 percent compared to $37,617,000 for the twelve months ended December 31, 1999.  The decrease was primarily due to the use of a portion of the net proceeds from the sale of the Austin station in August 1999 to reduce outstanding indebtedness.  In addition, during the first six months of 2000 the Company used bank borrowings to repurchase $89,338,000 face amount of its subordinated notes at various discounts, further reducing its debt outstanding.  In connection with these repurchases during 2000, the Company recognized an extraordinary gain after the write-off of related deferred financing fees, net of tax, of $3,710,000.

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

Liquidity and Capital Resources

On March 6, 2001, the Company entered into an amended and restated $205,000,000 Senior Credit Agreement (the “Credit Agreement”).  The Credit Agreement consists of a $110,000,000 Tranche A term loan and a $95,000,000 Tranche B term loan.  The proceeds from the Credit Agreement were used (i) to repay all outstanding borrowings under the Company’s then existing senior revolving credit facility, (ii) to prepay the first installment under the KNTV NBC affiliation agreement, (iii) to pay certain fees and expenses associated with the Credit Agreement and (iv) for general working capital purposes.  The Tranche A and Tranche B term loans bear interest annually at the greater of LIBOR plus 5.50% or 12%, which is payable monthly.  In addition, the Tranche B term loan accrues simple deferred interest at an annual rate of 6% which is payable when the Credit Agreement matures on December 31, 2003.  The Credit Agreement requires the Company to maintain compliance with certain financial tests, including but not limited to, minimum net revenue, broadcast cash flow, EBITDA and a maximum ratio of senior debt to EBITDA. Other provisions place limitations on payments for capital expenditures and prohibit the incurrence of additional debt, the purchase of the Company’s common stock, the repurchase of subordinated debt and the declaration and payment of cash dividends. On October 23, 2001, the Company amended the Credit Agreement to, among other matters, modify certain financial ratios to reflect the current advertising climate.  As a result, the Company was in compliance with its amended debt covenants as of September 30, 2001 and as of December 31, 2001.  In connection with, and as a condition to, amending those covenants, the Company’s senior lenders required the Company to sell certain Tranche A assets and repay the Tranche A loans in accordance with specified terms and schedules.  KNTV is not a Tranche A asset, however, the senior lenders have waived the Tranche A asset sale covenant through May 2, 2002 to allow the Company to consummate the sale of KNTV.  The Company anticipates that the Credit Agreement debt will be repaid in full upon consummation of the KNTV sale.  If the sale of KNTV does not close prior to May 2, 2002 or if the Company does not repay the Tranche A loans in full following consummation of such sale, the Company may be in default under the Credit Agreement, unless the Company obtains further waivers from its senior lenders.

On May 31, 2000 the Company entered into a series of definitive agreements with the National Broadcasting Company, Inc. (“NBC”).  Pursuant to the these agreements, KNTV became the NBC affiliate in the San Francisco-Oakland-San Jose, California television market for a ten year term commencing on January 1, 2002 (the “San Francisco Affiliation”).  The Company also extended the affiliation agreements of its three existing NBC affiliates, KSEE, WEEK and KBJR until December 31, 2011.  As part of such extension, NBC paid the Company a total of $2,430,000 in affiliate compensation in equal semi-annual installments through December 31, 2001, at which time the affiliation payments terminated.

In consideration for the San Francisco Affiliation, the Company was to pay NBC $362,000,000 in nine annual installments, with the initial payment in the amount of $61,000,000 due January 1, 2002.  On March 6, 2001, the San Francisco Affiliation was amended to reduce the January 1, 2002 installment to $30,500,000 and defer the remaining $30,500,000 of the original initial payment until January 1, 2005.  The Company prepaid the January 1, 2002 installment on March 6, 2001 with proceeds from the Credit Agreement, paying $27,778,694, which represented the present value of that installment discounted at 12%.

On December 14, 2001, the Company entered into a definitive agreement with NBC to sell KNTV.  NBC will pay the Company $230,000,000 in cash plus a working capital adjustment.  In addition, at the closing, NBC will refund the Company a pro rata portion of the affiliation payment made to NBC in 2001. The consummation of the sale is contingent upon approval by the FCC and satisfaction of other customary closing conditions and is expected to close prior to May 2, 2002 as required by the Credit Agreement.  Paxson Communications Corporation (“Paxson”) has filed an opposition to the Company’s application to transfer KNTV to NBC with the FCC.  The Company believes that Paxson’s opposition is without merit and anticipates that the FCC will approve the transfer prior to May 2, 2002.  The Company will use the proceeds from the sale of KNTV (i) to repay outstanding debt and deferred  interest under the existing senior credit facility, (ii) to pay taxes and other fees associated with the sale and (iii) to the extent there are remaining proceeds, for working capital purposes.  The San Francisco Affiliation will terminate upon the closing of the sale and the Company will not be required to make any further affiliation payments to NBC (provided that the sale of KNTV closes prior to January 1, 2003).  The warrants to purchase the Company’s non-voting common stock, issued to NBC as part of the San Francisco Affiliation Agreements will be returned to the Company.  The Company’s affiliation agreements for KSEE-TV, WEEK-TV, and KBJR-TV, which involve no payment obligations, will remain in effect until their expiration on December 31, 2011.

As of March 22, 2002, the Company’s cash balance totaled $22,480,000.  The Company anticipates having a cash balance of approximately $10,000,000 as of April 30, 2002, assuming the sale of KNTV has not closed by then.  The Company has interest payments due on May 15, 2002 and June 1, 2002 of approximately $8,000,000 and $1,600,000 respectively, relating to its senior subordinated debentures.  If the KNTV sale does not close in a timely fashion or if the Company is unable to obtain a new or amended credit facility to provide liquidity following the sale of KNTV, the Company may not be in a position to make these payments due the senior subordinated bondholders.  The Company is currently in discussions with a senior lender for a new or amended senior credit facility to be available upon the closing of the sale of KNTV.

Net cash used in operating activities was $56,950,000 during the year ended December 31, 2001 compared to $3,584,000 during the year ended December 31, 2000 and $31,676,000 during the year ended December 31, 1999.  The change from 2000 to 2001 as primarily the result of an increase in cash interest payments, the affiliation prepayment made to NBC and a decrease in operating cash flow, offset in part by a decrease in net operating assets.

Net cash used in investing activities was $3,232,000 during the year ended December 31, 2001 compared to $7,710,000 during the year ended December 31, 2000 and net cash provided by investing activities of $161,596,000 during the year ended December 31, 1999.  The change from 2000 to 2001 was primarily the result of decreased capital expenditures.

Net cash provided by financing activities was $80,400,000 during the year ended December 31, 2001 compared to $15,049,000 during the year ended December 31, 2000 and net cash used in financing activities of $125,228,000 during the year ended December 31, 1999.  The change from 2000 to 2001 primarily resulted from an increase in bank borrowings and a decrease in debt repaid , offset in part by an increase in deferred financing fees.

Assuming that the sale of KNTV is consummated during the second quarter of 2002 and that the Company is able to obtain a new or amended senior credit facility, the Company expects to spend approximately $13,000,000 in 2002 and $22,000,000 in 2003 in capital expenditures, of which a total of approximately $2,300,000 is associated with the initial implementation of digital technology pursuant to the FCC’s relaxed digital television build-out rules.  The Company has requested a six-month extension from the FCC to effect a portion of such initial implementation because of the Company’s current financial situation.  The Company anticipates it will need an additional $10,700,000 to effect the full build-out of digital television.  The Company believes that borrowings under a new senior credit facility together with internally generated funds from operations, cash on hand and expected net proceeds from the pro rata refund of the NBC affiliation payment made in 2001 upon the closing of the sale of KNTV will be sufficient to satisfy the Company’s cash requirements for its existing operations for the next twelve months and for the foreseeable future thereafter.  Under the terms of the Certificate of Designations for the Company’s 12 3/4% Cumulative Exchangeable Preferred Stock, the Company is required to make the semi-annual dividends on such shares in cash beginning October 1, 2002.  The cash payment of dividend is restricted by the terms of the indentures governing the Company’s senior subordinated bonds and is prohibited under the terms of the Credit Agreement.  The Company does not anticipate paying cash dividends on its exchangeable preferred stock in the foreseeable future.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement 142”), effective January 1, 2002.  Under the new rules, goodwill and other indefinite lived intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with Statement 142.  The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002.  Application of the non-amortization provisions of Statement 142 is expected to result in a decrease in amortization expense of approximately $16,900,000 in 2002.  The Company will test goodwill for impairment using the two-step process prescribed in Statement 142.  The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any.  Based on steps the Company has taken to prepare for the adoption of Statement 142, it is likely that a portion of goodwill or other indefinite lived intangible assets will be impaired using the impairment test required by Statement 142.  The Company currently evaluates goodwill and other indefinite lived intangible assets for impairment by comparing the entity level unamortized balance of goodwill to projected undiscounted cash flows, which does not result in an indicated impairment.  An impairment that is required to be recognized when adopting Statement 142 will be reflected as the cumulative effect of a change in accounting principle in the first quarter of 2002.  The Company has not yet determined the amount of the potential impairment loss.

Critical Accounting Policies

Our accounting policies are described in Note 1 of the consolidated financial statements in Item 8.  We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year.  Actual results could differ from those estimates.  We consider the following policies to be most critical in understanding the judgements involved in preparing our financial statements and the uncertainties that could affect our results of operations, financial condition and cash flows.

Goodwill and Intangible Assets

The Company has made acquisitions in the past for which a significant portion  of the purchase price was allocated to goodwill and other identifiable intangible assets.  Under accounting principles generally accepted in the United States through December 31, 2001, these assets are being amortized over their estimated useful lives and were tested periodically to determine if they are recoverable from undiscounted  cash flows over their useful lives.

                In accordance with Statement 142, goodwill and other intangible assets deemed to have indefinite lives will no longer be amortized, but instead will be subject to annual impairment tests.  The Company will apply the new rule on accounting for goodwill and other intangible assets beginning in the first quarter of 2002.  During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite-lived assets as of January 1, 2002, and has not yet determined what effect, if any, applying those tests will have on the Company’s financial position and results of operations.  The annual impairment testing required by Statement 142 will also require us to use our judgement and could require us to write down the carrying value of our goodwill and other intangible assets in future periods.  As of December 31, 2001, the Company had $620,324,000 in goodwill and other intangible assets with indefinite lives.  We expect amortization expense to decrease by approximately $16,900,000 as a result of this pronouncement.

Allowance for Doubtful Accounts

                We must make estimates of the uncollectibility of our accounts receivable.  We specifically review historical write-off activity by market, large customer concentrations, customer credit worthiness, and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.  If circumstances change, such as higher than expected defaults or an unexpected material adverse change in an agency’s ability to meet its financial obligation to the Company, the Company’s estimates of the recoverability of amounts due the Company could be reduced by a material amount.

Impact of Inflation

                We believe that inflation has not had a material impact on our results of operations for each of the three years in the period ended December 31, 2001.  However, there can be no assurance that future inflation would not have an adverse impact on our operating results and financial condition.

Seasonality

                Seasonal net revenue fluctuations are common in the television broadcast industry and are due primarily to fluctuations in advertising expenditures by local and national advertisers.  The Company’s first calendar quarter generally produces the lowest net revenue for the year.

Capital and Commercial Commitments

                The following table and discussion reflect the Company’s significant contractual obligations and other commercial commitments as of December 31, 2001:

	Payment Due by Period
		Less than 1 Year			After 5 years
Capital Commitment	Total		1-3 years	4-5 years
Long term debt	$402,942,000	$—	$205,000,000	$197,242,000	$—
Operating leases	5,575,352	1,351,678	2,046,358	2,042,520	134,976
Program contracts	98,522,596	25,674,890	46,764,132	26,083,574	—

                We anticipate that we will fund such obligations and commitments with cash flow from operations and borrowings under a new or amended credit facility.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company’s earnings may be affected by changes in short-term interest rates as a result of its Credit Agreement.  Under the Credit Agreement, the Company pays interest at the greater of LIBOR plus 5.50% or 12%, currently 12%.  As of March 22, 2002, the six-month LIBOR rate was 2.25%.  The Company has not entered into any agreements to hedge such risk.  A 2% increase in the LIBOR rate would have no effect on interest expense.  This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such environment.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Auditors

The Board of Directors and Stockholders

  Granite Broadcasting Corporation

We have audited the accompanying consolidated balance sheets of Granite Broadcasting Corporation as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a).  These financial statements and the schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Granite Broadcasting Corporation at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that Granite Broadcasting Corporation will continue as a going concern.  As more fully described in Note 8, the uncertainty of the timing of the closing of the sale of KNTV and the ability of its senior lenders to declare a default under the senior credit agreement if the sale is not closed by May 2, 2002 raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classificiation of liabilities that may result from the outcome of this uncertainty.

ERNST & YOUNG LLP

New York, New York

February 20, 2002

GRANITE BROADCASTING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	1999	2000	2001
Net revenue	$149,846,955	$140,070,247	$113,075,276
Station operating expenses	92,874,454	102,679,873	116,373,938
Write-off of film contract rights	—	1,716,535	—
Depreciation	5,454,819	5,724,629	6,076,212
Amortization of intangible assets	26,666,719	26,864,596	26,735,547
Corporate expense	8,861,640	10,392,365	9,686,952
Non-cash compensation expense	935,142	1,974,292	1,472,735

Operating income (loss)	15,054,181	(9,282,043)	(47,270,108)

Other (income) expenses:
Equity in net loss of investee	253,603	—	—
Interest expense	37,616,986	29,653,779	47,481,899
Interest income	(1,265,036)	(678,375)	(1,559,321)

Non-cash interest expense	3,114,890	3,007,570	7,951,079
Gain on sale of assets	(101,291,854)	—	—
Gain from insurance claim	(4,079,207)	(1,247,105)	—
Other	1,616,072	2,079,328	1,141,058
Income (loss) before income taxes and extraordinary item	79,088,727	(42,097,240)	(102,284,823)
Provision (benefit) for income taxes	31,574,238	(10,877,911)	(26,745,010)

Income (loss) before extraordinary item	47,514,489	(31,219,329)	(75,539,813)
Extraordinary (loss) gain, net of tax benefit of $256,655 and tax expense of $2,473,470 in 1999 and 2000, respectively and net of tax benefit of $804,720 in 2001	(384,983)	3,710,204	(1,207,081)

Net income (loss)	$47,129,506	$(27,509,125)	$(76,746,894)

Net income (loss) attributable to common shareholders	$19,912,092	$(56,345,128)	$(109,310,870)

Per common share:
Basic income (loss) before extraordinary item	$1.46	$(3.30)	$(5.82)
Basic extraordinary (loss) gain	(0.03)	0.20	(0.07)

Basic net income (loss)	$1.43	$(3.10)	$(5.89)

Weighted average common shares outstanding	13,968,611	18,203,498	18,568,811

Net income (loss) attributable to common shareholders —assuming dilution	$21,588,040	$(56,345,128)	$(109,310,870)

Per common share:
Diluted income (loss) before extraordinary item	$1.16	$(3.30)	$(5.82)
Diluted extraordinary (loss) gain	(0.02)	0.20	(0.07)

Diluted net income (loss)	$1.14	$(3.10)	$(5.89)

Weighted average common shares outstanding —assuming dilution	19,011,795	18,203,498	18,568,811

See accompanying notes.

GRANITE BROADCASTING CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
ASSETS	2000	2001
CURRENT ASSETS:
Cash and cash equivalents	$9,209,249	$29,426,856
Accounts receivable, less allowance for doubtful accounts ($648,862 in 2000 and $530,273 in 2001)	28,773,620	22,411,572
Film contract rights	17,835,745	16,077,027
Other current assets	29,719,328	6,131,223
Net assets held for sale	—	33,201,988

TOTAL CURRENT ASSETS	85,537,942	107,248,666

PROPERTY AND EQUIPMENT, NET	42,682,736	33,611,468
FILM CONTRACT RIGHTS	8,513,655	8,377,243
OTHER NONCURRENT ASSETS	15,343,241	43,497,269
DEFFERED FINANCING FEES, less accumulated amortization ($5,772,069 in 2000 and $9,656,214 in 2001)	5,027,846	14,887,940
INTANGIBLE ASSETS, NET	574,986,006	523,474,666
	$732,091,426	$731,097,252
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$3,744,779	$1,704,626
Accrued interest	2,903,984	4,255,195
Other accrued liabilities	3,050,888	3,013,340
Film contract rights payable	25,504,608	25,133,014
Other current liabilities	5,085,295	5,738,440
TOTAL CURRENT LIABILITIES	40,289,554	39,844,615

LONG-TERM DEBT	311,390,914	401,206,439
FILM CONTRACT RIGHTS PAYABLE	16,582,412	22,859,716
DEFERRED TAX LIABILITY OTHER NONCURRENT LIABILITIES	96,624,452	68,868,284
OTHER NONCURRENT LIABILITIES	19,843,495	24,353,351
REDEEMABLE PREFERRED STOCK	239,544,783	272,108,759

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock: 41,000,000 shares authorized consisting of 1,000,000 shares of Class A Common Stock, $.01 par value, and 40,000,000 shares of Common Stock (Nonvoting), $.01 par value; 178,500 shares of Class A Common Stock and 18,447,927 shares of Common Stock (Nonvoting) (18,030,811 shares at December 31, 2000) issued and outstanding	182,093	186,264

Additional paid-in capital	2,295,136	—
Retained earnings (accumulated deficit)	7,614,114	(96,703,997)
Less:
Unearned compensation	(1,091,653)	(1,329,179)
Treasury stock, at cost	(297,000)	(297,000)
Note receivable from officer	(886,875)	—
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	7,815,815	(98,143,912)
	$732,091,426	$731,097,252

See accompanying notes.

GRANITE BROADCASTING CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 1999, 2000 and 2001

	Class A Common Stock	Common Stock (Nonvoting)	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Unearned Compensation	Note Receivable From Officer	Treasury Stock	Total Stockholders’ Equity (Deficit)
Balance as of December 31, 1998	$1,785	$116,080	$14,233,125	$(12,006,267)	$(2,881,008)	$(886,875)	$(47,000)	$(1,470,160)

Dividends on redeemable preferred stock			(26,717,267)					(26,717,267)
Accretion of offering costs related to Cumulative Exchangeable Preferred Stock			(500,148)					(500,148)
Exercise of stock options		260	97,930					98,190
Conversion of convertible preferred stock into Common Stock (Nonvoting)		62,367	31,121,033					31,183,400
Issuance of Common Stock (Nonvoting)		933	(933)
Repurchase of Common Stock							(250,000)	(250,000)
Grant of stock award under stock plans			568		(568)
Stock expense related to stock plans			(324,506)		935,142			610,636
Net income				47,129,506			—	47,129,506
Balance at December 31, 1999	1,785	179,640	17,909,802	35,123,239	(1,946,434)	(886,875)	(297,000)	50,084,157
Dividends on redeemable preferred stock			(28,335,855)					(28,335,855)
Accretion of offering costs related to Cumulative Exchangeable Preferred Stock			(500,148)					(500,148)
Exercise of stock options		15	(971,464)					(971,449)
Issuance of Common Stock (Nonvoting)		653	(653)
Rescission of stock options exercised			2,172,852					2,172,852
Issuance of warrants			12,149,840					12,149,840
Stock expense related to stock plans			(129,238)		854,781			725,543
Net loss				(27,509,125)				(27,509,125)
Balance at December 31, 2000	1,785	180,308	2,295,136	7,614,114	(1,091,653)	(886,875)	(297,000)	7,815,815
Dividends on redeemable preferred stock			(4,492,611)	(27,571,217)				(32,063,828)
Accretion of offering costs related to Cumulative Exchangeable Preferred Stock			(500,148)					(500,148)
Grant of stock award under stock plans			573,045		(573,045)
Issuance of Common Stock (Nonvoting)		4,171	(4,171)
Stock expense related to stock plans			63,990		1,141,713			1,205,703
Issuance of warrants			2,064,759					2,064,759
Discount on loans to officers					(806,194)			(806,194)
Repayment of Note Receivable from Officer						886,875		886,875
Net loss				(76,746,894)				(76,746,894)

Balance at December 31, 2001	$1,785	$184,479	$—	$(96,703,997)	$(1,329,179)	$—	$(297,000)	$(98,143,912)

See accompanying notes.

GRANITE BROADCASTING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	1999	2000	2001
Cash flows from operating activities:
Net income (loss)	$47,129,506	$(27,509,125)	$(76,746,894)
Adjustments to reconcile net income (loss) to net cash(used in) provided by operating activities:
Extraordinary loss (gain)	641,638	(6,183,674)	2,011,801
Amortization of intangible assets	26,666,719	26,864,596	26,735,547
Depreciation	5,454,819	5,724,629	6,076,212
Non-cash compensation expense	935,142	1,974,292	1,472,735
Non-cash interest expense	3,114,890	3,007,570	7,951,079
Deferred tax expense (benefit)	5,809,000	4,937,000	(26,959,263)
Equity in net loss of investee	253,603	—	—
Gain on sale of stations	(101,291,854)	—	—
Gain from insurance proceeds over net book value lost	(4,079,207)	(1,247,105)	—
Change in assets and liabilities net of effects from acquisitions or dispositions of stations:
(Increase) decrease in accounts receivable	(187,117)	4,243,724	4,335,909
(Decrease) increase in accrued liabilities	(3,748,783)	(2,838,517)	2,773,245
(Decrease) increase in accounts payable	(910,962)	623,904	(1,835,829)
NBC affiliation prepayment	—	—	(27,778,694)
WB affiliation payment	(4,874,778)	(4,774,439)	(4,523,428)
Increase in film contract rights and other assets	(24,185,421)	(19,175,687)	11,644,324
Increase in film contract rights payable and other liabilities	17,596,607	10,769,183	17,892,764
Net cash (used in) provided by operating activities	(31,676,198)	(3,583,649)	(56,950,492)
Cash flows from investing activities:
Deposit for station acquisition and other related costs	(2,123,116)	—	—
Proceeds from sale of stations, net	171,308,975	—	—
Insurance proceeds received	8,622,081	1,627,572	—
Investment	(133,603)	(252,869)	—
Capital expenditures	(16,078,762)	(9,084,673)	(3,231,733)
Net cash provided by (used in) investing activities	161,595,575	(7,709,970)	(3,231,733)
Cash flows from financing activities:
Proceeds from bank loan	72,500,000	107,000,000	205,000,000
Retirement of senior subordinated notes	(59,255,000)	(81,019,763)	—
Repayment of bank borrowings	(136,000,000)	(10,327,572)	(113,672,428)
Payment of deferred financing fees	(503,965)	(600,258)	(10,927,740)
Dividends paid	(1,776,629)	—	—
Purchase of Common Stock (Nonvoting) for treasury	(250,000)	—	—
Other financing activities, net	57,367	(3,081)	—
Net cash (used in) provided by financing activities	(125,228,227)	15,049,326	80,399,832
Net increase in cash and cash equivalents	4,691,150	3,755,707	20,217,607
Cash and cash equivalents, beginning of year	762,392	5,453,542	9,209,249
Cash and cash equivalents, end of year	$5,453,542	$9,209,249	$29,426,856
Supplemental information:
Cash paid for interest	$39,031,115	$30,110,599	$41,386,874
Cash paid for income taxes	26,800,664	297,032	443,604
Non-cash investing and financing activities:
Non-cash capital expenditures	600,875	175,896	513,640
Stock dividend	26,717,267	28,335,855	32,063,828
Fair value of warrants issued	—	12,150,000	2,065,000

See accompanying notes.

GRANITE BROADCASTING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Operations of the Company

The business operations of Granite Broadcasting Corporation and its wholly owned subsidiaries (the “Company”) consist of nine network affiliated television stations (four with NBC, two with ABC, two with the WB Network and one with CBS).  The Company’s stations are located in New York, California, Michigan, Indiana, Illinois and Minnesota.

Note 2 — Summary of Significant Accounting Policies

Financial statement presentation

The consolidated financial statements include the accounts of Granite Broadcasting Corporation and its wholly owned subsidiaries.  All significant inter-company accounts and transactions have been eliminated.

Revenue recognition

The Company’s primary source of revenue is the sale of television time to advertisers. Revenue is recorded when the advertisements are aired.  Other sources of revenue are compensation from the networks, studio rental and commercial production activities.  These revenues are recorded when the programs are aired and the services are performed.

Intangibles

Intangible assets at December 31 are summarized as follows:

	2000	2001
Goodwill	$222,365,570	$206,560,570
Covenant not to compete	30,000,000	30,000,000
Network affiliations	129,609,983	128,741,614
Broadcast licenses	297,336,089	273,168,965
	679,311,642	638,471,149
Accumulated amortization	(104,325,636)	(114,996,483)

Net intangible assets	$574,986,006	$523,474,666

The intangible assets are characterized as scarce assets with long and productive lives and are being amortized on a straight line basis over forty years, with the exception of the covenant not to compete, which is being amortized over 5 years and certain network affiliation agreements which are being amortized between seven and ten years.  The Company’s periodically reevaluates the propriety of the carrying amount of intangible assets as well as the related amortization period to determine whether current events and circumstances warrant adjustments to the carrying value and/or revised estimates of useful lives.  The Company currently uses Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, whereby the evaluation of the carrying amount is based on the Company’s projections of the undiscounted cash flows over the remaining lives of the amortization period of the related intangible asset.  To the extent such projections indicate that the undiscounted cash flows are not expected to be adequate to recover the carrying amounts of intangible assets, such carrying amounts will be written down to their fair market value.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement 142”), effective January 1, 2002.  Under the new rules, goodwill and other indefinite lived intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statement.  The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002.  Application of the non-amortization provisions of the Statement 142 is expected to result in a decrease in amortization expense of approximately $16,900,000 in 2002.  The Company will test goodwill for impairment using the two-step process prescribed in Statement 142.  The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any.  The Company expects to complete the first of the required impairment tests of goodwill and indefinite lived intangible assets in the first quarter of 2002.  Based on steps the Company has taken to prepare for the adoption of Statement 142, it is likely that a portion of goodwill will be impaired using the impairment test required by Statement 142.  An impairment that is required to be recognized when adopting Statement 142 will be reflected as the cumulative effect of a change in accounting principle in the first quarter of 2002.  The Company has not yet determined the amount of the  potential impairment loss.  The Company plans to complete the measurement of the impairment loss in the first quarter 2002.

Deferred financing fees

The Company has incurred certain fees in connection with entering into a bank credit agreement, the sale of 10-3/8% Notes (as defined), the sale of 9-3/8% Notes (as defined) and the sale of 8-7/8% Notes (as defined).  The Company entered into an amended and restated senior credit agreement in March 2001 and used a portion of the proceeds to repay in full all outstanding borrowings under its then existing bank credit agreement (See Note 8 - Long Term Debt).  The unamortized deferred financing fees related to the then existing bank credit agreement of $2,000,000 were written off in the first quarter of 2001 as an extraordinary loss. The deferred financing fees related to the 10-3/8% Notes, the 9-3/8% Notes and the 8-7/8% Notes are being amortized over ten years. The deferred financing fees related to the current Credit Agreement are being amortized over three years. Amortization of deferred financing fees is classified as non-cash interest expense on the consolidated statement of operations.

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

During 2000, the designated market area (“DMA”) for KNTV was reassigned by Nielsen Media Research from the Monterey/Salinas, California DMA to the San Francisco-Oakland-San Jose, California DMA effective September 1, 2000.  In connection with this change, KNTV is no longer able to broadcast certain syndicated programs that are licensed to other stations in the San Francisco-Oakland-San Jose, California DMA.  Consequently, the Company took a one-time charge and wrote-off the book value of these programs totaling $1,716,000.

At December 31, 2001, the obligation for programming that had not been recorded because the program rights were not available for broadcasting aggregated $47,851,000.

Barter transactions

Revenue from barter transactions is recognized when advertisements are broadcast and merchandise or services received are charged to expense when received or used.  The net effect of barter transactions on the Company’s results of operations is not material.

Advertising

The cost of advertising is expensed as incurred.  Advertising expense was $3,273,000, $2,853,000 and $2,028,000 for the years ended December 31, 1999, 2000 and 2001 respectively.

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

Net income (loss) per common share

The following table sets forth the computation of basic and diluted earnings per share:

	Years Ended December 31,
	1999	2000	2001
Net income (loss) before extraordinary item	$47,514,489	$(31,219,329)	$(75,539,813)

Extraordinary (loss) gain on early extinguishment of debt, net of tax benefit of $256,655 and tax expense of $2,473,470 in 1999 and 2000, respectively and net of tax benefit of $804,720 in 2001	(384,983)	3,710,204	(1,207,081)
Net income (loss)	47,129,506	(27,509,125)	(76,746,894)
LESS:
Preferred stock dividends:
Convertible preferred	1,675,949	—	—
Exchangeable preferred	25,041,318	28,335,855	32,063,828

Accretion on exchangeable preferred	500,148	500,148	500,148
Net income (loss) attributable to common shareholders	19,912,091	(56,345,128)	(109,310,870)

Effect of dilutive securities:
PLUS:
Convertible preferred stock dividends	1,675,949	—	—

Net income (loss) attributable to common shareholders — assuming dilution	$21,588,040	$(56,345,128)	$(109,310,870)
Weighted average common shares outstanding for basic net income (loss) per share	13,968,611	18,203,498	18,568,811
ADD:
Effect of dilutive securities:
Preferred stock conversions	4,151,240
Stock options	891,944
Total potential dilutive common shares	5,043,184	(a )	(a )

Adjusted weighted average common shares outstanding — assuming dilution	19,011,795	18,203,128	18,568,811

Per Common Share:
Basic income (loss) before extraordinary item	$1.46	$(3.30)	$(5.82)
Basic extraordinary (loss) gain	(0.03)	0.20	(0.07)
Basic net income (loss) per share	$1.43	$(3.10)	$(5.89)

Diluted income (loss) before extraordinary item	$1.16	$(3.30)	$(5.82)
Diluted extraordinary (loss) gain	(0.02)	0.20	(0.07)
Diluted net income (loss) per share	$1.14	$(3.10)	$(5.89)

(a)                                  No adjustments were made to the dilutive per share calculation for the years ended December 31, 2000 and 2001, as doing so would have been antidilutive.

Note 3 — Asset Disposition

On May 31, 2000, the Company entered into a series of definitive agreements with the NBC Television Network (“NBC”).  Pursuant to these agreements, KNTV became the NBC affiliate in the San Francisco–Oakland–San Jose California DMA for a ten–year term commencing on January 1, 2002 (the “San Francisco Affiliation”).  The Company also extended the affiliation agreements with KSEE, WEEK and KBJR until December 31, 2011.  As a part of such extension, NBC paid the Company $2,430,000 in affiliate compensation in equal semi-annual installments through December 31, 2001, at which time the affiliation payments terminated.

In consideration for the San Francisco Affiliation, the Company was to pay $362,000,000 in nine annual installments, with the initial payment in the amount of $61,000,000 due January 1, 2002.  On March 6, 2001, the San Francisco Affiliation was amended to reduce the January 1, 2002 installment to $30,500,000 and defer the remaining $30,500,000 of the original initial payment until January 1, 2005.  The Company prepaid the January 1, 2002 installment on March 6, 2001 with proceeds from the Credit Agreement, paying $27,778,694, which represented the present value of that installment discounted at 12%.

In addition, the Company granted NBC a warrant to purchase 2,500,000 shares of the Company’s Common Stock (Nonvoting), par value $0.01 per share (the “Common Stock (Nonvoting)”), at an exercise price of $12.50 per share (the “A Warrant”) and a warrant to purchase 2,000,000 shares of Common Stock (Nonvoting) at an exercise price of $15.00 per share (the “B Warrant”).  The A Warrant vested in full on December 31, 2000.  The B Warrant vested in full on January 1, 2002, since the San Francisco Affiliation was in effect on that date.  Each warrant, once vested, remains exercisable until December 31, 2011 (or, if earlier, any date prior to January 1, 2007 on which the San Francisco Affiliation is terminated) and may be exercised for cash or surrender of a portion of a then exercisable Warrant.  The fair value of the warrants of $12,150,000 has been recorded as a non-current asset and will be amortized over the ten-year life of the San Francisco Affiliation.

Asset held for sale

On December 14, 2001, the Company entered into a definitive agreement with NBC to sell KNTV.  NBC will pay the Company $230,000,000 in cash plus a working capital adjustment.  In addition, at the closing, NBC will refund the Company a pro rata portion of the affiliation payment made to NBC in 2001. The consummation of the sale is contingent upon approval by the FCC and satisfaction of other customary closing conditions and is expected to close prior to May 2, 2002 as required by the Company’s senior credit facility.  Paxson Communications Corporation (“Paxson”) has filed an opposition to the Company’s application to transfer KNTV to NBC with the FCC.  The Company believes that Paxson’s opposition is without merit and anticipates that the FCC will approve the transfer prior to May 2, 2002.  The Company will use the proceeds from the sale of KNTV (i) to repay outstanding debt and deferred  interest under the existing senior credit facility, (ii) to pay taxes and other fees associated with the sale and (iii) to the extent there are remaining proceeds, for working capital purposes.  The San Francisco Affiliation will terminate upon the closing of the sale and the Company will not be required to make any further affiliation payments to NBC (provided that the sale of KNTV closes prior to January 1, 2003).  The A and B Warrants to issued to NBC as part of the San Francisco Affiliation will be returned to the Company.  The Company’s affiliation agreements for KSEE-TV, WEEK-TV, and KBJR-TV, which involve no payment obligations, will remain in effect until their expiration on December 31, 2011. The net assets of KNTV are recorded on the consolidated balance sheet as of December 31, 2001 as assets held for sale.

Note 4 — Property and Equipment

The major classifications of property and equipment are as follows:

	December 31,
	2000	2001
Land	$1,750,522	$1,546,960
Buildings and improvements	14,969,602	14,699,158
Furniture and fixtures	8,397,648	7,802,668
Technical equipment and other	52,655,328	39,857,966
	77,773,100	63,906,752

Less: Accumulated depreciation	35,090,364	30,295,284

Net property and equipment	$42,682,736	$33,611,468

Note 5 — Other Accrued Liabilities

Other accrued liabilities are summarized below:

	December 31,
	2000	2001
Compensation and benefits	$1,373,761	$1,537,575
Taxes payable	300,873	69,874
Other	1,376,254	1,405,891

Total	$3,050,888	$3,013,340

Note 6 — Other Current Liabilities

Other current liabilities are summarized below:

	December 31,
	2000	2001
WB affiliation payment, net	$3,905,765	$4,273,691
Barter payable	851,482	896,385
Other	328,048	568,364

Total	$5,085,295	$5,738,440

Note 7 — Other Current Assets

Other current assets are summarized below:

	December 31,
	2000	2001
Income tax receivable	$19,431,000	—
Barter and other receivables	2,972,067	2,609,253
Prepaid film contract rights	1,136,645	1,006,703
Insurance settlement receivable	2,617,646	152,575
Other	3,561,970	2,362,692

Total	$29,719,328	$6,131,223

Note 8 — Long-term Debt

The carrying amounts and fair values of the Company’s long–term debt are as follows:

	December 31, 2000		December 31, 2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Bank Debt	$113,672,428	$113,672,428	$203,451,677	$203,451,677
9-3/8% Senior Subordinated Notes, net of unamortized discount	34,573,475	21,229,375	34,591,067	26,622,199
10-3/8% Senior Subordinated Notes	100,717,000	59,926,615	100,717,000	91,148,885
8-7/8% Senior Subordinated Notes, net of unamortized discount	62,428,011	37,405,125	62,446,695	49,936,809

Total	$311,390,914	$231,716,575	$401,206,439	$371,159,570

The fair value of the Company’s Senior Subordinated Notes is estimated based on quoted market prices.  The carrying amount of the Company’s borrowings under its Credit Agreement approximated fair value.

Senior Bank Debt

On March 6, 2001, the Company entered into an amended and restated $205,000,000 Senior Credit Agreement (the “Credit Agreement”).  The Credit Agreement consists of a $110,000,000 Tranche A term loan and a $95,000,000 Tranche B loan.  The proceeds from the Credit Agreement were used (i) to repay all outstanding borrowings of approximately $114,000,000 under the Company’s then existing senior revolving credit facility, (ii) to prepay the first installment under the NBC Affiliation Agreement (see Note 3), (iii) to pay certain fees and expenses associated with the Credit Agreement and (iv) for general working capital purposes.

The Tranche A and Tranche B term loans bear interest which is payable monthly at the greater of LIBOR plus 5.50% or 12%.  In addition, the Tranche B term loan accrues simple deferred interest at an annual rate of 6% which is payable when the Credit Agreement matures on December 31, 2003.  The Company granted to the Tranche B lenders a warrant to purchase 753,491 shares of Common Stock (Nonvoting), par value $.01 per share, at an exercise price of $1.75 per share.  The warrant is fully vested and remains exercisable until March 6, 2006.  The fair value, estimated to be $2,065,000 has been recorded as a discount to the amount outstanding under the Credit Agreement and is being amortized over the life of the Credit Agreement.

The Credit Agreement is secured by substantially all the assets of the Company, as well as a pledge of all issued and outstanding shares of capital stock of the Company’s subsidiaries and guaranteed by all the subsidiaries of the Company.  The Credit Agreement requires the Company to maintain compliance with certain financial tests, including but not limited to minimum net revenue, broadcast cash flow, EBITDA and a maximum ratio of senior debt to EBITDA.  Other provisions place limitations on the payments for capital expenditures and prohibit incurrence of additional debt, the purchase of the Company’s common stock, the repurchase of subordinated indebtedness and the declaration and payment of cash dividends.

On October 23, 2001, the Company amended the Credit Agreement to, among, other matters, modify certain financial ratios to reflect the current advertising climate.  As a result, the Company was in compliance with its amended debt covenants as of September 30, 2001 and December 31, 2001.  In connection with, and as a condition to, amending those covenants, the Company’s senior lenders required the Company to sell certain Tranche A assets and repay the Tranche A loans in accordance with specified terms and schedules.  KNTV is not a Tranche A asset, however, the senior lenders have waived the Tranche A asset sale covenant through May 2, 2002 to allow the Company to consummate the sale of KNTV.  The Company anticipates that the Credit Agreement debt will be repaid in full upon consummation of the KNTV sale.  If the sale of KNTV does not close prior to May 2, 2002 or if the Company does not repay the Tranche A loans in full following consummation of such sale, the Company may be in default under the Credit Agreement, unless the Company obtains further waivers from its senior lenders.  The Company is currently in discussion with a senior lender for a new or amended senior credit agreement to be available upon the closing of the sale of KNTV.

Senior Subordinated Notes

In May 1995, the Company issued $175,000,000 aggregate principal amount of its 10-3/8% Senior Subordinated Notes (the “10-3/8% Notes”) due May 15, 2005.  Since then, the Company repurchased a total of $74,283,000 face amount of its 10–3/8% Notes at various prices.

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

In February 1996, the Company completed an offering of $110,000,000 principal amount of its 9–3/8% Senior Subordinated Notes (the “9-3/8% Notes”) due December 1, 2005 at a discount, resulting in net proceeds to the Company of $109,450,000.  Since then, the Company repurchased a total of $75,340,000 principal amount of its 9–3/8% Notes at various prices.

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

The 9-3/8% Notes are subordinate in right of payment to all existing and future Senior Debt (as defined in the Indenture governing the 9–3/8% Notes) and rank pari passu with all senior subordinated debt and senior to all subordinated debt.  The Indenture governing the 9–3/8% Notes contains certain covenants that, among other things, limit the ability of the Company and its subsidiaries to incur debt, make certain restricted payments, enter into certain transactions with their affiliates, dispose of certain assets, incur liens securing subordinated debt of the Company, engage in mergers and consolidations and restrict the ability of the subsidiaries of the Company to make distributions and transfers to the Company.

In May 1998, the Company completed an offering of $175,000,000 principal amount of its 8–7/8% Senior Subordinated Notes, due May 15, 2008 (the “8–7/8% Notes”), at a discount, resulting in proceeds to the Company of $174,482,000.  Since then, the Company repurchased a total of $112,435,000 principal amount of its 8–7/8% Notes at various prices.

The 8–7/8% Notes are redeemable in the event that on or before May 15, 2001 the Company receives net proceeds from the sale of its Capital Stock (other than Disqualified Stock (each as defined in the Indenture governing the 8–7/8% Notes)), in which case the Company may, at its option and from time to time, use all or a portion of any such net proceeds to redeem certain amounts of the 8–7/8% Notes with certain limitations.  In addition, the 8–7/8% Notes are redeemable at any time on or after May 15, 2003 at the option of the Company, in whole or in part, at certain prices declining annually to 100% of the principal amount on or after May 15, 2006, plus accrued interest.  The Company is required to offer to purchase all outstanding 8–7/8% Notes at 101% of the principal amount thereof plus accrued interest in the event of a Change of Control (as defined in the Indenture governing the 8–7/8% Notes).

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

During 1999, the Company recognized an extraordinary loss of $642,000 related to the repurchases of subordinated debt.  Such extraordinary losses were the result of premiums paid and the write-off of related deferred financing fees, offset in part, by gains recognized on that subordinated debt repurchased at a discount.  During 2000 the Company recognized an extraordinary gain of $3,710,000 related to the repurchase of subordinated debt.  The extraordinary gain was the result of gains recognized on that subordinated debt repurchased at a discount, offset in part, by the write-off of related deferred financing fees.  During 2001, the Company recognized an extraordinary loss, net of tax, of $1,207,000 related to the repayment of all outstanding borrowings under the then existing bank credit agreement and the write-off of related deferred financing fees.

The scheduled principal maturities on all long–term debt for the five years subsequent to December 31, 2001, are as follows:

2002	$—
2003	205,000,000
2004	—
2005	135,377,000
2006	—
2007 and thereafter	62,565,000
$402,942,000

Note 9 — Commitments

Future minimum lease payments under long-term operating leases as of December 31, 2001 are as follows:

2002	$1,351,678
2003	1,005,359
2004	1,040,999
2005	1,066,178
2006	976,342
2007 and thereafter	134,796
$5,575,352

Rent expense, including escalation charges, were approximately $1,559,000, $1,416,000 and $1,412,000 for the years ended December 31, 1999, 2000 and 2001, respectively.

Future payments under film contract rights agreements as of December 31, 2001 are as follows:

2002	$25,674,890
2003	24,487,427
2004	22,276,705
2005	21,119,616
2006	4,963,958
$98,522,596

Note 10 — Redeemable Preferred Stock

Series A Preferred Stock

The Company authorized 100,000 shares of its Series A Convertible Preferred Stock (“Series A Stock”), par value $.01 per share, which were issued at an aggregate price of $1,210,000.  All outstanding shares of the Series A Stock were converted into shares of the Company’s Common Stock (Nonvoting), par value $.01 per share (the “Common Stock (Nonvoting)”) in August 1995.  Prior to conversion, dividends accrued on the Series A Stock at an annual rate of $.40 per share which accumulated, without interest, if unpaid.  Accrued but unpaid dividends on the Series A Stock totaled $262,844 at December 31, 2000 and 2001.  Accrued dividends are due and payable on the date on which such dividends may be paid under the Company’s debt instruments.

12-3/4% Cumulative Exchangeable Preferred Stock

In January 1997, the Company authorized the issuance of 400,000 shares of its 12-3/4% Cumulative Exchangeable Preferred Stock (the “12-3/4% Cumulative Exchangeable Preferred Stock”), par value $.01 per share. In connection with the Company’s acquisition of WDWB-TV, 150,000 shares of the 12-3/4% Cumulative Exchangeable Preferred Stock were issued in January 1997 at a price of $1,000 per share.  Holders of the 12–3/4% Cumulative Exchangeable Preferred Stock are entitled to receive dividends at an annual rate of 12-3/4% per share payable semi-annually on April 1 and October 1 of each year.  The Credit Agreement does not permit the payment of cash dividends on the 12-3/4% Cumulative Exchangeable Preferred Stock.  The Company can pay dividends on or prior to April 1, 2002 in additional shares of 12–3/4% Cumulative Exchangeable Preferred Stock.  On and after October 1, 2002, the Company is required to pay such dividends in cash.  However, the payment of cash dividends on the 12-3/4% Cumulative Exchangeable Preferred Stock is restricted by the terms of the indentures governing the Company’s senior subordinated notes and is prohibited under the terms of the Credit Agreement.  Dividends on the 12-3/4% Cumulative Exchangeable Preferred Stock are cumulative and accrue without interest, if unpaid.

The 12-3/4% Cumulative Exchangeable Preferred Stock is entitled to a preference of $1,000 per share initially, plus accumulated and unpaid dividends in the event of liquidation or winding up of the Company ($275,776,849 liquidation value at December 31, 2001).  The Company is required, subject to certain conditions, to redeem all of the 12-3/4% Cumulative Exchangeable Preferred Stock outstanding on April 1, 2009, at a redemption price equal to 100% of the then effective liquidation preference thereof, plus, without duplication, accumulated and unpaid dividends to the date of redemption.

Subject to certain conditions, each share of the 12-3/4% Cumulative Exchangeable Preferred Stock is exchangeable, in whole or in part, at the option of the Company, for the Company’s 12-3/4% Exchange Debentures (the “12-3/4% Exchange Debentures”) on any scheduled dividend payment date at the rate of $1,000 principal amount of 12-3/4% Exchange Debentures for each share of 12–3/4% Cumulative Exchangeable Preferred Stock outstanding at the time of the exchange.

Note 11 — Stockholders’ Equity (Deficit)

Stock option plans

In April 1990 the Company adopted a stock option plan (the “Stock Option Plan”) for officers and certain key employees. The Stock Option Plan terminated on April 1, 2000.  At December 31, 2000 and 2001, options granted under the Stock Option Plan were outstanding for the purchase of 4,629,925 and 4,529,425 shares of Common Stock (Nonvoting), respectively.

On April 27, 2000, the Company adopted a new stock option plan (the “2000 Stock Option Plan”) for officers and certain key employees.  The number of shares of Common Stock (Nonvoting) subject to options available for grant is 4,000,000.  Options may be granted under the 2000 Stock Option Plan at an exercise price (for tax-qualified incentive stock options) of not less than 100% of the fair market value of the Common Stock (Nonvoting) on the date the option is granted, or 110% of such fair market value for option recipients who hold 10% or more of the Company’s voting stock.  The exercise price for non-qualified stock options may be less than, equal to or greater than the fair market value of the Common Stock (Nonvoting) on the date the option is granted. At December 31, 2000 and 2001, options granted under the 2000 Stock Option Plan were outstanding for the purchase of 624,500 and 649,500 shares of Common Stock (Nonvoting) respectively.

During 2000, certain officers of the Company exercised stock options.  The provisions of the Stock Option Plan allow an option-holder to pay the exercise price and applicable federal and state withholding taxes using previously owned shares as the method of payment.  Consequently, the Company would have had to remit approximately $1,000,000 in withholding taxes on the income generated from exercise.  Due to concerns about the impact this payment would have had on the Company’s cash position at that time, the board of directors approved a rescission of those options exercises. As a result, the Company recorded a one-time non-cash charge to earnings of $1,192,000, representing the lost tax deduction the Company would have received had the option exercises not been rescinded.

On July 24, 2001, the Company repriced the exercise prices of options to purchase an aggregate of 802,975 shares of Common Stock (Nonvoting) from prices ranging from $11.125 - $12.438 to $7.563.

On March 1, 1994, the Company adopted a Director Stock Option Plan (the “Director Option Plan”) providing for the grant, from time to time, of nonqualified stock options to non-employee directors of the Company to purchase an aggregate of 300,000 shares of Common Stock (Nonvoting).  On July 27, 1999, the Director Option Plan was amended to increase the shares of Common Stock (Nonvoting) subject to options available for grant to 1,000,000. As of December 31, 2000 and 2001, options granted under the Director Option Plan were outstanding for the purchase of 861,360 and 809,060 shares of Common Stock (Nonvoting), respectively. The options granted under the Director Option Plan serve as compensation for attendance at regularly scheduled meetings and for service on certain committees of the Board of Directors.

The Company has adopted the disclosure–only provisions of Statement of Financial Accounting Standards No. 123 “Accounting for Stock–Based Compensation” (“SFAS 123”).  Accordingly, no compensation expense has been recognized for the stock option plans.  For purposes of SFAS 123 pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period; therefore, the impact on pro forma net income (loss) in 1999, 2000 and 2001 may not be representative of the impact in future years.  The Company’s pro forma information for years ended December 31, follows:

	1999	2000	2001
Pro forma net income (loss)	$45,661,497	$(30,022,799)	$(78,860,420)
Pro forma net income (loss) per share:
Basic	$1.32	$(3.23)	$(6.00)
Diluted	$1.06	$(3.23)	$(6.00)

The fair value for each option grant was estimated at the date of grant using the Black Scholes option pricing model with the following assumptions for the various grants made during 1999, 2000 and 2001: risk–free interest rate of 5.93% in 1999, 4.80% in 2000 and 4.08% in 2001; no dividend yield; expected volatility of 45% in 1999, 81% in 2000 and 86% in 2001; and expected lives of four years in 1999 and 2000 and five years in 2001.

The Black Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.   The Company’s employee stock options have characteristics significantly different from those of traded options and changes in the subjective input assumptions can materially affect the fair value estimate.

	1999		2000		2001
	Options	Weighted Average Exercise price	Options	Weighted Average Exercise price	Options	Weighted Average Exercise price
Outstanding at beginning of year	2,053,225	$8.51	5,479,310	$8.10	6,115,785	$7.51
Granted	3,637,385	7.78	720,375	2.97	25,000	1.50
Exercised	(31,800)	4.63	(1,400)	6.64	—	—
Forfeited	(179,500)	6.95	(82,500)	7.05	(182,800)	9.23
Outstanding at end of year	5,479,310	8.10	6,115,785	7.51	5,957,985	6.98
Exercisable at end of year	1,779,810	7.90	2,600,710	7.74	3,221,910	6.68
Weighted-average fair value of options granted during the year	$2.87		$1.84		$1.01

	Options Outstanding			Options Exercisable
Range of Exercise Prices	at 12/31/01	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Outstanding at 12/31/01	Weighted-Average Exercise Price
$1.05 - $2.00	564,500	8.96 years	$1.50	64,400	$1.50
$3.00 - $5.50	445,225	2.44 years	3.81	442,725	3.80
$6.13 - $6.88	1,665,200	7.11 years	6.48	1,111,600	6.46
$7.00 - $9.75	2,023,260	6.52 years	7.61	1,514,735	7.61
$10.00 - $12.44	1,259,800	6.83 years	10.20	88,450	11.81

Management Stock Plan

In April 1993, the Company adopted a Management Stock Plan providing for the grant from time to time of awards denominated in shares of Common Stock (Nonvoting) (the “Bonus Shares”) to salaried executive employees of the Company.  On February 15, 2001, the Company increased the reserve of shares of Common Stock (Nonvoting) available for grant under the Management Stock Plan to 1,500,000 from 1,000,000.  Shares generally vest over a five-year period. As of December 31, 2001, the Company has allocated a total of 1,069,812 Bonus Shares pursuant to the Management Stock Plan, 920,762 of which had vested through December 31, 2001  For the years ended December 31, 2000 and 2001, 58,875 and 293,500 shares, respectively, were granted pursuant to the Management Stock Plan.  The weighted-average grant-date fair value of those shares is $6.54 and $2.49, respectively.

Non-Employee Directors’ Stock Plan

In April 1997, the Company adopted a Non-Employee Directors’ Stock Plan (the “Director Stock Plan”), providing an annual grant of the Company’s Common Stock (Nonvoting) to each eligible non-employee director of a number of shares equal to $20,000 divided by the fair market value of the Common Stock (Nonvoting) on the date of grant.  On December 31, 2000, the Company increased the reserve of shares of Common Stock (Nonvoting) for grant under the Director Stock Plan from 100,000 shares to 400,000 shares.  Shares granted vest immediately.  For the years ended December 31, 2000 and 2001, 15,800 and 160,000 shares, respectively, were granted pursuant to the Director Stock Plan with weighted-average grant date fair values of $10.13 and $1.00 respectively.

Employee Stock Purchase Plan

On February 28, 1995, the Company adopted the Granite Broadcasting Corporation Employee Stock Purchase Plan (the “Stock Purchase Plan”) for the purpose of enabling its employees to acquire ownership of Common Stock (Nonvoting) at a discount, thereby providing an additional incentive to promote the growth and profitability of the Company.  The Stock Purchase Plan enables employees of the Company to purchase up to an aggregate of 1,000,000 shares of Common Stock (Nonvoting) at 85% of the then current market price through application of regularly made payroll deductions.

The total number of common shares outstanding at December 31, 2001 assuming the exercise of all outstanding stock options and warrants is as follows:

Class A Common Stock	178,500
Common Stock (Nonvoting)	18,447,927
Stock options	5,957,985
Warrants	5,253,491

29,837,903

Note 12 — Income Taxes

The Company records income taxes using a liability approach for financial accounting and reporting which results in the recognition and measurement of deferred tax assets based on the likelihood of realization of tax benefits in future years.

The provision (benefit) for income taxes for the years ended December 31 consists of the following:

	1999	2000	2001
Current taxes:
Federal	$23,397,000	$(18,616,000)	$—
State	2,111,000	2,801,000	214,000
	25,508,000	(15,815,000)	214,000

Deferred taxes:
Federal	4,876,000	6,971,000	(25,210,000)
State	933,000	(2,034,000)	(1,749,000)
	5,809,000	4,937,000	(26,959,000)
Provision (benefit) for income taxes	$31,317,000	$(10,878,000)	$(26,745,000)

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the Company’s deferred tax asset and liability as of December 31 are as follows:

	December 31,
	2000	2001
Deferred tax liability:
Depreciation and amortizaton	$104,645,823	$106,447,474
Interest on NBC obligation	3,669,672	9,274,452
Total deferred tax liability	108,315,495	115,721,926

Deferred tax assets:
Net operating loss carry forward	9,211,527	49,964,109
Other	581,416	3,761,406
Alternative minimum tax credit	1,898,100	1,898,100
Valuation allowance	—	(8,769,973)
Total deferred tax assets	11,691,043	46,853,642
Net deferred tax liability	$96,624,452	$68,868,284

The difference between the U.S. federal statutory tax rate and the Company’s effective tax rate for the years ended December 31 is as follows:

	1999	2000	2001
U.S. statutory rate	35.0%	35.0%	35.0%
Nondeductible amortization	1.8	(3.3)	(1.3)
State and local taxes	2.6	(3.3)	1.0
(Decrease) increase in valuation allowance	0.5	(2.5)	(8.6)

Effective tax rate	39.9%	25.9%	26.1%

At December 31, 2001, the Company had a net operating loss carry forward for federal tax purposes of approximately $131,000,000 of which $113,000,000 will expire in 2021.  The remaining $18,000,000 relates to WKBW, which may be subject to limitation under the Separate Return Limitation Rules of the Internal Revenue Code, and expire in 2002 through 2013. As of January 1, 1999, the operations of WKBW were included in the Company’s federal consolidated tax return.

Note 13 — Defined Contribution Plan

The Company has a trusteed profit sharing and savings plan (the “Plan”) covering substantially all of its employees.  Contributions by the Company to the Plan are based on a percentage of the amount of employee contributions to the Plan and are made at the discretion of the Board of Directors.  Company contributions, which are funded monthly, amounted to $811,390, $778,378 and $847,494 for the years ended December 31, 1999, 2000 and 2001, respectively.

Note 14 — Related Party

Between 1995 and 1998, the Company loaned an officer $2,911,000 in four separate transactions.  On January 1, 2001, the Company loaned this officer an additional $375,000. On February 15, 2001, the Company agreed to consolidate the five loans into one promissory note in the amount of $3,286,000.  The new promissory note matures on January 25, 2006 or, if earlier, 30 days after the officer’s termination of employment. The new promissory note does not bear interest, but interest at an annual rate of 6.75 percent will be imputed as additional compensation to the officer.  The new promissory note allows for the loan to be forgiven in one-third increments if the Company’s Common Stock (Nonvoting) trades for ten consecutive trading days at $15, $20, and $25, respectively, or if the per share consideration received by the Company’s common stockholders in a Change of Control (as defined in the Indentures governing the Company’s senior subordinated notes) equals at least $15.00, $20.00 or $25.00, respectively.  The old loans provided for interest at various rates ranging from 7.50% to 9% payable annually on April 30th of each year.  The old loans had various maturity dates ranging from April 2001 to December 2004.  In addition, on February 15, 2001 the Company forgave $232,247 of interest accrued during the year–ended December 31, 2000.  The Company took a charge for this amount in 2001.

In 1995, the Company loaned another officer $221,200. On February 15, 2001, the Company agreed to cancel this note and issue a new promissory note in the same amount. The new promissory note matures on January 25, 2006 or, if earlier, 30 days after the officer’s termination of employment. The new promissory note does not bear interest, but interest at an annual rate of 6.75 percent will be imputed as additional compensation to the officer. The new promissory note allows for the loan to be forgiven in one-third increments if the Company’s Common Stock (Nonvoting) trades for ten consecutive trading days at $15, $20, and $25, respectively, or if the per share consideration received by the Company’s common stockholders in a Change of Control (as defined in the Indentures governing the Company’s senior subordinated notes) equals at least $15.00, $20.00 or $25.00, respectively.  The old note provided for interest at 9% payable annually on April 30th of each year and was to mature on December 29, 2004.   In addition, on February 15, 2001 the Company forgave $19,908 of interest accrued during the year–ended December 31, 2000.  The Company took a charge for this amount in 2001.

Note 15—Price Range of Common Stock (Nonvoting) and Cumulative Convertible Exchangeable Preferred Stock (unaudited)

The Company’s Common Stock (Nonvoting) is traded in the over-the-counter market and is quoted on the NASDAQ Small Cap Market under the symbol “GBTVK”.  The following table sets forth the closing market price ranges per share of Common Stock (Nonvoting) during 2000 and 2001, as reported by NASDAQ:

	High	Low
2000
First Quarter	$12 3/4	$5 3/16
Second Quarter	7 3/ 8	5 3/8
Third Quarter	7 1/16	4 1/2
Fourth Quarter	4 5/8	7/8

2001
First Quarter	3 9/16	1 5/16
Second Quarter	3 3/20	1 3/8
Third Quarter	3	1 9/32
Fourth Quarter	2 35/64	1 1/64

As of March 22, 2002 the closing price per share for the Company’s Common Stock (Nonvoting), as reported by NASDAQ was $2.10 per share.

Note 16 — Quarterly Results of Operations (unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2000 and 2001:

	March 31, 2000	June 30, 2000	September 30, 2000	December 31, 2000
Net revenue	$33,339,280	$37,575,779	$32,238,416	$36,916,772
Loss before extraordinary item	(8,811,291)	(4,351,993)	(10,839,214)	(7,216,831)
Net loss	(7,027,823)	(2,425,257)	(10,839,214)	(7,216,831)
Per common share:
Loss before extraordinary item
Basic	$(0.85)	$(0.62)	$(0.98)	$(0.82)
Diluted	(0.85)	(0.62)	(0.98)	(0.82)
Net loss
Basic	(0.75)	(0.52)	(0.98)	(0.82)
Diluted	(0.75)	(0.52)	(0.98)	(0.82)

	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001
Net revenue	$26,848,304	$30,506,207	$25,502,449	$30,218,316
Loss before extraordinary item	(13,834,353)	(12,186,672)	(16,880,017)	(32,638,771)
Net loss	(15,041,434)	(12,186,672)	(16,880,017)	(32,638,771)
Per common share:
Loss before extraordinary item
Basic	$(1.17)	$(1.09)	$(1.34)	$(2.22)
Diluted	(1.17)	(1.09)	(1.34)	(2.22)
Net loss
Basic	(1.23)	(1.09)	(1.34)	(2.22)
Diluted	(1.23)	(1.09)	(1.34)	(2.22)

SCHEDULE II

GRANITE BROADCASTING CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts	Balance at beginning of year	Amount charged to costs and expenses	Amount written off(1)	Balance at end of year
For the year ended December 31, 1999	$424,290	$492,648	$486,578	$430,360

For the year ended December 31, 2000	430,360	1,453,709	1,235,207	648,862

For the year ended December 31, 2001	648,862	541,646	660,235	530,273

(1)           Net of recoveries.

Item 9.    Changes and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

The following table sets forth information concerning the executive officers and directors of the Company as of March 5, 2002:

Name	Age	Position
W. Don Cornwell(1)	54	Chairman of the Board, Chief Executive Officer and Director
Stuart J. Beck(1)	55	President, Secretary and Director
Robert E. Selwyn, Jr.	58	Chief Operating Officer and Director
Lawrence I. Wills	41	Senior Vice President—Chief Administrative Officer
Ellen McClain	37	Senior Vice President—Chief Financial Officer
James L. Greenwald(2)	74	Director
Martin F. Beck	84	Director
Edward Dugger, III	52	Director
Thomas R. Settle(1)(3)(4)	61	Director
Charles J. Hamilton, Jr.(2)(3)(4)	54	Director
M. Fred Brown(2)	55	Director
Jon E. Barfield(3)	50	Director
Veronica Pollard(3)	56	Director

(1)   Member of the Stock Option Committee.

(2)   Member of the Audit Committee.

(3)   Member of the Compensation Committee.

(4)   Member of the Management Stock Plan Committee.

Mr. Cornwell is a founder of the Company and has been Chairman of the Board of Directors and Chief Executive Officer of the Company since February 1988.  Mr. Cornwell served as President of the Company, which office then included the duties of chief executive officer, until September 1991 when he was elected to the newly created office of Chief Executive Officer.  Prior to founding the Company, Mr. Cornwell served as a Vice President in the Investment Banking Division of Goldman, Sachs & Co. (“Goldman Sachs”) from May 1976 to July 1988.  In addition, Mr. Cornwell was the Chief Operating Officer of the Corporate Finance Department of Goldman Sachs from January 1980 to August 1987. Mr. Cornwell is a director of Avon Products, Inc., Hershey Trust Company, the Milton S. Hershey School, Pfizer, Inc. and CVS Corporation.  Mr. Cornwell received a Bachelor of Arts degree from Occidental College in 1969 and a Masters degree in Business Administration from Harvard Business School in 1971.

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

Mr. Wills has been Senior Vice President—Chief Administrative Officer since February 2001.  In addition, Mr. Wills served as Vice President—Finance and Controller of the Company from 1990 to 2001.  Prior to joining the Company, Mr. Wills was employed by Ernst & Young LLP from 1982 to 1990 in various capacities, the most recent of which was as senior audit manager responsible for managing and supervising audit engagements.  Mr. Wills is a director of Junior Achievement of New York, Inc.  Mr. Wills received a bachelor’s degree in Business Administration from Iona College in 1982.

Ms. McClain has been Senior Vice President—Chief Financial Officer since February 2001.  In addition, Ms. McClain served as Vice President—Corporate Development and Treasurer of the Company from 1994 to 2001.  Prior to joining Granite, Ms. McClain attended Harvard Business School, where she received a Masters degree in Business Administration in June 1993.  From 1990 to 1991, Ms. McClain was an Assistant Vice President with Canadian Imperial Bank of Commerce, where she served as a lender in the Bank’s Media Group and from 1986 to 1990 was employed by Bank of New England, N.A. in various capacities including as a lender in the Communications Group.  Ms. McClain is a director of the National Association of Black Owned Broadcasters.  Ms. McClain received a Bachelor of Arts Degree in Economics from Brown University in 1986.

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

Mr. Hamilton has been a member of the Board of Directors of the Company since July 1992.  Mr. Hamilton was a partner in the New York law firm of Battle Fowler LLP from 1983 to 2000.  On June 8, 2000 Battle Fowler LLP merged with the law firm Paul, Hastings, Janofsky & Walker LLP, where he is a partner.  Mr. Hamilton received a Bachelor of Arts degree from Harvard College in 1969, a Juris Doctor degree from Harvard Law School in 1975 and a Masters degree in City Planning (MCP) from the Massachusetts Institute of Technology in 1975.  Mr. Hamilton is a member of the Board of Directors of the Environmental Defense Fund and Phoenix House Foundation, Inc.  Mr. Hamilton is a member of Chairman of the Board of Directors of the Higher Education Extension Service.

Mr. Settle has been a member of the Board of Directors of the Company since July 1992.  Mr. Settle founded and is currently a director of The Winchester Group, Inc., an investment advisory firm, since 1990. Mr. Settle was the chief investment officer at Bernhard Management Corporation from 1985 to 1989.  He was a Managing Director of Furman Selz Capital Management from 1979 until 1985.  Mr. Settle received a Bachelor of

Arts Degree from Muskingum College in 1963 and a Masters degree in Business Administration from Wharton Graduate School in 1965.

Mr. Brown has been a member of the Board of Directors since April 1999.  Mr. Brown founded and has been President of Aerodyne Capital, Inc., a California company specializing in the trading and leasing of commercial jet aircraft and high–bypass jet engines and JetAir Capital, Inc., a California company specializing in trading aircraft spare parts since 1993.  Prior to founding Aerodyne and JetAir, Mr. Brown was Senior Vice President and Managing Director of Marketing for Blenhiem Aviation from 1989-1993.  Mr. Brown is a director of San Francisco Jazz Organization.  Mr. Brown received a Bachelor of Arts degree from Middlebury College in 1969.  He received a Juris Doctor degree and a Masters degree in Business Administration from the University of California at Berkeley in 1973.

Mr. Barfield has been a member of the Board of Directors since April 1999.  Mr. Barfield has been Chairman and Chief Executive Officer of The Bartech Group, a contract employment and staffing services firm specializing in the recruitment and placement of engineering, I.T. and administrative professionals, since 1995.  In addition, Mr. Barfield served as President of The Bartech Group from 1981 to 1995.  Prior to joining The Bartech Group, Mr. Barfield practiced corporate and securities law with the Chicago based law firm of Sidley & Austin from 1977 to 1981.  Mr. Barfield is a director of the National City Corporation, BMC Software, Inc., Tecumseh Products Company, Pantellos Group Limited Partnership, Inc., Blue Cross Blue Shield of Michigan and the Community Foundation for Southeastern Michigan.  He is also a Trustee Emeritus of Princeton University and a Trustee of Henry Ford Museum, Greenfield Village and Kettering University.  Mr. Barfield received a Bachelor of Arts degree from Princeton University in 1974 and received a Juris Doctor degree from Harvard Law School in 1977.

Ms. Pollard has been a member of the Board of Directors since January 2000.  Ms. Pollard is Group Vice President, Corporate Communications, Toyota Motor North America, Inc.  She had been Vice President-External Affairs for Toyota Motor North America (formerly Toyota Motor Corporate Services of North America, Inc.) since joining Toyota in 1998.  Prior to joining Toyota Motor Corporate Services of North America, Inc., Ms. Pollard was Vice President-Corporate Public Relations for ABC, Inc. from 1994 to 1998.  Ms. Pollard is a trustee of the Museum of African Art in New York and a member of the Individual Investor Advisory Committee of the New York Stock Exchange.  Ms. Pollard attended the University of Wisconsin for two years, received a Bachelor’s degree from Boston University in 1966, and a Master’s degree from Columbia University, Teachers College, in 1968.

All members of the Board of Directors hold office until the next annual meeting of shareholders of the Company or until their successors are duly elected and qualified.  All officers are elected annually and serve at the discretion of the Board of Directors.

Directors are separately reimbursed by the Company for their travel expenses incurred in attending Board or committee meetings and receive securities under each of the Company’s Non-Employee Directors Stock Plan and Director Option Plan (each as defined herein and collectively referred to as the “Director Plans”).

Section 16(a) Beneficial Ownership Reporting Compliance

Each director and officer of the Company who is subject to Section 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is required to report to the Securities and Exchange Commission, by a specified date, his or her beneficial ownership of, or certain transactions in, the Company’s securities.  Except as set forth below, based solely upon a review of such reports, the Company believes that all filing requirements under Section 16 were complied with on a timely basis.

For fiscal year 2001, Mr. Stuart Beck did not report, on a timely basis, one transaction on one Form 4, and Messrs. Hamilton and Greenwald did not report, on a timely basis, five transactions on Form 5.  In addition, Messrs. Cornwell and Stuart Beck did not report, on a timely basis, two transactions on Form 5 for fiscal year 1998 and one transaction on Form 5 for fiscal year 1997.  All of the reports referred to above have been filed.

Item 11.  Executive Compensation

The following table sets forth the cash compensation paid by the Company to its Chief Executive Officer and each of its most highly compensated executive officers whose total cash compensation exceeded $100,000 for each of the three years in the period ended December 31, 2001:

Summary Compensation Table

	Annual Compensation			Long-Term Compensation Awards

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Restricted Stock Awards		Securities Underlying Options/ SARs (#)	All Other Compensation ($) (2)

W. Don Cornwell	2001	$600,000	$420,000	$210,000	(3)	—	$5,250
Chief Executive	2000	600,000	469,600	—		—	5,250
Officer	1999	550,000	585,950	—		1,160,000	5,000

Stuart J. Beck	2001	$600,000	$302,000	$288,750	(4)	—	$14,850
President	2000	600,000	336,000	—		—	14,850
	1999	550,000	419,760	—		962,000	13,800

Robert E. Selwyn, Jr.	2001	$386,250	$57,938	$54,375	(5)	—	$14,850
Chief Operating	2000	375,000	46,875	—		50,000	14,850
Officer	1999	371,600	90,500	—		150,000	14,600

Lawrence I. Wills	2001	$200,000	$100,000	—		—	$17,250
Senior Vice President -	2000	177,000	100,000	—		121,250	5,250
Chief Administrative Officer	1999	140,500	85,125			50,000	5,000

Ellen McClain	2001	$200,000	$100,000	—		—	$17,250
Senior Vice President -	2000	177,000	100,000	—		125,000	4,050
Chief Financial Officer	1999	140,500	85,125			50,000	4,063

(1) Represents bonuses for service rendered in 1999, 2000 and 2001 that were paid in the following year.

(2) The amounts shown in this column consists of a matching Company contribution under the Company’s Employees’ Profit Sharing and Savings (401(k)) Plan and an annual perquisite allowance for Messrs. Beck and Selwyn of $9,600 each in 2000 and 2001 and $8,800 and $9,600, respectively in 1999 and $12,000 each for Mr. Wills and Ms. McClain in 2001.

(3) Represents the market value on the date of award of 80,000 Bonus Shares awarded under the Company’s Management Stock Plan on January 26, 2001 for services rendered during the year ended December 31, 2000.

(4) Represents the market value on the date of award of 110,000 Bonus Shares awarded under the Company’s Management Stock Plan on January 26, 2001 for services rendered during the year ended December 31, 2000.

(5) Represents the market value on the date of award of 30,000 Bonus Shares awarded under the Company’s Management Stock Plan on January 26, 2001 for services rendered during the year ended December 31, 2000.

Employment Agreements and Compensation Arrangements

Mr. Cornwell and Mr. Stuart Beck each have an employment agreement with the Company.  The agreements provide for a two-year employment term, which is automatically renewed for subsequent two-year terms unless advance notice of nonrenewal is given (the current term under such agreements, which were renewed in 2001, expires September 19, 2003).  The base salary determined by the Compensation Committee of the Board of Directors was $550,000 for 1999 and $600,000 for 2000 and 2001.  The base salary for 2002 is $600,000 each for Messrs. Cornwell and Beck.  During 2001, the Compensation Committee adopted specific guidelines for awarding salary increases and cash bonuses to Mr. Cornwell and Mr. Beck.  Salary increases and cash bonuses are earned if certain quantitative and qualitative performance targets are achieved.  For the year ended December 31, 2001, the quantitative targets were not achieved and most of the qualitative targets were met.  This resulted in no salary increases for 2002 and cash bonuses for 2001 of $420,000 and $302,000 awarded to Mr. Cornwell and Mr. Beck, respectively.  The agreements stipulate that Mr. Cornwell and Mr. Beck will devote their full time and efforts to the Company and will not engage in any business activities outside the scope of their employment with the Company unless approved by a majority of the Company’s independent directors. Under the agreements, Mr. Cornwell and Mr. Beck are permitted to exchange any or all of their shares of Voting Common Stock for shares of Common Stock (Nonvoting), provided that such exchange does not jeopardize the Company’s status as a minority-controlled entity under FCC regulations and that, after such exchange is effected, there will continue to be shares of voting stock of the Company outstanding.  In addition to the compensation set forth in the employment agreements, Mr. Cornwell and Mr. Beck are eligible to receive incentive bonus payments under the Company’s incentive bonus plan and stock options under certain of the Company’s stock option plans. ( See “—Stock Option Plan” and “—Management Stock Plan.”)

Mr. Selwyn has an employment agreement with the Company.  The current employment term was extended to January 31, 2003.  The annual base salary determined by the Compensation Committee of the Board of Directors was $371,600 for 1999, $375,000 for 2000 and 386,250 for 2001.   The agreement stipulates that Mr. Selwyn will devote his full time and effort to the Company and will not engage in any business activities outside of the scope of his employment with the Company other than permitted hereunder.  In addition to his base salary, Mr. Selwyn is eligible to receive shares of the Company’s Common Stock (Nonvoting) under the Management Stock Plan, has been granted options to purchase shares of Common Stock (Nonvoting) under the Company’s stock option plans and is eligible to participate in the Company’s Employee Stock Purchase Plan.  Mr. Selwyn's base salary for 2002 is $396,250.  (See “—Employee Stock Purchase Plan,” “—Stock Option Plan” and “—Management Stock Plan.”)

Under an employment arrangement with the Company, Mr. Wills is eligible to receive an annual cash bonus based upon the Company’s financial performance during that year, such bonus to be determined by Messrs. Cornwell and Beck.  Mr. Wills’ 2001 base salary was fixed at $200,000 and his base salary for 2002 is $206,000.

Under an employment arrangement with the Company, Ms. McClain is eligible to receive an annual cash bonus based upon the Company’s financial performance during that year, such bonus to be determined by Messrs. Cornwell and Beck.  Ms. McClain’s 2001 base salary was fixed at $200,000 and her base salary for 2002 is $206,000.

401(k) Profit Sharing and Savings Plan

Effective January 1990, the Company adopted the Granite Broadcasting Corporation Employees’ Profit Sharing and Savings (401(k)) Plan (the “401(k) Plan”) for the purpose of providing retirement benefits for substantially all of its employees.  Both the employee and the Company make contributions to the 401(k) Plan.  The Company matches 50% of that part of an employee’s deferred compensation which does not exceed 5% of such employee’s salary.  Company-matched contributions vest at a rate of 20% for each year of an employee’s service to the Company.

A contribution to the 401(k) Plan of $847,000 was charged to expense for 2001.

Employee Stock Purchase Plan

On February 28, 1995, the Company adopted the Granite Broadcasting Corporation Employee Stock Purchase Plan (the “Stock Purchase Plan”) for the purpose of enabling its employees to acquire ownership of Common Stock (Nonvoting) at a discount, thereby providing an additional incentive to promote the growth and profitability of the Company.  The Stock Purchase Plan enables employees of the Company to purchase up to an aggregate of 1,000,000 shares of Common Stock (Nonvoting) at 85% of the then current market price through application of regularly made payroll deductions.  The Stock Purchase Plan is administered by a Committee consisting of not less than two directors who are ineligible to participate in the Stock Purchase Plan.  The members of the Committee are currently Mr. Cornwell and Mr. Stuart J. Beck.  At the discretion of the Committee, purchases under the Stock Purchase Plan may be effected through issuance of authorized but previously unissued shares, treasury shares or through open market purchases.  The Committee has engaged a brokerage company to administer the day-to-day functions of the Stock Purchase Plan.  Purchases under the Stock Purchase Plan commenced on June 1, 1995.

Stock Option Plan

In April 1990, the Company adopted a Stock Option Plan (the “Stock Option Plan”) providing for the grant, from time to time, of Options to key employees and officers of the Company or its affiliates to purchase shares of Common Stock (Nonvoting).  The Stock Option Plan terminated on April 1, 2000. As of March 22, 2002, options granted under the Stock Option Plan were outstanding for the purchase of 4,529,425 shares of Common Stock (Nonvoting).

On April 27, 2000, the Company adopted a new stock option plan (the “2000 Stock Option Plan”) for officers and certain key employees of the Company and its affiliates (collectively, the “Participating Persons”).  The 2000 Stock Option Plan provides for the grant of (i) Options intended to qualify as Incentive Stock Options (“ISOs”) as defined in Section 422 of the Code and (ii) Options which do not qualify as ISOs (“NQSOs”) to employees, officers, directors and consultants of the Company or its affiliates to purchase an aggregate of 4,000,000 shares of Common Stock (Nonvoting).  No Participating Person may be granted ISOs which, when first exercisable in any calendar year (combined with ISOs under all incentive stock option plans of the Company and its affiliates) will permit such person to purchase stock of the Company having an aggregate fair market value (determined as of the time the ISO was granted) of more than $100,000. As of March 22, 2002, options granted under the 2000 Stock Option Plan were outstanding for the purchase of 987,500 shares of Common Stock (Nonvoting).

The 2000 Stock Option Plan is administered by the Stock Option Committee which consists of not less than three members of the Board of Directors appointed by the Board, and the Company’s Compensation Committee, which consists of not less than two members all of whom are non-employee directors (collectively, the “Committee”).  The members of the Stock Option Committee are Mr. Cornwell, Mr. Stuart Beck and Mr. Settle.  The members of the Compensation Committee are Mr. Hamilton, Mr. Barfield, Ms. Pollard and Mr. Settle.  The Stock Option Committee is only authorized to grant Options to persons who are not then “covered employees” within the meaning of Section 162(m) of the Internal Revenue Code or who are not then officers of the Company or holders of 10% or more of the Voting Common Stock.  The Compensation Committee is authorized to make determinations with respect to all other persons.  Subject to the provisions of the 2000 Stock Option Plan, the committee is empowered to, among other things, grant Options under the 2000 Stock Option Plan; determine which employees may be granted Options under the 2000 Stock Option Plan, the type of Option granted (ISO or NQSO), the number of shares subject to each Option, the time or times at which Options may be granted and exercised and the exercise price thereof; construe and interpret the 2000 Stock Option Plan; determine the terms of any option agreement pursuant to which Options are granted (an “Option Agreement”), and amend any Option Agreement with the consent of the recipient of Options (the “Optionee”).  The Board of Directors may amend or terminate the 2000 Stock Option Plan at any time, except that approval of the holders of a majority of the outstanding Voting Common Stock of the Company is required for amendments which decrease the minimum option price for ISOs, extend the term of the 2000 Stock Option Plan beyond 10 years or the maximum term of the Options granted beyond 10 years, withdraw the administration of the 2000 Stock Option Plan from the Committee, change the class of eligible employees, officers or directors or increase the aggregate number of shares which may be issued pursuant to the provisions of the 2000 Stock Option Plan.  Notwithstanding the foregoing, the Board of Directors may, without the need for shareholder approval, amend the 2000 Stock Option Plan in any respect to qualify ISOs as Incentive Stock Options under Section 422 of the Code.

The exercise price per share for all ISOs may not be less than 100% of the fair market value of a share of Common Stock (Nonvoting) on the date on which the Option is granted (or 110% of the fair market value on the date of grant of an ISO if the Optionee owns more than 10% of the total combined voting power of all classes of voting stock of the Company or any of its affiliates (a “10% Holder”)).  The exercise price per share for NQSOs may be less than, equal to or greater than the fair market value of a share of Common Stock (Nonvoting) on the date such NQSO is granted.  Options are not assignable or transferable other than by will or the laws of descent and distribution.

The Committee may provide, at or subsequent to the date of grant of any Option, that in the event the Optionee pays the exercise price for the Option by tendering shares of Common Stock (Nonvoting) previously owned by the Optionee, the Optionee will automatically be granted a “reload option” for the number of shares of Common Stock (Nonvoting) used to pay the exercise price plus the number of shares withheld to pay for taxes associated with the Option exercise (a “Reload Option”).  The Reload Option has an exercise price equal to the fair market value of the Common Stock (Nonvoting) on the date of grant of the Reload Option and remains exercisable for the remainder of the term of the Option to which it relates.

Unless sooner terminated by the Board of Directors, the 2000 Stock Option Plan will terminate on April 27, 2010, 10 years after its effective date.  Unless otherwise specifically provided in an Optionee’s Option Agreement, each Option granted under the 2000 Stock Option Plan expires no later than 10 years after the date such Option is granted (5 years for ISO’s granted to 10% Holders).  Options may be exercised only during the period that the original Optionee has a relationship with the Company which confers eligibility to be granted Options and (i) for a period of 30 days after termination of such relationship, (ii) for a period of 3 months after retirement by the Optionee with the consent of the Company, or (iii) for a period of 12 months after the death or disability of the Optionee.

Management Stock Plan

In April 1993, the Company adopted a Management Stock Plan (the “Management Stock Plan”) providing for the grant from time to time of awards denominated in shares of Common Stock (Nonvoting) (the “Bonus Shares”) to all salaried executive employees of the Company.  The purpose of the Management Stock Plan is to keep senior executives in the employ of the Company and to compensate such executives for their contributions to the growth and profits of the Company and its subsidiaries.  On February 15, 2001, the Company increased the reserve of shares of Common Stock (Nonvoting) for grant under the Management Stock Plan to 1,500,000 from 1,000,000.  All salaried executive employees (including officers and directors, except for persons serving as directors only) are eligible to receive a grant under the Management Stock Plan.  The Management Stock Plan is administered by a committee appointed by the Board of Directors which consists of not less than two members of the Board of Directors (the “Management Stock Plan Committee”).  Pursuant to Board resolution, the members of the Compensation Committee constitute the members of the Management Stock Plan Committee.  The Management Stock Plan Committee, from time to time, selects eligible employees to receive a discretionary bonus of Bonus Shares based upon such employee’s position, responsibilities, contributions and value to the Company and such other factors as the Management Stock Plan Committee deems appropriate.  The Management Stock Plan Committee has discretion to determine the date on which the Bonus Shares allocated to an employee will be issued to such employee.  The Management Stock Plan Committee may, in its sole discretion, determine what part of an award of Bonus Shares is paid in cash and what part of an award is paid in the form of Common Stock (Nonvoting).  Any cash payment will be made to such employee as of the date the corresponding Bonus Shares would otherwise be issued to such employee and shall be in an amount equal to the fair market value of such Bonus Shares on that date.

As of March 22, 2002, the Company has allocated a total of 1,069,812 Bonus Shares pursuant to the Management Stock Plan, 920,762 of which had vested through March 22, 2002.

Director Stock Option Plan

On March 1, 1994, the Company adopted a Director Stock Option Plan (the “Director Option Plan”) providing for the grant, from time to time, of Options to non-employee directors of the Company (“Director Participants”) to purchase Common Stock (Nonvoting).  On July 27, 1999, the Company increased the number of shares of Common Stock (Nonvoting) allocated for grant under the Director Option Plan to 1,000,000 from 300,000. As of March 22,

2002, Options granted under the Director Option Plan were outstanding for the purchase of 809,060 shares of Common Stock (Nonvoting).

The Director Option Plan provides for the grant of NQSOs to Director Participants. On February 25, 1997, all non–employee directors automatically received an option to purchase 18,000 shares of Common Stock (Nonvoting) as compensation for attendance at regular quarterly meetings during the three-year period beginning on such date in lieu of cash compensation. On April 27, 1999, the Director Option Plan was amended to provide that all Director Participants automatically receive on April 27, 1999 (and on each five year anniversary thereafter) an option to purchase 62,500 shares of Common Stock (Nonvoting) as compensation for attendance at regular quarterly meetings during the five year period beginning on February 25, 2000 (or each five year anniversary thereof, as the case may be) in lieu of cash compensation.  Non–employee directors elected or appointed during the course of a three-year or five year option period receive Options, in lieu of a cash compensation, for the remaining portion of such period.  In addition, under the Director Option Plan, non–employee directors receive Automatic Committee Awards for certain committees of the Board of Directors on which they serve.

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

The Board of Directors may provide, at or subsequent to the date of grant of any Option, that in the event the Director Participant pays the exercise price for the Option by tendering shares of Common Stock (Nonvoting) previously owned by the Director Participant, the Director Participant will automatically be granted a “reload option” for the number of shares of Common Stock (Nonvoting) used to pay the exercise price plus the number of shares withheld to pay for taxes associated with the Option exercise (a “Reload Option”).  The Reload Option has an exercise price equal to the fair market value of the Common Stock (Nonvoting) on the date of grant of the Reload Option and remains exercisable for the remainder of the term of the Option to which it relates.

Unless otherwise specifically provided in a Director Participant’s Option Agreement and except in the case of Reload Options as described above, each Option granted under the Director Option Plan expires no later than 10 years after the date the Option is granted.  Options may be exercised only during the period that the original optionee is a non-employee director and (i) for a period of 6 months after the death or disability of the Director Participant or (ii) for a period of 2 years after termination of the Director Participant’s directorship for any other reason.

Non–Employee Directors Stock Plan

On April 29, 1997, the Company adopted a Non-Employee Directors Stock Plan (the “Non-Employee Directors Stock Plan”) for the purpose of providing a means to attract and retain highly qualified persons to serve as non-employee directors of the Company and to enable such persons to acquire or increase a proprietary interest in the Company. The Non-Employee Directors Stock Plan provides that on January 1st of each calendar year (beginning in 1999) during the term of the Non-Employee Directors Stock Plan, non–employee directors of the Company (“Directors Stock Plan Participants”) shall receive a number of shares of Common Stock (Nonvoting) equal to $20,000 divided by the fair market value per share on the date of grant.  If a person first becomes a non-employee director after January 1st of any calendar year, such a person receives a prorated grant based on the number of regular board meetings scheduled from the date of his or her commencement of service as a director until December 31 of that year.  On December 31, 2000, the Company increased the number of shares of Common Stock (Nonvoting) available for issuance under the

Non-Employee Directors Stock Plan to 400,000 from 100,000.  Each Directors Stock Plan Participant may elect to defer the payment of shares of Common Stock (Nonvoting) by filing an irrevocable written election with the Secretary of the Company.

The Non-Employee Directors Stock Plan, unless earlier terminated by action of the Board of Directors, will terminate at such time as no shares remain available for issuance under the Non–Employee Directors Stock Plan and the Company and the Directors Stock Plan Participants have no further rights or obligations under the Non–Employee Directors Stock Plan.

As of March 22, 2002, 310,071 shares had been granted under the Non–Employee Directors Stock Plan.

There were no new options granted to the executive officers of the Company during 2001.

The following table sets forth, as of December 31, 2001, the number of options and the value of unexercised options held by the Company’s executive officers who held options as of that date, and the options exercised and the consideration received therefore by such persons during fiscal 2001.

Aggregated Option/SAR Exercises

In Last Fiscal Year And

FY-End Option/SAR Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at December 31, 2001		Value of Unexercised in-the-Money Options at December 31, 2001 ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable

W. Don Cornwell	—	—	986, 400	896,600	—	—

Stuart J. Beck	—	—	973,900	746,600	—	—

Robert E. Selwyn, Jr.	—	—	250,000	100,000	—	28,000

Lawrence I. Wills	—	—	54,800	120,200	6,860	55,440

Ellen McClain	—	—	51,800	123,200	7,280	57,120

Report on Repricing of Options

On May 2, 2001, the compensation committee determined that because the outstanding options held by certain executive officers and directors were exercisable at prices that were significantly above prevailing market prices for the Company’s Common Stock (Nonvoting), they no longer provided an adequate level of incentive.  Accordingly, the compensation committee proposed to the Company’s Board of Directors the repricing of the exercise prices of options to purchase an aggregate of 802,975 shares of Common Stock (Nonvoting) to $7.563 per share.  On July 24, 2001, the Company’s Board of Directors approved the compensation committee’s option repricing proposal.

The following table provides information related to the repricing of each option held by the executive officers of the Company during the last ten completed fiscal years.

Name	Date	Number of Securities Underlying Options Repriced or Amended	Market Price of Stock at Time of Repricing or Amendment	Exercise Price at Time of Repricing or Amendment	New Exercise Price	Length of Original Option Term Remaining at Date of Repricing or Amendment
W. Don Cornwell	7/24/01	123,600	$2.90	$11.125	$7.563	82 months
	7/24/01	122,000	$2.90	$11.25	$7.563	58 months

Stuart J. Beck	7/24/01	108,600	$2.90	$11.125	$7.563	82 months
	7/24/01	91,000	$2.90	$11.25	$7.563	58 months

Robert E. Selwyn, Jr.	7/24/01	110,000	$2.90	$12.438	$7.563	64 months

By the compensation committee of the Board of Directors

Thomas R. Settle

Jon E. Barfield

Charles J. Hamilton, Jr.

Veronica Pollard

Compensation Committee Interlocks and Insider Participation

During 2001, Thomas R. Settle, Charles J. Hamilton, Jr., Veronica Pollard and Jon E. Barfield served as members of the Compensation Committee of the Board of Directors of the Company.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information, as of March 1, 2002, regarding beneficial ownership of the (i) the Company’s Voting Common Stock by each shareholder who is known by the Company to own beneficially more than 5% of the outstanding Voting Common Stock, each director, each executive officer and all directors and officers as a group, and (ii) beneficial ownership of the Company’s Common Stock (Nonvoting) (assuming exercise of all options for the purchase of Common Stock (Nonvoting), which exercise is at the option of the holder within sixty (60) days) by each director, each executive officer and all directors and officers as a group.  The Company also has 236,184 shares of its 12.75% Cumulative Exchangeable Preferred Stock outstanding, none of which are owned by any officers or directors of the Company.  Except as set forth in the footnotes to the table, each shareholder listed below has informed the Company that such shareholder has (i) sole voting and investment power with respect to such shareholder’s shares of stock, except to the extent that authority is shared by spouses under applicable law and (ii) record and beneficial ownership with respect to such shareholder’s shares of stock.

	Voting Common Stock		Common Stock (Nonvoting)
	Shares Beneficially Owned		Shares Beneficially Owned
	Number	Percent	Number		Percent (1)
W. Don Cornwell	98,250	55.0%	1,613,200	(2)	8.2%

Stuart J. Beck	80,250	45.0%	1,457,462	(3)	7.4%

Robert E. Selwyn, Jr.			366,324	(4)	1.9%

Lawrence I. Wills			55,472	(5)	*

Ellen McClain			88,789	(6)	*

Martin F. Beck			283,117	(7)	1.5%

James L. Greenwald			191,732	(8)	1.0%

Edward Dugger III			87,078	(9)	*

Thomas R. Settle			234,500	(10)	1.3%

Charles J. Hamilton, Jr.			139,703	(11)	*

M. Fred Brown			88,492	(12)	*

Jon E. Barfield			74,917	(13)	*

Veronica Pollard			63,934	(14)	*

All directors and officers as a group(13)	178,500	100.0%	4,762,266		22.0%

*              Less than 1%.

(1)                                  Percentage figures assume the exercise of options for the purchase of Common Stock (Nonvoting) held by such shareholder, which conversion or exercise is at the option of the holder within sixty days.

(2)                                  Includes 1,143,000 shares issuable upon exercise of options granted to Mr. Cornwell under the Stock Option Plan which are exercisable at the option of the holder within sixty days and a total of 26,800 shares held by Mr. Cornwell’s immediate family.  Mr. Cornwell disclaims beneficial ownership with respect to such 26,800 shares.  The business address of Mr. Cornwell is Granite Broadcasting Corporation, 767 Third Avenue, 34th Floor, New York, New York, 10017.

(3)                                  Includes 1,106,800 shares issuable upon exercise of options granted to Stuart J. Beck under the Stock Option Plan which are exercisable at the option of the holder within sixty (60) days and a total of 8,000 shares held in trust for Mr. Beck’s children.  Mr. Beck disclaims beneficial ownership with respect to such 8,000 shares.  The business address of Mr. Stuart Beck is Granite Broadcasting Corporation, 767 Third Avenue, 34th Floor, New York, New York, 10017.

(4)                                  Includes 250,000 shares issuable upon exercise of options granted to Mr. Selwyn under the Stock Option Plan which are exercisable at the option of the holder within sixty days.

(5)                                  Includes 56,350 shares issuable upon the exercise of options granted to Mr. Wills under the Stock Option Plan which are exercisable at the option of the holder within sixty days.

(6)                                  Includes 53,100 shares issuable upon exercise of options granted to Ms. McClain under the Stock Option Plan which are exercisable at the option of the holder within 60 days.

(7)                                  Includes 8,250 shares held by Mr. Beck’s wife, 29,264 shares held by the Martin F. Beck Family Foundation and 56,100 shares issuable upon exercise of options granted under the Directors’ Stock Option Plan which are exercisable at the option of the holder within sixty days.  Mr. Beck disclaims beneficial ownership with respect to shares held by his spouse and by the Martin F. Beck Family Foundation.

(8)                                  Includes 81,775 shares issuable upon exercise of options granted to Mr. Greenwald under the Directors’ Stock Option Plan which are exercisable at the option of the holder within sixty days.

(9)                                  Includes 47,875 shares issuable upon exercise of Options granted to Mr. Dugger under the Directors’ Stock Option Plan which are exercisable at the option of the holder within sixty days.

(10)                            Includes 3,000 shares held by Mr. Settle’s wife as custodian for his children and 81,735 shares issuable upon exercise of options granted to Mr. Settle under the Directors’ Stock Option Plan which are exercisable at the option of the holder within sixty days.  Mr. Settle disclaims beneficial ownership with respect to the shares held by his spouse.

(11)                            Includes 2,800 shares held by Mr. Hamilton’s wife as custodian for their minor children under the UGMA and 92,450 shares issuable upon exercise of options granted to Mr. Hamilton under the Directors’ Stock Option Plan, which are exercisable at the option of the holder within sixty days.  Mr. Hamilton disclaims beneficial ownership with respect to the shares held by his spouse.

(12)                            Includes 200 shares held by Mr. Brown’s children and 44,625 issuable upon exercise of options granted to Mr. Brown under the Directors’ Stock Option Plan which are exercisable at the option of the holder within sixty days.

(13)                            Includes 41,250 shares issuable upon exercise of options granted to Mr. Barfield under the Directors’ Stock Option Plan which are exercisable at the option of the holder within sixty days.

(14)                            Includes 31,250 shares issuable upon exercise of options granted to Ms. Pollard under the Directors’ Stock Option Plan which are exercisable at the option of the holder within sixty days.

Item 13.  Certain Relationships and Related Transactions

Between 1995 and 1998, the Company loaned Mr. Cornwell, Chief Executive Officer and Chairman of the Board of Directors, $2,911,000 in four separate transactions to pay the exercise price on stock options exercises and certain personal income taxes.  On January 1, 2001, the Company loaned Mr. Cornwell an additional $375,000. On February 15, 2001, the Company agreed to consolidate the five loans into one loan in the amount of $3,286,000. The new promissory note matures on January 25, 2006 or, if earlier, 30 days after the officer’s termination of employment. The new promissory note does not bear interest, but interest at an annual rate of 6.75 percent will be imputed as additional compensation to the officer.  The new promissory note allows for the loan to be forgiven in one-third increments if the Company’s Common Stock (Nonvoting) trades for ten consecutive trading days at $15, $20, and $25, respectively, or if the per share consideration received by the Company’s common stockholders in a Change of Control (as defined in the Indentures governing the Company’s senior subordinated notes) equals at least $15.00, $20.00 or $25.00, respectively.  In addition, on February 15, 2001 the Company forgave $232,247 of interest accrued on Mr. Conrwell’s loans during the year ended December 31, 2000.

In 1995, the Company loaned Mr. Stuart Beck, President and a member of the Board of Directors, $221,200 to pay for certain personal taxes. On February 15, 2001, the Company agreed to cancel this loan and issue a new loan in the same amount. The new promissory note matures on January 25, 2006 or, if earlier, 30 days after the officer’s termination of employment. The new promissory note does not bear interest, but interest at an annual rate of 6.75 percent will be imputed as additional compensation to the officer.  The new promissory note allows for the loan to be forgiven in one-third increments if the Company’s Common Stock (Nonvoting) trades for ten consecutive trading days at $15, $20, and $25, respectively, or if the per share consideration received by the Company’s common stockholders in a Change of Control (as defined in the Indentures governing the Company’s senior subordinated notes) equals at least $15.00, $20.00 or $25.00, respectively. In addition, on February 15, 2001 the Company forgave $19,908 of interest accrued on Mr. Beck’s loan during the year–ended December 31, 2000.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)1  Financial Statements

 GRANITE BROADCASTING CORPORATION

  Report of Independent Auditors

  Consolidated Statements of Operations for the Years

    Ended December 31, 1999, 2000 and 2001

  Consolidated Balance Sheets as of December 31, 2000 and 2001

  Consolidated Statements of Stockholders’ Equity (Deficit)

    For the Years Ended December 31, 1999, 2000 and 2001

  Consolidated Statements of Cash Flows for the Years

    Ended December 31, 1999, 2000 and 2001

  Notes to Consolidated Financial Statements

(a)2  Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts

Schedule I — Condensed Financial Information, Schedule III — Real Estate and Accumulated Depreciation, Schedule IV — Mortgage Loans on Real Estate and Schedule V — Supplemental Information Concerning Property - Casualty Insurance Operations have  been omitted because they are not applicable to the Company.

(a)3  Exhibits

3.1d/	Third Amended and Restated Certificate of Incorporation of the Company, as amended.

3.2r/	Amended and Restated Bylaws of the Company.

3.3g/

Certificate of Designations of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of the Company’s 12¾%, Cumulative Exchangeable Preferred Stock and Qualifications, Limitations and Restrictions Thereof.

4.37b/

Indenture, dated as of May 19, 1995, between Granite Broadcasting Corporation and United States Trust Company of New York for the Company’s $175,000,000 Principal Amount 10-3/8% Senior Subordinated Notes due May 15, 2005.

4.38c/	Form of 10-3/8% Senior Subordinated Note due May 15, 2005.

4.41f/

Indenture, dated as of February 22, 1996, between Granite Broadcasting Corporation and The Bank of New York relating to the Company’s $110,000,000 Principal Amount 9–3/8% Series A Senior Subordinated Notes due December 1, 2005.

4.42f/	Form of 9-3/8% Series A Senior Subordinated Note due December 1, 2005.

4.44g/

Indenture, dated as of January 31, 1997, between Granite Broadcasting Corporation and The Bank of New York for the Company’s 12¾% Series A Exchange Debentures and 12¾% Exchange Debentures due April 1, 2009.

4.45g/	Form of 12¾% Exchange Debenture due April 1, 2009 (included in the Indenture filed as Exhibit 4.44).

4.49l/	Indenture dated as of May 11, 1998, between the Company and The Bank of New York, as Trustee, relating to the Company’s 8-7/8% Senior Subordinated Notes due May 15, 2008 (including form of note).

4.51p/	Series A Warrant to purchase 2,500,000 shares of Common Stock of Granite Broadcasting Corporation issued May 31, 2000 to National Broadcasting Company, Inc.

4.52p/	Series B Warrant to purchase 2,000,000 shares of Common Stock of Granite Broadcasting Corporation issued May 31, 2000 to National Broadcasting Company, Inc.

4.53p/	Registration Rights Agreement, dated May 31, 2000 between Granite Broadcasting Corporation and National Broadcasting Company, Inc.

4.54q/

Credit Agreement dated as of March 6, 2001, among Granite Broadcasting Corporation, as Borrower, the Lenders party thereto, Goldman Sachs Credit Partners L.P., as Administrative Agent, Tranche B Collateral Agent, Sole Lead Arranger and Sole Bookrunner, and Foothill Capital Corporation, as Tranche A Collateral Agent.

4.55q/	Warrant to purchase 753,491 shares of Common Stock (Nonvoting) of Granite Broadcasting Corporation issued March 6, 2001 to Goldman Sachs & Co.

10.1n/	Granite Broadcasting Corporation Stock Option Plan, as amended through October 26, 1999.

10.12f/	Network Affiliation Agreement (WPTA-TV).

10.13a/	Employment Agreement dated as of September 20, 1991 between Granite Broadcasting Corporation and W. Don Cornwell.

10.14a/	Employment Agreement dated as of September 20, 1991 between Granite Broadcasting Corporation and Stuart J. Beck.

10.15l/	Granite Broadcasting Corporation Management Stock Plan, as amended through April 28, 1998.

10.19n/	Granite Broadcasting Corporation Directors’ Stock Option Plan, as amended through October 26, 1999.

10.20b/	Network Affiliation Agreement (WTVH-TV).

10.25d/	Granite Broadcasting Corporation Employee Stock Purchase Plan, dated February 28, 1995.

10.28e/	Network Affiliation Agreement (WKBW).

10.30g/	Employment Agreement dated as of September 19, 1996 between Granite Broadcasting Corporation and Robert E. Selwyn, Jr.

10.31r/	Non–Employee Directors Stock Plan of Granite Broadcasting Corporation, as amended through December 31, 2000.

10.32h/	Stock Purchase Agreement, dated as of October 3, 1997, by and among Granite Broadcasting Corporation, Pacific FM Incorporated, James J. Gabbert and Michael P. Lincoln.

10.34i/	First Amendment to Purchase and Sale Agreement, dated as of July 20, 1998 among Granite Broadcasting Corporation, Pacific FM Incorporated, James J. Gabbert and Michael P. Lincoln.

10.36j/	Stock Purchase Agreement, dated as of June 26, 1998, between Granite Broadcasting Corporation and The Michael Lincoln Charitable Remainder Unitrust.

10.37k/	Stock Purchase Agreement, dated as of June 26, 1998, between Granite Broadcasting Corporation and The James J. Gabbert Charitable Remainder Unitrust.

10. 38m/	Extension Letter, dated February 28, 1999 between Granite Broadcasting Corporation and Robert E. Selwyn, Jr. extending the term of Mr. Selwyn’s Employment Agreement to January 31, 2003.

10.46o/	The Granite Broadcasting Corporation 2000 Stock Option Plan, dated as of April 25, 2000.

10.47p/

Network Affiliation Agreement, dated as of May 31, 2000 among Granite Broadcasting Corporation, the Parties set forth on Schedule I thereto, and NBC Television Network (KNTV(TV), KSEE, KBJR and WEEK-TV).

10.48p/	Supplemental Agreement, dated as of May 31, 2000, between Granite Broadcasting Corporation and National Broadcasting Company, Inc.

10.50q/

Amended and Restated Network Affiliation Agreement, dated as of March 6, 2001 among Granite Broadcasting Corporation, the Parties set forth on Schedule I thereto, and NBC Television Network (KNTV(TV)).

10.51q/

Amended and Restated Network Affiliation Agreement, dated as of March 6, 2001 among Granite Broadcasting Corporation, the Parties set forth on Schedule I thereto, and NBC Television Network (KSEE, KBJR-TV and WEEK-TV).

10.52s/

First Amendment, dated as of October 5, 2001, to the Credit Agreement, dated as of March 6, 2001, by and among Granite Broadcasting Corporation, the Lenders party thereto, Goldman Sachs Credit Partners L.P., as agent for the Lenders, as sole lead arranger and book runner and as Tranche B Collateral Agent, and Foothill Capital Corporation, as Tranche A Collateral Agent.

10.53t/	Stock Purchase Agreement, dated as of December 14, 2001, by and among National Broadcasting Company, Inc., Granite Broadcasting Corporation, KNTV Television, Inc. and KNTV License, Inc.

21.	Subsidiaries of the Company.

23.	Consent of Independent Auditors (Ernst & Young LLP).

a/                             Incorporated by reference to the similarly numbered exhibits to the Company’s Registration Statement No. 33-43770 filed on November 5, 1991.

b/                            Incorporated by reference to the similarly numbered exhibits to the Company’s Registration Statement No. 33-94862 filed on July 21, 1995.

c/                             Incorporated by reference to the similarly numbered exhibits to Amendment No. 2 to Registration Statement No. 33-94862 filed on October 6, 1995.

d/                                                                                     Incorporated by reference to the similarly numbered exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, filed on March 29, 1995.

e/                                                                                      Incorporated by reference to the similarly numbered exhibit to the Company’s Current Report on Form 8-K filed on July 14, 1995.

f/                                                                                        Incorporated by reference to the similarly numbered exhibit to the Company’s Annual Report on Form 10–K for the fiscal year ended December 31, 1995, filed on March 28, 1996.

g/                                                                                     Incorporated by reference to the similarly numbered exhibit to the Company’s Annual Report on Form 10–K for the fiscal year ended December 31, 1996, filed on March 21, 1997.

h/                                                                                     Incorporated by reference to Exhibit Number 1 to the Company’s Current Report on Form 8–K, filed on October 17, 1997.

i/                                                                                         Incorporated by reference to Exhibit Number 2.5 to the Company’s Current Report on Form 8–K, filed on August 13, 1998.

j/                                                                                         Incorporated by reference to Exhibit Number 2.3 to the Company’s Current Report on Form 8-K, filed on July 1, 1998.

k/                                                                                      Incorporated by reference to Exhibit Number 2.4 to the Company’s Current Report on Form 8–K, filed on July 1, 1998.

l/                                                                                         Incorporated by reference to the similarly numbered exhibit to the Company’s Registration Statement No. 333-56327 filed on June 8, 1998.

m/                                                                                   Incorporated by reference to the similarly numbered exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed on March 31, 1999.

n/                                                                                     Incorporated by reference to the similarly numbered exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed on March 30, 2000.

o/                                                                                     Incorporated by reference to the similarly numbered exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, filed on May 15, 2000.

p/                                                                                     Incorporated by reference to the similarly numbered exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed on August 14, 2000.

q/                                                                                     Incorporated by reference to the similarly numbered exhibit to the Company’s Current Report on Form 8-K, filed on March 9, 2001.

r/                                                                                        Incorporated by reference to the similarly numbered exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed on March 30, 2001.

s/                                                                                      Incorporated by reference to the similarly numbered exhibit to the Company’s Current Report on Form 8-K, filed on October 24, 2001.

t/                                                                                        Incorporated by reference to the similarly numbered exhibit to the Company’s Current Report on Form 8-K, filed on December 19, 2001.

(b)  Reports on Form 8-K.

Current Report on Form 8-K filed October 24, 2001, disclosing that the Company entered into a First Amendment to its senior credit agreement, effective October 23, 2001.

Current Report on Form 8-K filed December 19, 2001, disclosing that the Company and certain of its subsidiaries entered into a definitive agreement with National Broadcasting Company, Inc. (“NBC”), whereby NBC will acquire from the Company the San Francisco-Oakland-San Jose, California market-based KNTV television station.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 29h day of March, 2002.

GRANITE BROADCASTING CORPORATION

By:	/s/ W. DON CORNWELL
W. Don Cornwell
Chief Executive Officer and Chairman
of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date
/s/ W. DON CORNWELL	Chief Executive Officer	March 29, 2002
(W. Don Cornwell)	(Principal Executive Officer) and Chairman of the Board of Directors

/s/ STUART J. BECK	President and Secretary and Director	March 29, 2002
(Stuart J. Beck)

/s/ LAWRENCE I. WILLS	Senior Vice President — Chief Administrative	March 29, 2002
(Lawrence I. Wills)	Officer (Principal Accounting Officer)

/s/ ELLEN MCCLAIN	Senior Vice President — Chief Financial	March 29, 2002
(Lawrence I. Wills)	Officer (Principal Financial Officer)

/s/ ROBERT E. SELWYN, JR.	Chief Operating Officer and Director	March 29, 2002
(Robert E. Selwyn, Jr.)

/s/ MARTIN F. BECK	Director	March 29, 2002
(Martin F. Beck)

/s/ JAMES L. GREENWALD	Director	March 29, 2002
(James L. Greenwald)

/s/ EDWARD DUGGER III	Director	March 29, 2002
(Edward Dugger III)

/s/ THOMAS R. SETTLE	Director	March 29, 2002
(Thomas R. Settle)

/s/ CHARLES J. HAMILTON, JR.	Director	March 29, 2002
(Charles J. Hamilton, Jr.)

/s/ M. FRED BROWN	Director	March 29, 2002
(M. Fred Brown)

/s/ JON E. BARFIELD	Director	March 29, 2002
(Jon E. Barfield)

/s/ VERONICA E. POLLARD	Director	March 29, 2002
(Veronica E. Pollard)