Form 10-K/A
period 2001-12-31
GRANITE BROADCASTING CORP
filed 2002-05-07
CIK 839621

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

AMENDMENT NO. 1
TO
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001
Commission file number 0-19728

GRANITE BROADCASTING CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	13-3458782 (I.R.S.Employer Identification No.)

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

        This Amendment No. 1 on Form 10-K/A is being filed by Granite Broadcasting Corporation, a Delaware corporation ("Granite" or the "Company"), to amend the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed with the Securities and Exchange Commission on April 1, 2002, by restating Items 1, 7, 7A, 8 and 14 thereof, each in its entirety, as follows:

PART I

Item 1. Business

        Granite is a group broadcasting company founded in 1988 to acquire and manage network-affiliated television stations and other media and communications-related properties. The Company's goal is to identify and acquire properties that management believes have the potential for substantial long-term appreciation and to aggressively manage such properties to improve their operating results. As of December 31, 2001, the Company owned and operated nine network-affiliated television stations: WTVH-TV, the CBS affiliate serving Syracuse, New York ("WTVH"); KSEE-TV, the NBC affiliate serving Fresno-Visalia, California ("KSEE"); WPTA-TV, the ABC affiliate serving Fort Wayne, Indiana ("WPTA"); WEEK-TV, the NBC affiliate serving Peoria-Bloomington, Illinois ("WEEK-TV"); KBJR-TV, the NBC affiliate serving Duluth, Minnesota and Superior, Wisconsin ("KBJR"); WKBW-TV, the ABC affiliate serving Buffalo, New York ("WKBW"); WDWB-TV, the WB Network affiliate serving Detroit, Michigan ("WDWB"); KBWB-TV, the WB Network affiliate serving San Francisco-Oakland-San Jose, California ("KBWB"); and KNTV, the NBC affiliate serving San Francisco-Oakland-San Jose, California ("KNTV"). The Company also owns a sixty percent indirect interest in Channel 11 License, Inc., the permittee of television station KRII, Channel 11, International Falls, Minnesota. As discussed below, on April 30, 2002, the Company sold KNTV to NBC.

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

Recent Developments

Asset Disposition

        On December 14, 2001, the Company entered into a definitive agreement with the National Broadcasting Company, Inc. ("NBC") to sell KNTV. The sale transaction was completed on April 30, 2002. NBC paid the Company $230,000,000 plus a working capital and other adjustments of $14,545,000. In addition, NBC refunded the Company $20,473,000 of the affiliation payment due to NBC on January 1, 2002 under the terms of the KNTV NBC affiliation agreement (the "San Francisco

Affiliation Agreement"), which the Company prepaid on March 6, 2001. The Company repaid $170,000,000 of outstanding senior debt and $14,763,000 of deferred interest and other fees associated with the senior credit facility and the amended credit agreement discussed below upon consummation of the sale. The San Francisco Affiliation Agreement terminated upon the closing of the sale and the Company is not required to make any further affiliation payments to NBC. The warrants issued to NBC as part of the San Francisco Affiliation Agreement have been returned to the Company. The Company's affiliation agreements for KSEE-TV, WEEK-TV, and KBJR-TV, which involve no payment obligations, will remain in effect until their expiration on December 31, 2011.

New Amended and Restated Senior Credit Agreement

        Simultaneously with the closing of the sale of KNTV, the Company entered into an amended and restated senior credit agreement (the "Credit Agreement"). The Credit Agreement consists of (i) a committed $60,000,000 Tranche A term loan facility, (ii) a committed $80,000,000 Tranche B term loan facility and (iii) an uncommitted $10,000,000 Tranche C supplemental term loan facility. The Tranche B loan commitment expires 120 days after the closing, unless previously canceled by the Company, and may be extended at the lenders' option for an additional period of time. The terms of the Tranche C term loan have not been fully negotiated, and borrowing of the Tranche C loans will require supplemental action by the Board of Directors of the Company. The obligations of the Company with respect to all of the loan facilities are secured by substantially all of the assets of the Company and its subsidiaries.

        Upon entering into the Credit Agreement, the Company rolled over existing outstanding loans under the prior loan facility into an initial Tranche A borrowing in the amount of $35,000,000. Proceeds from Tranche A and Tranche B term loans shall be used for working capital and general corporate purposes. The Tranche A loans bear interest at the greater of LIBOR plus 4.50% or 6.50% and the Tranche B loans bear interest at the greater of LIBOR plus 9% or 11%. All interest is payable monthly in arrears. The Credit Agreement matures on April 15, 2004, at which time the Company must repay the principal amount of all outstanding loans and all other obligations then due and owing under the Credit Agreement. The Credit Agreement requires the Company, among other matters, to maintain compliance with certain financial tests, including but not limited to, minimum net revenue, broadcast cash flow, EBITDA, working capital and cash balances.

Company and Industry Overview

        The following table sets forth general information for each of the Company's television stations:

Station	Market Area	Date of Acquisition	Channel/ Frequency	Network Affiliation	Market Rank (1)	Other Commercial Stations in DMA		Expiration Date of FCC License
KBWB-TV	San Francisco -Oakland -San Jose, CA	07/20/98	20/UHF	WB	5	17	(2)	12/01/06
WDWB-TV	Detroit, MI	01/31/97	20/UHF	WB	9	7		10/01/05
WKBW-TV	Buffalo, NY	06/29/95	7/VHF	ABC	44	8		06/01/07
KNTV (TV) (3)	San Francisco -Oakland — San Jose, CA	02/05/90	11/VHF	NBC	5	17	(2)	12/01/06
KSEE-TV	Fresno-Visalia, CA	12/23/93	24/UHF	NBC	54	10	(4)	12/01/06
WTVH-TV	Syracuse, NY	12/23/93	5/VHF	CBS	80	5		06/01/07
WPTA-TV	Fort Wayne, IN	12/11/89	21/UHF	ABC	104	4		08/01/05
WEEK-TV	Peoria — Bloomington, IL	10/31/88	25/UHF	NBC	112	4		12/01/05
KBJR-TV	Duluth, MN -Superior, WI	10/31/88	6/VHF	NBC	132	5		12/01/05

(1)
"Market rank" refers to the size of the television market or Designated Market Area ("DMA") as defined by the A.C. Nielsen Company ("Nielsen"). All market rank data is derived from the Nielsen Media Research web site's 2001-2002 DMA's.

(2)
Includes KDTV, San Francisco and KSTS, San Jose, both of which broadcast entirely in Spanish.

(3)
On April 30, 2002, the Company sold KNTV to NBC.

(4)
Includes KFTV Hanford-Fresno and KMSG, Sanger-Fresno, both of which broadcast entirely in Spanish.

        Commercial television broadcasting began in the United States on a regular basis in the 1940s. Currently, there are a limited number of channels available for broadcasting in any one geographic area and the license to operate a broadcast station is granted by the FCC. Television stations can be distinguished by the frequency on which they broadcast. Television stations that broadcast over the very high frequency ("VHF") band of the spectrum generally have some competitive advantage over television stations that broadcast over the ultra-high frequency ("UHF") band of the spectrum because the former usually have better signal coverage and operate at a lower transmission cost. In television markets in which all local stations are UHF stations, such as Fort Wayne, Indiana, Peoria-Bloomington, Illinois and Fresno-Visalia, California, no competitive disadvantage exists.

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

GROSS REVENUES, BY CATEGORY,
FOR THE COMPANY'S STATIONS (1)
(dollars in thousands)

	Years Ended December 31,
	1997		1998		1999		2000		2001
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Local/Regional (2)	$87,412	48.3%	$89,144	46.0%	$89,626	49.2%	$82,466	48.3%	$70,876	52.0%
National (3)	78,833	43.5	76,446	39.4	79,780	43.7	68,624	40.2	55,583	40.8
Network Compensation(4)	7,859	4.3	6,715	3.5	5,074	2.8	4,418	2.6	4,272	3.1
Political (5)	1,036	0.6	15,752	8.1	2,601	1.4	10,413	6.1	1,167	1.0
Other Revenue (6)	5,943	3.3	5,877	3.0	5,249	2.9	4,854	2.8	4,276	3.1

Total	$181,083	100.0%	$193,934	100.0%	$182,330	100.0%	$170,775	100.0%	$136,174	100.0%

(1)
The information in this table includes revenues received by KNTV, which the Company sold to NBC on April 30, 2002.

(2)
Represents sale of advertising time to local and regional advertisers or agencies representing such advertisers and other local sources.

(3)
Represents sale of advertising time to agencies representing national advertisers.

(4)
Represents payment by networks for broadcasting network programming.

(5)
Represents sale of advertising time to political advertisers.

(6)
Represents miscellaneous revenue, including payment for production of commercials.

        Automobile advertising constitutes the Company's single largest source of gross revenues, accounting for approximately 20% of the Company's total gross revenues in 2001. Gross revenues from restaurants, paid programming, and entertainment-related businesses accounted for approximately 24% of the Company's total gross revenues in 2001. Each other category of advertising revenue represents less than 5% of the Company's total gross revenues.

        The following is a description of each of the Company's television stations:

KBWB: San Francisco-Oakland-San Jose, California

        KBWB began operations in 1968 and commenced operating as a WB Network affiliate in 1995.

        The San Francisco-Oakland-San Jose economy is centered around apparel, banking and finance, biosciences, engineering and architecture, film and TV production, health care, high technology, manufacturing, multimedia, telecommunications, tourism and wineries. The average household income in the DMA was $61,572, according to estimates provided in the BIA Investing in Television 2001 Market Report (the "BIA Report"). Leading employers in the area include Safeway Supermarkets, Hewlett-Packard, Seagate Technology, The Gap, Intel, Chevron, Oracle, Kaiser-Permanente and Levi-Strauss. The San Francisco-Oakland-San Jose DMA is also the home of several universities, including the University of California Berkeley, San Francisco State University, San Jose State University, Stanford University, California State University-Hayward, Santa Clara University and the University of San Francisco, with aggregate enrollment estimated at over 122,000.

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

KNTV: San Francisco-Oakland-San Jose, California

        KNTV began operations in 1955 and was affiliated with ABC until July 1, 2000. KNTV was operated as an independent station until January 1, 2002, when it became an NBC affiliate. (See the description of the San Francisco-Oakland-San Jose, California market above). On April 30, 2002, the Company sold KNTV to NBC.

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

        The area's primary industries include mining, fishing, food products, paper, medical, shipping, tourism and timber. The average income by household in the DMA was $34,895, according to estimates provided in the BIA Report. Duluth is one of the major ports in the United States out of which iron ore, coal, limestone, cement, grain, paper and chemicals are shipped. Prominent corporations located in the area include Northwest Airlines, Minnesota Power, U.S. West, Mesabi & Iron Range Railway Co., Wal-Mart, Jeno Paulucci International, Lake Superior Industries, Potlatch Corporation, Boise Cascade, Burlington Northern Railway, Target (Dayton-Hudson Corporation), ConAgra, International Multifoods, Peavey, Cargill, U.S. Steel, Cleveland-Cliffs Corporation, Norwest Bank, Shopko, Cub Foods and Advanstar. The Duluth-Superior area is also the home of numerous educational institutions such as the University of Minnesota-Duluth, the University of Wisconsin-Superior and the College of St. Scholastica, with aggregate enrollment over 12,000 students.

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

        In contrast, a fully independent station purchases or produces all of the programming that it broadcasts, resulting in generally higher programming costs, although the independent station is, in theory, able to retain its entire inventory of advertising and all of the revenue obtained there from. However, barter and cash-plus-barter arrangements are becoming increasingly popular. Under such arrangements, a national program distributor typically retains up to 50% of the available advertising time for programming it supplies, in exchange for reduced fees for such programming.

        Each of the Company's stations is affiliated with a Network pursuant to an affiliation agreement. KSEE, WEEK, KBJR, and KNTV are affiliated with NBC; WPTA and WKBW are affiliated with ABC; WTVH is affiliated with CBS; and KBWB and WDWB are affiliated with the WB Network.

        In substance, each Traditional Network affiliation agreement provides the Company's station with the right to broadcast all programs transmitted by the Network with which it is affiliated. In exchange, the Network has the right to sell a substantial majority of the advertising time during such broadcast. In addition, for every hour that the station elects to broadcast Traditional Network programming, generally the Network pays the station a fee, specified in each affiliation agreement, which varies with the time of day. Typically, "prime-time" programming (Monday through Saturday 8-11 p.m. and Sunday 7-11 p.m. Eastern Time) generates the highest hourly rates. Rates are subject to increase or decrease by the Network during the term of each affiliation agreement, with provisions for advance notice to, and right of termination by, the station in the event of a reduction in rates. NBC's obligation to pay such fees to KSEE, WEEK and KBJR terminated on December 31, 2001. In addition, the Company did not receive any such fees for KNTV, which became an NBC affiliate on January 1, 2002, and was sold to NBC on April 30, 2002.

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

Ownership Restrictions

        The Communications Act also prohibits the assignment of a license or the transfer of control of a licensee without prior approval of the FCC. In its review process, the FCC considers financial and legal qualifications of the prospective assignee or transferee and also determines whether the proposed transaction complies with rules limiting the common ownership of certain attributable interests in broadcast, cable, and newspaper media on a local and national level. The FCC's restrictions on multiple ownership could limit the acquisitions and investments that the Company makes or the investments other parties make in the Company, however, none of the Company's officers, directors or holders of voting common stock currently have attributable or non-attributable interests that violate the FCC's ownership rules.

Attribution.

        Ownership of television licensees generally is attributed to officers, directors and shareholders who own 5% or more of the outstanding voting stock of a licensee, except that certain institutional investors who exert little or no control or influence over a licensee may own up to 20% of such outstanding voting stock before attribution results. Under the FCC's "equity-debt plus" rule, a party's interest will be deemed to be attributable if the party owns equity (including all stockholdings, whether voting or non-voting, common or preferred) and debt interests, in the aggregate, exceeding 33% of the total asset value (including debt and equity) of the licensee and it either provides 15% of the station's weekly programming or owns an attributable interest in another broadcast station, cable system or daily newspaper in the market. In contrast, debt instruments, non-voting stock and certain limited partnership interests (provided the licensee certifies that the limited partners are not "materially involved" in the media-related activities of the partnership) will not result in attribution. In December 2000, the FCC revised its rules to eliminate the single majority shareholder exemption from the broadcast attribution rules. Under that exception, the interest of a minority voting shareholder would not be attributable if one person or entity held more than 50% of the combined voting power of the common stock company holding or controlling a broadcast license. Any minority voting stock interest in a company with a single majority shareholder was grand fathered as non-attributable if the interest was acquired before December 14, 2000. The FCC's decision eliminating the single majority shareholder exception as it applies to cable system ownership was appealed to the United States Court of Appeals for the District of Columbia Circuit, and in March 2001, the court reversed the decision and remanded the case to the FCC. In December 2001, the FCC suspended its repeal of the single majority shareholder exception for broadcast attribution rules, effectively reinstating the exception, until it could act on the court remand. Thus, the single majority shareholder exception from the broadcast attribution rules currently is in effect.

        In addition, for purposes of its national and local multiple ownership rules, the FCC attributes local marketing agreements ("LMAs") that involve more than 15% of the brokered station's weekly program time. Thus, if an entity owns one television station in a market and has a qualifying LMA with another station in the same market, this arrangement must comply with all of the FCC's ownership rules including the television duopoly rule. LMA arrangements entered into prior to November 5, 1996 are grand fathered until 2004, while LMAs entered into on or after November 5, 1996 were grand fathered temporarily until August 2001. The Company does not operate any stations pursuant to an LMA. One broadcast entity has appealed the FCC's treatment of LMAs entered into after November 5, 1996 to the United States Court of Appeals for the District of Columbia Circuit. Oral argument in that case was held in January 2002, however, the Company is unable to predict how the court will rule or how its ruling potentially could affect the Company.

National Ownership Rules

        FCC rules provide that no individual or entity may have an attributable interest in television stations that reach more than 35% of the national television viewing audience. For purposes of this calculation, stations in the UHF band, which covers channels 14 - 69, are attributed with only 50% of the households attributed to stations in the VHF band, which covers channels 2 - 13. Under its recently revised ownership rules, if an entity has attributable interests in two television stations in the same market, the FCC will count the audience reach of that market only once for purposes of applying the national ownership cap. In its most recent Biennial review of this restriction, the FCC decided not to relax the 35% cap. In response to a judicial challenge of the FCC's decision, in February 2002, the United States Court of Appeals for the District of Columbia Circuit reversed the FCC's decision and remanded the 35% broadcast ownership rule back to the FCC for further consideration. Specifically, the Court found that the FCC failed to adequately justify its decision not to repeal or modify the national ownership cap rule as required by the Communications Act. The national television ownership cap remains in effect while the FCC reconsiders its decision in light of the federal court directive. Further relaxation of the national television ownership rule could result in additional television station ownership consolidation.

Television Duopoly Rule

        The FCC's television duopoly rule permits a party to have attributable interests in two television stations without regard to signal contour overlap provided the stations are licensed to separate DMAs, as determined by Nielsen. In addition, the rule permits parties to own up to two television stations in the same DMA as long as at least eight independently owned and operating full-power television stations remain in the market at the time of acquisition, and at least one of the two stations is not among the top four ranked stations in the DMA based on specified audience share measures. Under the FCC's rules, once a company acquires a television station duopoly, the joint owner is not required to divest either station if subsequently the number of operating television stations within the market falls below eight, or if either of the two jointly owned stations is later ranked among the top four stations in the market. The FCC also may grant a waiver of the television duopoly rule if one of the two television stations is a "failed" or "failing" station, if the proposed transaction would result in the construction of an unbuilt television station or if compelling public interest factors are present. With the changes in the FCC's rule on television duopolies, the Company's common ownership of KNTV and KBWB is fully consistent with the Commission's rules. As discussed above, on April 30, 2002, the Company sold KNTV to NBC. Additionally, satellite stations authorized to rebroadcast the programming of a parent station located in the same DMA are exempt from the duopoly rule. Thus, the Company's common ownership of KBJR and KRII is fully consistent with the television duopoly rule. Interested parties have challenged the duopoly rule in a proceeding currently pending before the United States Court of Appeals for the District of Columbia Circuit in which oral argument was held in January 2002. The Company is unable to predict the outcome of this judicial proceeding and thus cannot determine the effect, if any, it will have on the Company's business.

Cross-Ownership Rules

        The FCC's rules prohibit the holder of an attributable interest in a television station from also holding an attributable interest in a daily newspaper or cable television system serving a community located within the coverage area of that television station. In February 2002, the United States Court of Appeals for the District of Columbia Circuit vacated the FCC's rule prohibiting the common ownership of a television station and a cable television system in the same market. Specifically, the court held that the FCC had no basis for not repealing or modifying the broadcast/ cable cross-ownership restriction. The court's vacation of the rule has not gone into effect because the rehearing and appeals process has not concluded. The Company cannot predict whether any of these future appeals will be sought and cannot determine the outcome of such appeals.

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

Antitrust Review

        The Department of Justice and the Federal Trade Commission (together the "Antitrust Agencies") have the authority to determine that a particular transaction presents antitrust concerns. The Antitrust Agencies have increased their scrutiny of the television and radio industries, and have indicated their intention to review matters related to the concentration of ownership within markets (including LMAs) even when the ownership or LMA in question is permitted under the regulations of the FCC. In March 2002, the Antitrust Agencies reached an agreement through which the Department of Justice would assume primary control over all merger reviews in the media and entertainment industry; however, the Senate Commerce committee has stated an intention to formally review the Antitrust Agencies' decision to assign media mergers to the Department of Justice. There can be no assurance that future policy and rulemaking activities of the Antitrust Agencies will not impact the Company's operations.

Alien Ownership

        Foreign governments, representatives of foreign governments, non-citizens, representatives of non-citizens, and corporations or partnerships organized under the laws of a foreign nation are barred from holding broadcast licenses. Non-citizens, however, may own up to 20% of the capital stock of a licensee and up to 25% of the capital stock of a United States corporation that, in turn, owns a controlling interest in a licensee. A broadcast license may not be granted to or held by any corporation that is controlled, directly or indirectly, by any other corporation of which more than one-fourth of the capital stock is owned or voted by non-citizens or their representatives, by foreign governments or their representatives, or by non-U.S. corporations, if the FCC finds that the public interest will be served by the refusal or revocation of such license. Under the Telecommunications Act of 1996, non-citizens may serve as officers and directors of a broadcast licensee and any corporation controlling, directly or indirectly, such licensee. The Communications Act from having more than one-fourth of its capital stock owned by non-citizens, foreign governments or foreign corporations, but not from having an officer or director who is a non-citizen restricts the Company.

Equal Employment Opportunity

        In early 2000, the FCC revised its rules requiring broadcast licensees to maintain programs designed to promote equal employment opportunities ("EEO"). In January 2001, the United States Court of Appeals for the District of Columbia Circuit held that the recruitment, outreach, and reporting requirements were unconstitutional. In response to the court's ruling, the FCC suspended enforcement of its EEO rules on January 31, 2001. In December 2001, the Commission initiated a proceeding to seek public comment on proposed new EEO rules. This rulemaking proceeding is pending and the Company cannot predict the outcome or its effect on the Company. Although the EEO rules struck down by the court are no longer in effect, the general prohibition against employment discrimination remains applicable.

Must Carry/Retransmission Consent

        The Cable Television Consumer Protection and Competition Act of 1992 (the "Cable Act") and the FCC's implementing regulations give television stations the right to control the use of their signals on cable television systems. Under the Cable Act, at three year intervals beginning in June 1993, every qualified television station is required to elect whether it wants to avail itself of must-carry rights or, alternatively, to grant retransmission consent. Whether a station is qualified depends on factors such as the number of activated channels on a cable system, the location and size of a cable system, the amount of duplicative programming on a broadcast station and the signal quality of the station at the cable system's head end. If a television station elects retransmission consent, cable systems are required to obtain the consent of that television station for the use of its signal and could be required to pay the television station for such use. The Cable Act further requires mandatory cable carriage of all qualified local television stations electing their must-carry rights or not exercising their retransmission rights. Under the FCC's rules, television stations were required to make their election between must-carry and retransmission consent status by October 1, 1999, for the period from January 1, 2000 through December 31, 2002. Television stations that fail to make an election by the specified deadline are deemed to have elected must-carry status for the relevant three-year period. For the three year period beginning January 1, 2000, each of the Company's stations has either elected its must-carry rights, entered into retransmission consent agreements, or obtained an extension to permit the Company to continue negotiating a retransmission consent agreement with substantially all cable systems in its DMA. The FCC currently is conducting a rulemaking proceeding to determine the scope of the cable systems' carriage obligations with respect to digital broadcast signals during and following the transition from analog to DTV service. In its initial order, the FCC tentatively concluded that broadcasters would not be entitled to mandatory carriage of both their analog and DTV signals and that broadcasters with multiple DTV video programming streams would be required to designate a single primary video stream eligible for mandatory carriage. Alternatively, a broadcaster may negotiate with cable systems for carriage of its DTV signal in addition to its analog signal under retransmission consent.

Satellite Home Viewer Improvement Act

        Under the Satellite Home Viewer Improvement Act ("SHVIA") a satellite carrier generally must obtain retransmission consent before carrying a television station's signal. Specifically, the SHVIA: (1) provides a statutory copyright license to enable satellite carriers to retransmit a local television broadcast station into the station's local market (i.e., provide "local-into-local" service); (2) permits the continued importation of distant network signals (i.e., network signals that originate outside of a satellite subscriber's local television market or designated market areas ("DMA") (1) for certain existing subscribers; (3) provides broadcast stations with retransmission consent rights in their local markets; and (4) mandates carriage of broadcast signals in their local markets after a phase-in period. "Local markets" are defined to include both a station's DMA and its county of license.

        The SHVIA permits satellite carriers to provide distant or nationally broadcast programming to subscribers in "unserved" households (i.e., households are unserved by a particular network if they do not receive a signal of at least Grade B intensity from a station affiliated with that network) until December 31, 2004. However, satellite television providers can retransmit the distant signals of no more than two stations per day for each television network. As of January 1, 2002, a satellite carrier retransmitting the signal of any local broadcast station into the station's local market generally must carry all stations licensed to the carried station's local market upon request.

        Pursuant to the SHVIA, satellite carriers are beginning to offer local broadcast signals to subscribers in some of the nation's largest television markets. As of March 2002, satellite carriers currently carry the signals of KNTV, KBWB and WDWB. As discussed above, on April 30, 2002, the Company sold KNTV to NBC. DirecTV announced plans to expand their local-into-local broadcast offerings into ten new markets, but has not committed to any new markets in which the Company owns a station. EchoStar and DirecTV have stated that if their proposed merger is approved and consummated, they intend to offer local-into-local service in every market; however, the Company cannot predict whether this announced plan will go into effect.

        Satellite carriers have challenged the constitutionality of the satellite must carry requirements. In June 2001, the United States District Court of the Eastern District of Virginia upheld the must carry provisions, and in December 2001, the United States Court of Appeals for the Fourth Circuit affirmed this decision. EchoStar recently petitioned the United States Supreme Court for review of the Fourth Circuit's decision. The Company cannot predict whether the Supreme Court will agree to review the Fourth Circuit's decision or the outcome of the Supreme Court's potential review.

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

        Company-owned stations KBWB and KNTV (which was sold to NBC on April 30, 2002) have constructed and begun operating their DTV facilities. Stations WDWB, WTVH, and WPTA filed timely applications for DTV stations but have not yet received permits to construct their DTV stations. The pending DTV applications are delayed for various reasons, including alleged interference with Canadian broadcast stations and a mutually exclusive application filed by another broadcasting station seeking DTV authority. In March 2002, stations WKBW, KSEE, WEEK, and KBJR each applied for an extension of the DTV build out period, pursuant to the extension guidelines adopted by the FCC. Each station cited the Company's current financial conditions as a reason for delay. Approximately forty percent of all broadcast stations applied for extensions of the DTV construction period. The FCC has not yet acted on the Company stations' requests.

Class A Television Stations.

        In November 1999, Congress enacted the Community Broadcasters Protection Act, which created a new "Class A" status for low power television stations. Under this statute, certain LPTV stations which previously had secondary status to full power television stations are eligible for "Class A" status and are entitled to protection from future displacement by full-power television stations under certain circumstances. The FCC has adopted rules governing the extent of interference protection that must be afforded to Class A stations and the eligibility criteria for these stations. Because Class A stations are required to provide interference protection to full-power television stations, these new facilities are not expected to adversely affect the operations of the Company's television stations.

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

Employees

        The Company and its subsidiaries employed, as of April 1, 2002, approximately 936 persons, of whom approximately 262 are represented by three unions pursuant to agreements expiring in 2002, 2003 and 2004 at the Company's stations. The Company believes its relations with its employees are good.

PART II

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

Introduction

        Comparisons of the Company's consolidated financial statements between the years ended December 31, 2000 and 1999 have been affected by the sale of WEEK-FM, which occurred on July 30, 1999, and the sale of KEYE, which occurred on August 31, 1999, the termination of the ABC affiliation agreement at KNTV on July 1, 2000, significant increases in news expense at KNTV in preparation for it becoming the NBC affiliate for the San Francisco-Oakland-San Jose market effective January 1, 2002, and investments in syndicated programs at the Company's WB affiliates.

        Comparisons of the Company's consolidated financial statements between the years ended December 31, 2001 and 2000 have been affected by the termination of the ABC affiliation agreement at KNTV on July 1, 2000, significant increases in news expense at KNTV and investments in syndicated programs at the Company's WB affiliates. The Company anticipates that comparisons of the Company's consolidated financial statements between the years ended December 31, 2002 and 2001 will be impacted by significant increases in revenues and expenses at KNTV resulting from its switch to the NBC affiliate and continued investment in programming at the WB affiliates.

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

        "Broadcast cash flow," means operating income (loss) plus film write-offs, depreciation, amortization, corporate expense, non-cash compensation and program amortization, less program payments. The Company has included broadcast cash flow data because such data is commonly used as a measure of performance for broadcast companies and is also used by investors to measure a company's ability to service debt. Broadcast cash flow is not, and should not be used as an indicator or alternative to operating income, net loss or cash flow as reflected in the consolidated financial statements, is not a measure of financial performance under accounting principles generally accepted in the United States and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with accounting principles generally accepted in the United States.

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

        Station operating expenses totaled $116,374,000; an increase of $13,694,000 or 13 percent compared to $102,680,000 for the twelve months ended December 31, 2000. The increase was primarily due to an increase in news expense at KNTV of $2,572,000, increased programming costs of $2,579,000 at the Company's WB affiliates, and the accelerated amortization of certain syndicated programs totaling $6,806,000.

        Corporate expense totaled $9,687,000; a decrease of $705,000 or 7 percent compared to $10,392,000 for the twelve months ended December 31, 2000. The decrease was primarily due to a decrease in professional fees. Non-cash compensation expense totaled $1,473,000; a decrease of $501,000 or 25 percent compared to $1,974,000 for the twelve months ended December 31, 2000. The decrease was primarily due to a one-time charge to earnings taken in 2000 resulting from the rescission of the exercise of certain stock options exercised offset in part by increased stock awards granted to certain executives.

        Interest expense totaled $47,482,000; an increase of $17,828,000 or 60 percent compared to $29,654,000 for the twelve months ended December 31, 2000. The increase was primarily due to higher levels of outstanding indebtedness and a higher interest rate on the Company's current Credit Agreement. Included in interest expense for 2001 is approximately $4,671,000 of deferred interest on the Credit Agreement payable on December 31, 2003. Interest income totaled $1,559,000; an increase of $881,000 or 130 percent compared to the twelve months ended December 31, 2000 primarily due to higher cash balances, partially offset by lower interest rates. Non-cash interest expense totaled $7,951,000; an increase of $4,943,000 or 164 percent primarily due to increased deferred financing fees related to the current Credit Agreement.

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

        Station operating expenses totaled $102,680,000; an increase of $9,805,000 or 11 percent compared to $92,874,000 for the twelve months ended December 31, 1999. The increase was primarily due to an increase in programming expense of $7,779,000 at the WB affiliates, an increase in news expense of $4,024,000 at KNTV and an increase in general and administrative expenses of $1,352,000 driven by increases in bad debt reserves. These increases were offset, in part, by decreased operating expenses of $5,549,000 resulting from the sale of the Austin station in August 1999.

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

Liquidity and Capital Resources

        On December 14, 2001, the Company entered into a definitive agreement with NBC to sell KNTV. The sale transaction was completed on April 30, 2002. NBC paid the Company $230,000,000 plus a working capital and other adjustments of $14,545,000. In addition, NBC refunded the Company $20,473,000 of the affiliation payment due to NBC on January 1, 2002 under the terms of the KNTV NBC affiliation agreement (the "San Francisco Affiliation Agreement"), which the Company prepaid on March 6, 2001. The Company repaid $170,000,000 of outstanding senior debt and $14,763,000 of deferred interest and other fees associated with the senior credit facility and the amended credit agreement discussed below upon consummation of the sale. The San Francisco Affiliation Agreement terminated upon the closing of the sale and the Company is not required to make any further affiliation payments to NBC. The warrants issued to NBC as part of the San Francisco Affiliation Agreement have been returned to the Company. The Company's affiliation agreements for KSEE-TV, WEEK-TV, and KBJR-TV, which involve no payment obligations, will remain in effect until their expiration on December 31, 2011.

        Simultaneously with the closing of the sale of KNTV, the Company entered into an amended and restated senior credit agreement (the "Credit Agreement"). The Credit Agreement consists of (i) a committed $60,000,000 Tranche A term loan facility, (ii) a committed $80,000,000 Tranche B term loan facility and (iii) an uncommitted $10,000,000 Tranche C supplemental term loan facility. The Tranche B loan commitment expires 120 days after the closing, unless previously canceled by the Company, and may be extended at the lenders' option for an additional period of time. The terms of the Tranche C term loan have not been fully negotiated, and borrowing of the Tranche C loans will require supplemental action by the Board of Directors of the Company. The obligations of the Company with respect to all of the loan facilities are secured by substantially all of the assets of the Company and its subsidiaries.

        Upon entering into the Credit Agreement, the Company rolled over existing outstanding loans under the prior loan facility into an initial Tranche A borrowing in the amount of $35,000,000. Proceeds from Tranche A and Tranche B term loans shall be used for working capital and general corporate purposes. The Tranche A loans bear interest at the greater of LIBOR plus 4.50% or 6.50% and the Tranche B loans bear interest at the greater of LIBOR plus 9% or 11%. All interest is payable monthly in arrears. The Credit Agreement matures on April 15, 2004, at which time the Company must repay the principal amount of all outstanding loans and all other obligations then due and owing under the Credit Agreement. The Credit Agreement requires the Company, among other matters, to maintain compliance with certain financial tests, including but not limited to, minimum net revenue, broadcast cash flow, EBITDA, working capital and cash balances.

        As of May 3, 2002, the Company had approximately $73,214,000 of cash on hand, of which approximately $36,000,000 is reserved for the payment of income taxes and other expenses related to the sale of KNTV.

        Net cash used in operating activities was $56,950,000 during the year ended December 31, 2001 compared to $3,584,000 during the year ended December 31, 2000 and $31,676,000 during the year ended December 31, 1999. The change from 2000 to 2001 was primarily the result of an increase in cash interest payments, the affiliation prepayment made to NBC and a decrease in operating cash flow, offset in part by a decrease in net operating assets.

        Net cash used in investing activities was $3,232,000 during the year ended December 31, 2001 compared to $7,710,000 during the year ended December 31, 2000 and net cash provided by investing activities of $161,596,000 during the year ended December 31, 1999. The change from 2000 to 2001 was primarily the result of decreased capital expenditures.

        Net cash provided by financing activities was $80,400,000 during the year ended December 31, 2001 compared to $15,049,000 during the year ended December 31, 2000 and net cash used in financing activities of $125,228,000 during the year ended December 31, 1999. The change from 2000 to 2001 primarily resulted from an increase in bank borrowings and a decrease in debt repaid, offset in part by an increase in deferred financing fees.

        The Company expects to spend approximately $13,000,000 in 2002 and $22,000,000 in 2003 in capital expenditures, of which a total of approximately $2,300,000 is associated with the initial implementation of digital technology pursuant to the FCC's relaxed digital television build-out rules. The Company requested a six-month extension from the FCC to effect a portion of such initial implementation because of the Company's financial situation. The Company anticipates it will need an additional $10,700,000 to effect the full build-out of digital television. The Company believes that borrowings under its amended senior credit facility together with internally generated funds from operations and cash on hand will be sufficient to satisfy the Company's cash requirements for its existing operations for the next twelve months and for the foreseeable future thereafter. Under the terms of the Certificate of Designations for the Company's 12 3/4% Cumulative Exchangeable Preferred Stock, the Company is required to make the semi-annual dividends on such shares in cash beginning October 1, 2002. The cash payment of dividend is restricted by the terms of the indentures governing the Company's senior subordinated bonds and is prohibited under the terms of the Credit Agreement. The Company does not anticipate paying cash dividends on its exchangeable preferred stock in the foreseeable future.

Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("Statement 142"), effective January 1, 2002. Under the new rules, goodwill and other indefinite lived intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with Statement 142. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of Statement 142 is expected to result in a decrease in amortization expense of approximately $16,900,000 in 2002. The Company will test goodwill for impairment using the two-step process prescribed in Statement 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. Based on steps the Company has taken to prepare for the adoption of Statement 142, it is likely that a portion of goodwill or other indefinite lived intangible assets will be impaired using the impairment test required by Statement 142. The Company currently evaluates goodwill and other indefinite lived intangible assets for impairment by comparing the entity level unamortized balance of goodwill to projected undiscounted cash flows, which does not result in an indicated impairment. An impairment that is required to be recognized when adopting Statement 142 will be reflected as the cumulative effect of a change in accounting principle in the first quarter of 2002. The Company has not yet determined the amount of the potential impairment loss.

Critical Accounting Policies

        Our accounting policies are described in Note 1 of the consolidated financial statements in Item 8. We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates. We consider the following policies to be most critical in understanding the judgments involved in preparing our financial statements and the uncertainties that could affect our results of operations, financial condition and cash flows.

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

        In accordance with Statement 142, goodwill and other intangible assets deemed to have indefinite lives will no longer be amortized, but instead will be subject to annual impairment tests. The Company will apply the new rule on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite-lived assets as of January 1, 2002, and has not yet determined what effect, if any, applying those tests will have on the Company's financial position and results of operations. The annual impairment testing required by Statement 142 will also require us to use our judgment and could require us to write down the carrying value of our goodwill and other intangible assets in future periods. As of December 31, 2001, the Company had $620,324,000 in goodwill and other intangible assets with indefinite lives. We expect amortization expense to decrease by approximately $16,900,000 as a result of this pronouncement.

Allowance for Doubtful Accounts

        We must make estimates of the uncollectibility of our accounts receivable. We specifically review historical write-off activity by market, large customer concentrations, customer credit worthiness, and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If circumstances change, such as higher than expected defaults or an unexpected material adverse change in an agency's ability to meet its financial obligation to the Company, the Company's estimates of the recoverability of amounts due the Company could be reduced by a material amount.

Impact of Inflation

        We believe that inflation has not had a material impact on our results of operations for each of the three years in the period ended December 31, 2001. However, there can be no assurance that future inflation would not have an adverse impact on our operating results and financial condition.

Seasonality

        Seasonal net revenue fluctuations are common in the television broadcast industry and are due primarily to fluctuations in advertising expenditures by local and national advertisers. The Company's first calendar quarter generally produces the lowest net revenue for the year.

Capital and Commercial Commitments

        The following table and discussion reflect the Company's significant contractual obligations and other commercial commitments as of December 31, 2001:

	Payment Due by Period (1)
Capital Commitment
	Total	Less than 1 Year	1-3 years	4-5 years	After 5 years
Long term debt	$402,942,000	$—	$205,000,000	$197,242,000	$—
Operating leases	5,575,352	1,351,678	2,046,358	2,042,520	134,976
Program contracts	98,522,596	25,674,890	46,764,132	26,083,574	—

(1)
As discussed above, on April 30, 2002, the Company entered into an amended and restated senior credit agreement. Transactions related thereto are not reflected in this table.

        We anticipate that we will fund such obligations and commitments with cash flow from operations and borrowings under Credit Agreement.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

        The Company's earnings may be affected by changes in short-term interest rates as a result of its Credit Agreement. Under the Credit Agreement, the Company pays interest at the greater of LIBOR plus 4.50% or 6.50%, currently 6.50%. As of May 2, 2002, the three-month LIBOR rate was 1.92%. The Company has not entered into any agreements to hedge such risk. A 2% increase in the LIBOR rate would increase interest expense on an annual basis by approximately $672,000. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such environment.

Item 8. Financial Statements and Supplementary Data

Report of Independent Auditors

The Board of Directors and Stockholders
    Granite Broadcasting Corporation

        We have audited the accompanying consolidated balance sheets of Granite Broadcasting Corporation as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

        Since the date of completion of our audit of the accompanying financial statements and initial issuance of our report thereon dated February 20, 2002, which report contained an explanatory paragraph regarding the Company's ability to continue as a going concern, the Company, as discussed in Note 17, has sold KNTV and the proceeds were used to satisfy its obligations under its bank credit agreement, and the Company entered into an amended and restated credit agreement. Therefore, the conditions that raised substantial doubt about whether the Company will continue as a going concern no longer exist.

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

                      ERNST & YOUNG LLP

New York, New York
February 20, 2002
Except for Note 17, as to which the date is
April 30, 2002

GRANITE BROADCASTING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	1999	2000	2001
Net revenue	$149,846,955	$140,070,247	$113,075,276
Station operating expenses	92,874,454	102,679,873	116,373,938
Write-off of film contract rights	—	1,716,535	—
Depreciation	5,454,819	5,724,629	6,076,212
Amortization of intangible assets	26,666,719	26,864,596	26,735,547
Corporate expense	8,861,640	10,392,365	9,686,952
Non-cash compensation expense	935,142	1,974,292	1,472,735

Operating income (loss)	15,054,181	(9,282,043)	(47,270,108)
Other (income) expenses:
Equity in net loss of investee	253,603	—	—
Interest expense	37,616,986	29,653,779	47,481,899
Interest income	(1,265,036)	(678,375)	(1,559,321)
Non-cash interest expense	3,114,890	3,007,570	7,951,079
Gain on sale of assets	(101,291,854)	—	—
Gain from insurance claim	(4,079,207)	(1,247,105)	—
Other	1,616,072	2,079,328	1,141,058

Income (loss) before income taxes and extraordinary item	79,088,727	(42,097,240)	(102,284,823)
Provision (benefit) for income taxes	31,574,238	(10,877,911)	(26,745,010)

Income (loss) before extraordinary item	47,514,489	(31,219,329)	(75,539,813)
Extraordinary (loss) gain, net of tax benefit of $256,655 and tax expense of $2,473,470 in 1999 and 2000, respectively and net of tax benefit of $804,720 in 2001	(384,983)	3,710,204	(1,207,081)

Net income (loss)	$47,129,506	$(27,509,125)	$(76,746,894)

Net income (loss) attributable to common shareholders	$19,912,092	$(56,345,128)	$(109,310,870)

Per common share:
Basic income (loss) before extraordinary item	$1.46	$(3.30)	$(5.82)
Basic extraordinary (loss) gain	(0.03)	0.20	(0.07)

Basic net income (loss)	$1.43	$(3.10)	$(5.89)

Weighted average common shares outstanding	13,968,611	18,203,498	18,568,811
Net income (loss) attributable to common shareholders — assuming dilution	$21,588,040	$(56,345,128)	$(109,310,870)

Per common share:
Diluted income (loss) before extraordinary item	$1.16	$(3.30)	$(5.82)
Diluted extraordinary (loss) gain	(0.02)	0.20	(0.07)

Diluted net income (loss)	$1.14	$(3.10)	$(5.89)

Weighted average common shares outstanding — assuming dilution	19,011,795	18,203,498	18,568,811

See accompanying notes.

GRANITE BROADCASTING CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2000	2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,209,249	$29,426,856
Accounts receivable, less allowance for doubtful accounts ($648,862 in 2000 and $530,273 in 2001)	28,773,620	22,411,572
Film contract rights	17,835,745	16,077,027
Other current assets	29,719,328	6,131,223
Net assets held for sale	—	33,201,988

TOTAL CURRENT ASSETS	85,537,942	107,248,666
PROPERTY AND EQUIPMENT, NET	42,682,736	33,611,468
FILM CONTRACT RIGHTS	8,513,655	8,377,243
OTHER NONCURRENT ASSETS	15,343,241	43,497,269
DEFFERED FINANCING FEES, less accumulated amortization ($5,772,069 in 2000 and $9,656,214 in 2001)	5,027,846	14,887,940
INTANGIBLE ASSETS, NET	574,986,006	523,474,666

	$732,091,426	$731,097,252

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$3,744,779	$1,704,626
Accrued interest	2,903,984	4,255,195
Other accrued liabilities	3,050,888	3,013,340
Film contract rights payable	25,504,608	25,133,014
Other current liabilities	5,085,295	5,738,440

TOTAL CURRENT LIABILITIES	40,289,554	39,844,615
LONG-TERM DEBT	311,390,914	401,206,439
FILM CONTRACT RIGHTS PAYABLE	16,582,412	22,859,716
DEFERRED TAX LIABILITY OTHER NONCURRENT LIABILITIES	96,624,452	68,868,284
OTHER NONCURRENT LIABILITIES	19,843,495	24,353,351
REDEEMABLE PREFERRED STOCK	239,544,783	272,108,759
STOCKHOLDERS' EQUITY (DEFICIT):
Common stock: 41,000,000 shares authorized consisting of 1,000,000 shares of Class A Common Stock, $.01 par value, and 40,000,000 shares of Common Stock (Nonvoting), $.01 par value; 178,500 shares of Class A Common Stock and 18,447,927 shares of Common Stock (Nonvoting) (18,030,811 shares at December 31, 2000) issued and outstanding	182,093	186,264
Additional paid-in capital	2,295,136	—
Retained earnings (accumulated deficit)	7,614,114	(96,703,997)
Less:
Unearned compensation	(1,091,653)	(1,329,179)
Treasury stock, at cost	(297,000)	(297,000)
Note receivable from officer	(886,875)	—

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	7,815,815	(98,143,912)

	$732,091,426	$731,097,252

See accompanying notes.

GRANITE BROADCASTING CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Years Ended December 31, 1999, 2000 and 2001

	Class A Common Stock	Common Stock (Nonvoting)	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Unearned Compensation	Note Receivable From Officer	Treasury Stock	Total Stockholders' Equity (Deficit)
Balance as of December 31, 1998	$1,785	$116,080	$14,233,125	$(12,006,267)	$(2,881,008)	$(886,875)	$(47,000)	$(1,470,160)
Dividends on redeemable preferred stock			(26,717,267)					(26,717,267)
Accretion of offering costs related to Cumulative Exchangeable Preferred Stock			(500,148)					(500,148)
Exercise of stock options		260	97,930					98,190
Conversion of convertible preferred stock into Common Stock (Nonvoting)		62,367	31,121,033					31,183,400
Issuance of Common Stock (Nonvoting)		933	(933)
Repurchase of Common Stock							(250,000)	(250,000)
Grant of stock award under stock plans			568		(568)
Stock expense related to stock plans			(324,506)		935,142			610,636
Net income				47,129,506			—	47,129,506

Balance at December 31, 1999	1,785	179,640	17,909,802	35,123,239	(1,946,434)	(886,875)	(297,000)	50,084,157
Dividends on redeemable preferred stock			(28,335,855)					(28,335,855)
Accretion of offering costs related to Cumulative Exchangeable Preferred Stock			(500,148)					(500,148)
Exercise of stock options		15	(971,464)					(971,449)
Issuance of Common Stock (Nonvoting)		653	(653)
Rescission of stock options exercised			2,172,852					2,172,852
Issuance of warrants			12,149,840					12,149,840
Stock expense related to stock plans			(129,238)		854,781			725,543
Net loss				(27,509,125)				(27,509,125)

Balance at December 31, 2000	1,785	180,308	2,295,136	7,614,114	(1,091,653)	(886,875)	(297,000)	7,815,815
Dividends on redeemable preferred stock			(4,492,611)	(27,571,217)				(32,063,828)
Accretion of offering costs related to Cumulative Exchangeable Preferred Stock			(500,148)					(500,148)
Grant of stock award under stock plans			573,045		(573,045)
Issuance of Common Stock (Nonvoting)		4,171	(4,171)
Stock expense related to stock plans			63,990		1,141,713			1,205,703
Issuance of warrants			2,064,759					2,064,759
Discount on loans to officers					(806,194)			(806,194)
Repayment of Note Receivable from Officer						886,875		886,875
Net loss				(76,746,894)				(76,746,894)

Balance at December 31, 2001	$1,785	$184,479	$—	$(96,703,997)	$(1,329,179)	$—	$(297,000)	$(98,143,912)

See accompanying notes.

GRANITE BROADCASTING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	1999	2000	2001
Cash flows from operating activities:
Net income (loss)	$47,129,506	$(27,509,125)	$(76,746,894)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
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

GRANITE BROADCASTING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Operations of the Company

        The business operations of Granite Broadcasting Corporation and its wholly owned subsidiaries (the "Company") consist of nine network affiliated television stations (four with NBC, two with ABC, two with the WB Network and one with CBS). The Company's stations are located in New York, California, Michigan, Indiana, Illinois and Minnesota.

Note 2—Summary of Significant Accounting Policies

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

        The intangible assets are characterized as scarce assets with long and productive lives and are being amortized on a straight line basis over forty years, with the exception of the covenant not to compete, which is being amortized over 5 years and certain network affiliation agreements which are being amortized between seven and ten years. The Company's periodically reevaluates the propriety of the carrying amount of intangible assets as well as the related amortization period to determine whether current events and circumstances warrant adjustments to the carrying value and/or revised estimates of useful lives. The Company currently uses Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, whereby the evaluation of the carrying amount is based on the Company's projections of the undiscounted cash flows over the remaining lives of the amortization period of the related intangible asset. To the extent such projections indicate that the undiscounted cash flows are not expected to be adequate to recover the carrying amounts of intangible assets, such carrying amounts will be written down to their fair market value.

        In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("Statement 142"), effective January 1, 2002. Under the new rules,

goodwill and other indefinite lived intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statement. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of the Statement 142 is expected to result in a decrease in amortization expense of approximately $16,900,000 in 2002. The Company will test goodwill for impairment using the two-step process prescribed in Statement 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company expects to complete the first of the required impairment tests of goodwill and indefinite lived intangible assets in the first quarter of 2002. Based on steps the Company has taken to prepare for the adoption of Statement 142, it is likely that a portion of goodwill will be impaired using the impairment test required by Statement 142. An impairment that is required to be recognized when adopting Statement 142 will be reflected as the cumulative effect of a change in accounting principle in the first quarter of 2002. The Company has not yet determined the amount of the potential impairment loss. The Company plans to complete the measurement of the impairment loss in the first quarter 2002.

  Deferred financing fees

        The Company has incurred certain fees in connection with entering into a bank credit agreement, the sale of 10 3/8% Notes (as defined), the sale of 9 3/8% Notes (as defined) and the sale of 8 7/8% Notes (as defined). The Company entered into an amended and restated senior credit agreement in March 2001 and used a portion of the proceeds to repay in full all outstanding borrowings under its then existing bank credit agreement (See Note 8—Long Term Debt). The unamortized deferred financing fees related to the then existing bank credit agreement of $2,000,000 were written off in the first quarter of 2001 as an extraordinary loss. The deferred financing fees related to the 10 3/8% Notes, the 9 3/8% Notes and the 8 7/8% Notes are being amortized over ten years. The deferred financing fees related to the current Credit Agreement are being amortized over three years. Amortization of deferred financing fees is classified as non-cash interest expense on the consolidated statement of operations.

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

Note 3—Asset Disposition

        On May 31, 2000, the Company entered into a series of definitive agreements with the NBC Television Network ("NBC"). Pursuant to these agreements, KNTV became the NBC affiliate in the San Francisco-Oakland-San Jose California DMA for a ten-year term commencing on January 1, 2002 (the "San Francisco Affiliation"). The Company also extended the affiliation agreements with KSEE, WEEK and KBJR until December 31, 2011. As a part of such extension, NBC paid the Company $2,430,000 in affiliate compensation in equal semi-annual installments through December 31, 2001, at which time the affiliation payments terminated.

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

  Asset held for sale

        On December 14, 2001, the Company entered into a definitive agreement with NBC to sell KNTV. NBC will pay the Company $230,000,000 in cash plus a working capital adjustment. In addition, at the closing, NBC will refund the Company a pro rata portion of the affiliation payment made to NBC in 2001. The consummation of the sale is contingent upon approval by the FCC and satisfaction of other customary closing conditions and is expected to close prior to May 2, 2002 as required by the Company's senior credit facility. Paxson Communications Corporation ("Paxson") has filed an opposition to the Company's application to transfer KNTV to NBC with the FCC. The Company believes that Paxson's opposition is without merit and anticipates that the FCC will approve the transfer prior to May 2, 2002. The Company will use the proceeds from the sale of KNTV (i) to repay outstanding debt and deferred interest under the existing senior credit facility, (ii) to pay taxes and other fees associated with the sale and (iii) to the extent there are remaining proceeds, for working capital purposes. The San Francisco Affiliation will terminate upon the closing of the sale and the Company will not be required to make any further affiliation payments to NBC (provided that the sale of KNTV closes prior to January 1, 2003). The A and B Warrants, issued to NBC as part of the San Francisco Affiliation, will be returned to the Company. The Company's affiliation agreements for KSEE-TV, WEEK-TV, and KBJR-TV, which involve no payment obligations, will remain in effect until their expiration on December 31, 2011. The net assets of KNTV are recorded on the consolidated balance sheet as of December 31, 2001 as assets held for sale.

Note 4—Property and Equipment

        The major classifications of property and equipment are as follows:

	December 31,
	2000	2001
Land	$1,750,522	$1,546,960
Buildings and improvements	14,969,602	14,699,158
Furniture and fixtures	8,397,648	7,802,668
Technical equipment and other	52,655,328	39,857,966

	77,773,100	63,906,752
Less: Accumulated depreciation	35,090,364	30,295,284

Net property and equipment	$42,682,736	$33,611,468

Note 5—Other Accrued Liabilities

        Other accrued liabilities are summarized below:

	December 31,
	2000	2001
Compensation and benefits	$1,373,761	$1,537,575
Taxes payable	300,873	69,874
Other	1,376,254	1,405,891

Total	$3,050,888	$3,013,340

Note 6—Other Current Liabilities

        Other current liabilities are summarized below:

	December 31,
	2000	2001
WB affiliation payment, net	$3,905,765	$4,273,691
Barter payable	851,482	896,385
Other	328,048	568,364

Total	$5,085,295	$5,738,440

Note 7—Other Current Assets

        Other current assets are summarized below:

	December 31,
	2000	2001
Income tax receivable	$19,431,000	—
Barter and other receivables	2,972,067	2,609,253
Prepaid film contract rights	1,136,645	1,006,703
Insurance settlement receivable	2,617,646	152,575
Other	3,561,970	2,362,692

Total	$29,719,328	$6,131,223

Note 8—Long-term Debt

        The carrying amounts and fair values of the Company's long-term debt are as follows:

	December 31, 2000		December 31, 2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Bank Debt	$113,672,428	$113,672,428	$203,451,677	$203,451,677
9 3/8% Senior Subordinated Notes, net of unamortized discount	34,573,475	21,229,375	34,591,067	26,622,199
10 3/8% Senior Subordinated Notes	100,717,000	59,926,615	100,717,000	91,148,885
8 7/8% Senior Subordinated Notes, net of unamortized discount	62,428,011	37,405,125	62,446,695	49,936,809

Total	$311,390,914	$231,716,575	$401,206,439	$371,159,570

        The fair value of the Company's Senior Subordinated Notes is estimated based on quoted market prices. The carrying amount of the Company's borrowings under its Credit Agreement approximated fair value.

Senior Bank Debt

        On March 6, 2001, the Company entered into an amended and restated $205,000,000 Senior Credit Agreement (the "Credit Agreement"). The Credit Agreement consists of a $110,000,000 Tranche A term loan and a $95,000,000 Tranche B loan. The proceeds from the Credit Agreement were used (i) to repay all outstanding borrowings of approximately $114,000,000 under the Company's then existing senior revolving credit facility, (ii) to prepay the first installment under the NBC Affiliation Agreement (see Note 3), (iii) to pay certain fees and expenses associated with the Credit Agreement and (iv) for general working capital purposes.

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

        The Credit Agreement is secured by substantially all the assets of the Company, as well as a pledge of all issued and outstanding shares of capital stock of the Company's subsidiaries and guaranteed by all the subsidiaries of the Company. The Credit Agreement requires the Company to maintain compliance with certain financial tests, including but not limited to minimum net revenue, broadcast cash flow, EBITDA and a maximum ratio of senior debt to EBITDA. Other provisions place limitations on the payments for capital expenditures and prohibit incurrence of additional debt, the purchase of the Company's common stock, the repurchase of subordinated indebtedness and the declaration and payment of cash dividends.

        On October 23, 2001, the Company amended the Credit Agreement to, among other matters, modify certain financial ratios to reflect the current advertising climate. As a result, the Company was in compliance with its amended debt covenants as of September 30, 2001 and December 31, 2001. In connection with, and as a condition to, amending those covenants, the Company's senior lenders required the Company to sell certain Tranche A assets and repay the Tranche A loans in accordance with specified terms and schedules. KNTV is not a Tranche A asset, however, the senior lenders have waived the Tranche A asset sale covenant through May 2, 2002 to allow the Company to consummate the sale of KNTV. The Company anticipates that the Credit Agreement debt will be repaid in full upon consummation of the KNTV sale. If the sale of KNTV does not close prior to May 2, 2002 or if the Company does not repay the Tranche A loans in full following consummation of such sale, the Company may be in default under the Credit Agreement, unless the Company obtains further waivers from its senior lenders. The Company is currently in discussion with a senior lender for a new or amended senior credit agreement to be available upon the closing of the sale of KNTV.

Senior Subordinated Notes

        In May 1995, the Company issued $175,000,000 aggregate principal amount of its 10 3/8% Senior Subordinated Notes (the "10 3/8% Notes") due May 15, 2005. Since then, the Company repurchased a total of $74,283,000 face amount of its 10 3/8% Notes at various prices.

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

        In February 1996, the Company completed an offering of $110,000,000 principal amount of its 9 3/8% Senior Subordinated Notes (the "9 3/8% Notes") due December 1, 2005 at a discount, resulting in net proceeds to the Company of $109,450,000. Since then, the Company repurchased a total of $75,340,000 principal amount of its 9 3/8% Notes at various prices.

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

        The 9 3/8% Notes are subordinate in right of payment to all existing and future Senior Debt (as defined in the Indenture governing the 9 3/8% Notes) and rank pari passu with all senior subordinated debt and senior to all subordinated debt. The Indenture governing the 9 3/8% Notes contains certain covenants that, among other things, limit the ability of the Company and its subsidiaries to incur debt, make certain restricted payments, enter into certain transactions with their affiliates, dispose of certain assets, incur liens securing subordinated debt of the Company, engage in mergers and consolidations and restrict the ability of the subsidiaries of the Company to make distributions and transfers to the Company.

        In May 1998, the Company completed an offering of $175,000,000 principal amount of its 8 7/8% Senior Subordinated Notes, due May 15, 2008 (the "8 7/8% Notes"), at a discount, resulting in proceeds to the Company of $174,482,000. Since then, the Company repurchased a total of $112,435,000 principal amount of its 8 7/8% Notes at various prices.

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

        The 8 7/8% Notes are subordinate in right of payment to all existing and future Senior Debt (as defined in the Indenture governing the 8 7/8% Notes) and rank pari passu with all senior subordinated debt and senior to all subordinated debt. The Indenture governing the 8 7/8% Notes contains certain covenants that, among other things, limit the ability of the Company and its subsidiaries to incur debt, make certain restricted payments, enter into certain transactions with their affiliates, dispose of certain assets, incur liens securing subordinated debt of the Company, engage in mergers and consolidations and restrict the ability of the subsidiaries of the Company to make distributions and transfers to the Company.

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

        The scheduled principal maturities on all long-term debt for the five years subsequent to December 31, 2001, are as follows:

2002	$—
2003	205,000,000
2004	—
2005	135,377,000
2006	—
2007 and thereafter	62,565,000

$402,942,000

Note 9—Commitments

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
$98,522,596

Note 10—Redeemable Preferred Stock

  Series A Preferred Stock

        The Company authorized 100,000 shares of its Series A Convertible Preferred Stock ("Series A Stock"), par value $.01 per share, which were issued at an aggregate price of $1,210,000. All outstanding shares of the Series A Stock were converted into shares of the Company's Common Stock (Nonvoting), par value $.01 per share (the "Common Stock (Nonvoting)") in August 1995. Prior to conversion, dividends accrued on the Series A Stock at an annual rate of $.40 per share that accumulated, without interest, if unpaid. Accrued but unpaid dividends on the Series A Stock totaled $262,844 at December 31, 2000 and 2001. Accrued dividends are due and payable on the date on which such dividends may be paid under the Company's debt instruments.

12 3/4% Cumulative Exchangeable Preferred Stock

        In January 1997, the Company authorized the issuance of 400,000 shares of its 12 3/4% Cumulative Exchangeable Preferred Stock (the "12 3/4% Cumulative Exchangeable Preferred Stock"), par value $.01 per share. In connection with the Company's acquisition of WDWB-TV, 150,000 shares of the 12 3/4% Cumulative Exchangeable Preferred Stock were issued in January 1997 at a price of $1,000 per share. Holders of the 12 3/4% Cumulative Exchangeable Preferred Stock are entitled to receive dividends at an annual rate of 12 3/4% per share payable semi-annually on April 1 and October 1 of each year. The Credit Agreement does not permit the payment of cash dividends on the 12 3/4% Cumulative Exchangeable Preferred Stock. The Company can pay dividends on or prior to April 1, 2002 in additional shares of 12 3/4% Cumulative Exchangeable Preferred Stock. On and after October 1, 2002, the Company is required to pay such dividends in cash. However, the payment of cash dividends on the 12 3/4% Cumulative Exchangeable Preferred Stock is restricted by the terms of the indentures governing the Company's senior subordinated notes and is prohibited under the terms of the Credit Agreement. Dividends on the 12 3/4% Cumulative Exchangeable Preferred Stock are cumulative and accrue without interest, if unpaid.

        The 12 3/4% Cumulative Exchangeable Preferred Stock is entitled to a preference of $1,000 per share initially, plus accumulated and unpaid dividends in the event of liquidation or winding up of the Company ($275,776,849 liquidation value at December 31, 2001). The Company is required, subject to certain conditions, to redeem all of the 12 3/4% Cumulative Exchangeable Preferred Stock outstanding on April 1, 2009, at a redemption price equal to 100% of the then effective liquidation preference thereof, plus, without duplication, accumulated and unpaid dividends to the date of redemption.

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

Note 11—Stockholders' Equity (Deficit)

  Stock option plans

        In April 1990 the Company adopted a stock option plan (the "Stock Option Plan") for officers and certain key employees. The Stock Option Plan terminated on April 1, 2000. At December 31, 2000 and 2001, options granted under the Stock Option Plan were outstanding for the purchase of 4,629,925 and 4,529,425 shares of Common Stock (Nonvoting), respectively.

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

        During 2000, certain officers of the Company exercised stock options. The provisions of the Stock Option Plan allow an option-holder to pay the exercise price and applicable federal and state withholding taxes using previously owned shares as the method of payment. Consequently, the Company would have had to remit approximately $1,000,000 in withholding taxes on the income generated from exercise. Due to concerns about the impact this payment would have had on the Company's cash position at that time, the board of directors approved a rescission of those options exercises. As a result, the Company recorded a one-time non-cash charge to earnings of $1,192,000, representing the lost tax deduction the Company would have received had the option exercises not been rescinded.

        On July 24, 2001, the Company repriced the exercise prices of options to purchase an aggregate of 802,975 shares of Common Stock (Nonvoting) from prices ranging from $11.125—$12.438 to $7.563.

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

        The fair value for each option grant was estimated at the date of grant using the Black Scholes option pricing model with the following assumptions for the various grants made during 1999, 2000 and 2001: risk-free interest rate of 5.93% in 1999, 4.80% in 2000 and 4.08% in 2001; no dividend yield; expected volatility of 45% in 1999, 81% in 2000 and 86% in 2001; and expected lives of four years in 1999 and 2000 and five years in 2001.

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

	1999		2000		2001
	Options	Weighted Average Exercise price	Options	Weighted Average Exercise price	Options	Weighted Average Exercise price
Outstanding at beginning of year	2,053,225	$8.51	5,479,310	$8.10	6,115,785	$7.51
Granted	3,637,385	7.78	720,375	2.97	25,000	1.50
Exercised	(31,800)	4.63	(1,400)	6.64	—	—
Forfeited	(179,500)	6.95	(82,500)	7.05	(182,800)	9.23

Outstanding at end of year	5,479,310	8.10	6,115,785	7.51	5,957,985	6.98

Exercisable at end of year	1,779,810	7.90	2,600,710	7.74	3,221,910	6.68
Weighted-average fair value of options granted during the year	$2.87		$1.84		$1.01
	Options Outstanding			Options Exercisable
Range of Exercise Prices	at 12/31/01	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Outstanding at 12/31/01	Weighted-Average Exercise Price
$ 1.05 — $ 2.00	564,500	8.96 years	$1.50	64,400	$1.50
$ 3.00 — $ 5.50	445,225	2.44 years	3.81	442,725	3.80
$ 6.13 — $ 6.88	1,665,200	7.11 years	6.48	1,111,600	6.46
$ 7.00 — $ 9.75	2,023,260	6.52 years	7.61	1,514,735	7.61
$10.00 — $12.44	1,259,800	6.83 years	10.20	88,450	11.81

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

29,837,903

Note 12—Income Taxes

        The Company records income taxes using a liability approach for financial accounting and reporting that results in the recognition and measurement of deferred tax assets based on the likelihood of realization of tax benefits in future years.

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

	December 31,
	2000	2001
Deferred tax liability:
Depreciation and amortization	$104,645,823	$106,447,474
Interest on NBC obligation	3,669,672	9,274,452

Total deferred tax liability	108,315,495	115,721,926
Deferred tax assets:
Net operating loss carry forward	9,211,527	49,964,109
Other	581,416	3,761,406
Alternative minimum tax credit	1,898,100	1,898,100
Valuation allowance	—	(8,769,973)

Total deferred tax assets	11,691,043	46,853,642

Net deferred tax liability	$96,624,452	$68,868,284

        The difference between the U.S. federal statutory tax rate and the Company's effective tax rate for the years ended December 31 is as follows:

	1999	2000	2001
U.S. statutory rate	35.0%	35.0%	35.0%
Nondeductible amortization	1.8	(3.3)	(1.3)
State and local taxes	2.6	(3.3)	1.0
(Decrease) increase in valuation allowance	0.5	(2.5)	(8.6)

Effective tax rate	39.9%	25.9%	26.1%

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

Note 13—Defined Contribution Plan

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

Note 14—Related Party

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

        Note 15—Price Range of Common Stock (Nonvoting) and Cumulative Convertible Exchangeable Preferred Stock (unaudited)

        The Company's Common Stock (Nonvoting) is traded in the over-the-counter market and is quoted on the NASDAQ Small Cap Market under the symbol "GBTVK". The following table sets forth the closing market price ranges per share of Common Stock (Nonvoting) during 2000 and 2001, as reported by NASDAQ:

	High	Low
2000
First Quarter	$12 3/4	$5 3/16
Second Quarter	7 3/8	5 3/8
Third Quarter	7 1/16	4 1/2
Fourth Quarter	4 5/8	7/8
2001
First Quarter	3 9/16	1 5/16
Second Quarter	3 3/20	1 3/8
Third Quarter	3	1 9/32
Fourth Quarter	2 35/64	1 1/64

        As of March 22, 2002 the closing price per share for the Company's Common Stock (Nonvoting), as reported by NASDAQ was $2.10 per share.

Note 16—Quarterly Results of Operations (unaudited)

        The following is a summary of the quarterly results of operations for the years ended December 31, 2000 and 2001:

	March 31, 2000	June 30, 2000	September 30, 2000	December 31, 2000
Net revenue	$33,339,280	$37,575,779	$32,238,416	$36,916,772
Loss before extraordinary item	(8,811,291)	(4,351,993)	(10,839,214)	(7,216,831)
Net loss	(7,027,823)	(2,425,257)	(10,839,214)	(7,216,831)
Per common share:
Loss before extraordinary item
Basic	$(0.85)	$(0.62)	$(0.98)	$(0.82)
Diluted	(0.85)	(0.62)	(0.98)	(0.82)
Net loss
Basic	(0.75)	(0.52)	(0.98)	(0.82)
Diluted	(0.75)	(0.52)	(0.98)	(0.82)
	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001
Net revenue	$26,848,304	$30,506,207	$25,502,449	$30,218,316
Loss before extraordinary item	(13,834,353)	(12,186,672)	(16,880,017)	(32,638,771)
Net loss	(15,041,434)	(12,186,672)	(16,880,017)	(32,638,771)
Per common share:
Loss before extraordinary item
Basic	$(1.17)	$(1.09)	$(1.34)	$(2.22)
Diluted	(1.17)	(1.09)	(1.34)	(2.22)
Net loss
Basic	(1.23)	(1.09)	(1.34)	(2.22)
Diluted	(1.23)	(1.09)	(1.34)	(2.22)

Note 17—Subsequent Events

        On December 14, 2001, the Company entered into a definitive agreement with the National Broadcasting Company, Inc. ("NBC") to sell KNTV. The sale transaction was completed on April 30, 2002. NBC paid the Company $230,000,000 plus a working capital and other adjustments of $14,545,000. In addition, NBC refunded the Company $20,473,000 of the affiliation payment due to NBC on January 1, 2002 under the terms of the KNTV NBC affiliation agreement (the "San Francisco Affiliation Agreement"), which the Company prepaid on March 6, 2001. The Company repaid $170,000,000 of outstanding senior debt and $14,763,000 of deferred interest and other fees associated with the senior credit facility and the amended credit agreement discussed below upon consummation of the sale. The San Francisco Affiliation Agreement terminated upon the closing of the sale and the Company is not required to make any further affiliation payments to NBC. The warrants issued to NBC as part of the San Francisco Affiliation Agreement have been returned to the Company. The Company's affiliation agreements for KSEE-TV, WEEK-TV, and KBJR-TV, which involve no payment obligations, will remain in effect until their expiration on December 31, 2011.

        Simultaneously with the closing of the sale of KNTV, the Company entered into an amended and restated senior credit agreement (the "Credit Agreement"). The Credit Agreement consists of (i) a committed $60,000,000 Tranche A term loan facility, (ii) a committed $80,000,000 Tranche B term loan facility and (iii) an uncommitted $10,000,000 Tranche C supplemental term loan facility. The Tranche B loan commitment expires 120 days after the closing, unless previously canceled by the Company, and may be extended at the lenders' option for an additional period of time. The terms of the Tranche C term loan have not been fully negotiated, and borrowing of the Tranche C loans will require supplemental action by the Board of Directors of the Company. The obligations of the Company with respect to all of the loan facilities are secured by substantially all of the assets of the Company and its subsidiaries.

        Upon entering into the Credit Agreement, the Company rolled over existing outstanding loans under the prior loan facility into an initial Tranche A borrowing in the amount of $35,000,000. Proceeds from Tranche A and Tranche B term loans shall be used for working capital and general corporate purposes. The Tranche A loans bear interest at the greater of LIBOR plus 4.50% or 6.50% and the Tranche B loans bear interest at the greater of LIBOR plus 9% or 11%. All interest is payable monthly in arrears. The Credit Agreement matures on April 15, 2004, at which time the Company must repay the principal amount of all outstanding loans and all other obligations then due and owing under the Credit Agreement. The Credit Agreement requires the Company, among other matters, to maintain compliance with certain financial tests, including but not limited to, minimum net revenue, broadcast cash flow, EBITDA, working capital and cash balances.

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
Consolidated Statements of Stockholders' Equity (Deficit) For the Years Ended December 31, 1999, 2000 and 2001
Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 2000 and 2001
Notes to Consolidated Financial Statements
(a)2	Financial Statement Schedule
Schedule II — Valuation and Qualifying Accounts

Schedule I — Condensed Financial Information, Schedule III —Real Estate and Accumulated Depreciation, Schedule IV — Mortgage Loans on Real Estate and Schedule V — Supplemental Information Concerning Property — Casualty Insurance Operations have been omitted because they are not applicable to the Company.
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
4.38c/	Form of 10 3/8% Senior Subordinated Note due May 15, 2005.
4.41f/
Indenture, dated as of February 22, 1996, between Granite Broadcasting Corporation and The Bank of New York relating to the Company's $110,000,000 Principal Amount 9 3/8% Series A Senior Subordinated Notes due December 1, 2005.
4.42f/	Form of 9 3/8% Series A Senior Subordinated Note due December 1, 2005.
4.44g/
Indenture, dated as of January 31, 1997, between Granite Broadcasting Corporation and The Bank of New York for the Company's 12 3/4% Series A Exchange Debentures and 12 3/4% Exchange Debentures due April 1, 2009.
4.45g/	Form of 12 3/4% Exchange Debenture due April 1, 2009 (included in the Indenture filed as Exhibit 4.44).
4.49l/	Indenture dated as of May 11, 1998, between the Company and The Bank of New York, as Trustee, relating to the Company's 8 7/8% Senior Subordinated Notes due May 15, 2008 (including form of note).

4.51p/	Series A Warrant to purchase 2,500,000 shares of Common Stock of Granite Broadcasting Corporation issued May 31, 2000 to National Broadcasting Company, Inc.
4.52p/	Series B Warrant to purchase 2,000,000 shares of Common Stock of Granite Broadcasting Corporation issued May 31, 2000 to National Broadcasting Company, Inc.
4.53p/	Registration Rights Agreement, dated May 31, 2000 between Granite Broadcasting Corporation and National Broadcasting Company, Inc.
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
4.56
Amended and Restated Credit Agreement dated as of April 30, 2002 among Granite Broadcasting Corporation, as Borrower, and the Lenders party thereto and Goldman Sachs Credit Partners L.P. as Administrative Agent, as Collateral Agent, as Sole Lead Arranger and as Sole Bookrunner.
10.1n/	Granite Broadcasting Corporation Stock Option Plan, as amended through October 26, 1999.
10.12f/	Network Affiliation Agreement (WPTA-TV).
10.13a/	Employment Agreement dated as of September 20, 1991 between Granite Broadcasting Corporation and W. Don Cornwell.
10.14a/	Employment Agreement dated as of September 20, 1991 between Granite Broadcasting Corporation and Stuart J. Beck.
10.15l/	Granite Broadcasting Corporation Management Stock Plan, as amended through April 28, 1998.
10.19n/	Granite Broadcasting Corporation Directors' Stock Option Plan, as amended through October 26, 1999.
10.20b/	Network Affiliation Agreement (WTVH-TV).
10.25d/	Granite Broadcasting Corporation Employee Stock Purchase Plan, dated February 28, 1995.
10.28e/	Network Affiliation Agreement (WKBW).
10.30g/	Employment Agreement dated as of September 19, 1996 between Granite Broadcasting Corporation and Robert E. Selwyn, Jr.
10.31r/	Non-Employee Directors Stock Plan of Granite Broadcasting Corporation, as amended through December 31, 2000.
10.32h/	Stock Purchase Agreement, dated as of October 3, 1997, by and among Granite Broadcasting Corporation, Pacific FM Incorporated, James J. Gabbert and Michael P. Lincoln.
10.34i/	First Amendment to Purchase and Sale Agreement, dated as of July 20, 1998 among Granite Broadcasting Corporation, Pacific FM Incorporated, James J. Gabbert and Michael P. Lincoln.
10.36j/	Stock Purchase Agreement, dated as of June 26, 1998, between Granite Broadcasting Corporation and The Michael Lincoln Charitable Remainder Unitrust.

10.37k/	Stock Purchase Agreement, dated as of June 26, 1998, between Granite Broadcasting Corporation and The James J. Gabbert Charitable Remainder Unitrust.
10.38m/	Extension Letter, dated February 28, 1999 between Granite Broadcasting Corporation and Robert E. Selwyn, Jr. extending the term of Mr. Selwyn's Employment Agreement to January 31, 2003.
10.46o/	The Granite Broadcasting Corporation 2000 Stock Option Plan, dated as of April 25, 2000.
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
10.53t/	Stock Purchase Agreement, dated as of December 14, 2001, by and among National Broadcasting Company, Inc., Granite Broadcasting Corporation, KNTV Television, Inc. and KNTV License, Inc.
21.u/	Subsidiaries of the Company.
23.	Consent of Independent Auditors (Ernst & Young LLP).

a/	Incorporated by reference to the similarly numbered exhibits to the Company's Registration Statement No. 33-43770 filed on November 5, 1991.
b/	Incorporated by reference to the similarly numbered exhibits to the Company's Registration Statement No. 33-94862 filed on July 21, 1995.
c/	Incorporated by reference to the similarly numbered exhibits to Amendment No. 2 to Registration Statement No. 33-94862 filed on October 6, 1995.
d/	Incorporated by reference to the similarly numbered exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, filed on March 29, 1995.
e/	Incorporated by reference to the similarly numbered exhibit to the Company's Current Report on Form 8-K filed on July 14, 1995.
f/	Incorporated by reference to the similarly numbered exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, filed on March 28, 1996.
g/	Incorporated by reference to the similarly numbered exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed on March 21, 1997.

h/	Incorporated by reference to Exhibit Number 1 to the Company's Current Report on Form 8-K, filed on October 17, 1997.
i/	Incorporated by reference to Exhibit Number 2.5 to the Company's Current Report on Form 8-K, filed on August 13, 1998.
j/	Incorporated by reference to Exhibit Number 2.3 to the Company's Current Report on Form 8-K, filed on July 1, 1998.
k/	Incorporated by reference to Exhibit Number 2.4 to the Company's Current Report on Form 8-K, filed on July 1, 1998.
l/	Incorporated by reference to the similarly numbered exhibit to the Company's Registration Statement No. 333-56327 filed on June 8, 1998.
m/	Incorporated by reference to the similarly numbered exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed on March 31, 1999.
n/	Incorporated by reference to the similarly numbered exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed on March 30, 2000.
o/	Incorporated by reference to the similarly numbered exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, filed on May 15, 2000.
p/	Incorporated by reference to the similarly numbered exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed on August 14, 2000.
q/	Incorporated by reference to the similarly numbered exhibit to the Company's Current Report on Form 8-K, filed on March 9, 2001.
r/	Incorporated by reference to the similarly numbered exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed on March 30, 2001.
s/	Incorporated by reference to the similarly numbered exhibit to the Company's Current Report on Form 8-K, filed on October 24, 2001.
t/	Incorporated by reference to the similarly numbered exhibit to the Company's Current Report on Form 8-K, filed on December 19, 2001.
u/	Previously filed.
  (b)
  Reports on Form 8-K.

Current Report on Form 8-K filed October 24, 2001, disclosing that the Company entered into a First Amendment to its senior credit agreement, effective October 23, 2001.

Current Report on Form 8-K filed December 19, 2001, disclosing that the Company and certain of its subsidiaries entered into a definitive agreement with National Broadcasting Company, Inc. ("NBC"), whereby NBC will acquire from the Company the San Francisco-Oakland-San Jose, California market-based KNTV television station.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 7th day of May, 2002.

GRANITE BROADCASTING CORPORATION
By:	/s/ Lawrence I. Wills Lawrence I. Wills Senior Vice President

QuickLinks

PART I
  Item 1. Business
PART II
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures about Market Risk
  Item 8. Financial Statements and Supplementary Data
GRANITE BROADCASTING CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS
GRANITE BROADCASTING CORPORATION CONSOLIDATED BALANCE SHEETS
GRANITE BROADCASTING CORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) For the Years Ended December 31, 1999, 2000 and 2001
GRANITE BROADCASTING CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS
GRANITE BROADCASTING CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SCHEDULE II GRANITE BROADCASTING CORPORATION VALUATION AND QUALIFYING ACCOUNTS
PART IV
  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES