Form 10-Q
period 2002-03-31
GRANITE BROADCASTING CORP
filed 2002-05-15
CIK 839621

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                           to

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

Yes ☒    No ☐

(APPLICABLE ONLY TO CORPORATE ISSUERS:)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Voting Common Stock, par value $.01 per share - 178,500 shares outstanding at May 10, 2002; Common Stock (Nonvoting), par value $.01 per share - 18,573,110 shares outstanding at May 10, 2002.

PART I.  FINANCIAL INFORMATION

GRANITE BROADCASTING CORPORATION

CONSOLIDATED BALANCE SHEET

	March 31, 2002	December 31, 2001
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents (including $6,378,931 and $9,286,326 of restricted cash at March 31, 2002 and December 31, 2001 respectively)	$23,874,402	$29,426,856
Accounts receivable, net	18,280,872	22,411,572
Film contract rights	12,589,592	16,077,027
Other current assets	10,263,501	6,131,223
Net assets held for sale	63,479,256	33,201,988
Total current assets	128,487,623	107,248,666

Non-current assets:
Property and equipment, net	33,306,821	33,611,468
Film contract rights and other non-current assets	21,618,990	51,874,512
Deferred financing fees, net	13,241,604	14,887,940
Intangible assets, net	312,244,970	523,474,666
Total assets	$508,900,008	$731,097,252

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$2,404,313	$1,704,626
Accrued interest	8,794,714	4,255,195
Other accrued liabilities	4,328,903	3,013,340
Film contract rights	24,324,466	25,133,014
Other current liabilities	7,324,400	5,738,440
Total current liabilities	47,176,796	39,844,615

Non-current liabilities:
Long-term debt	401,373,601	401,206,439
Film contract rights	19,078,487	22,859,716
Deferred tax liability	5,590,523	68,868,284
Other non-current liabilities	24,932,102	24,353,351

Cumulative exchangeable preferred stock, net of offering costs	280,752,645	272,108,759

Stockholders’ deficit:
Common Stock: 41,000,000 shares authorized consisting of 1,000,000 shares of Class A Voting Common Stock, $.01 par value, and 40,000,000 shares of Common Stock (Nonvoting), $.01 par value; 178,500 shares of Class A Voting Common Stock and 18,573,110 shares of Common Stock (Nonvoting) (18,447,927 shares at December 31, 2001) issued and outstanding	187,516	186,264
Accumulated deficit	(268,734,646)	(96,703,997)
Less: Unearned compensation	(1,160,016)	(1,329,179)
Treasury stock	(297,000)	(297,000)
Total stockholders’ deficit	(270,004,146)	(98,143,912)
Total liabilities and stockholders’ deficit	$508,900,008	$731,097,252

See accompanying notes.

GRANITE BROADCASTING CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months ended March 31,
	2002	2001
	(Unaudited)

Net revenues	$43,542,357	$26,848,304
Station operating expenses	30,084,800	27,957,291
Depreciation expense	1,734,028	1,503,394
Amortization expense	9,478,426	6,288,495
Corporate expense (excluding non-cash compensation expense)	2,297,145	2,538,848
Non-cash compensation expense	329,164	467,376

Operating loss	(381,206)	(11,907,100)

Other expenses:
Interest expense	12,587,182	9,161,982
Interest income	(118,508)	(10,479)
Non-cash interest expense	7,864,682	868,589
Other	148,960	247,313

Loss before benefit for income taxes, extraordinary item, and cumulative effect of a change in accounting principle	(20,863,522)	(22,174,505)
Benefit for income taxes	(7,808,009)	(8,340,152)

Loss before extraordinary item, and cumulative effect of a change in accounting principle	(13,055,513)	(13,834,353)
Extraordinary loss, net of benefit for income taxes	—	1,207,081
Cumulative effect of a change in accounting principle, net of benefit for income taxes	150,478,583	—

Net loss	$(163,534,096)	$(15,041,434)

Net loss attributable to common shareholders	$(172,177,982)	$(22,694,836)

Per common share:
Basic and diluted loss before extraordinary item, and cumulative effect of a change in accounting principle	$(1.16)	$(1.17)
Basic and diluted extraordinary loss, net of tax	—	(0.06)
Basic and diluted cumulative effect of a change in accounting principle, net of benefit for income taxes	(8.03)	—
Basic and diluted net loss	$(9.19)	$(1.23)

Weighted average common shares outstanding	18,727,972	18,403,892

See accompanying notes.

GRANITE BROADCASTING CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Class A Voting Common Stock	Common Stock (Nonvoting)	Additional Paid-in Capital	Accumulated Deficit	Unearned Compensation	Treasury Stock	Total Stockholders’ Deficit

Balance at December 31, 2001	$1,785	$184,479	—	$(96,703,997)	$(1,329,179)	$(297,000)	$(98,143,912)
Dividends on Cumulative Exchangable Preferred Stock			(22,296)	(8,496,553)			(8,518,849)
Accretion of offering costs related to Cumulative Exchangeable Preferred Stock			(125,037)				(125,037)
Issuance of Common Stock (Nonvoting)		1,252	(1,252)				—
Grant of stock award under stock plans			0		0		—
Stock expense related to stock plans			148,585		120,300		268,885
Discount on loans to officers					48,863		48,863
Net loss				(163,534,096)			(163,534,096)

Balance at March 31, 2002	$1,785	$185,731	—	$(268,734,646)	$(1,160,016)	$(297,000)	$(270,004,146)

See accompanying notes.

GRANITE BROADCASTING CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months ended March 31,
	2002	2001
	(Unaudited)
Cash flows from operating activities:
Net loss	$(163,534,096)	$(15,041,434)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	9,478,426	6,288,495
Depreciation	1,734,028	1,503,394
Non-cash compensation expense	329,164	467,376
Non-cash interest expense	7,864,682	868,589
Deferred tax benefit	(66,221,455)	(9,207,372)
Extraordinary loss	—	2,011,801
Cumulative effect of a change in accounting principle	208,829,529	—
Change in assets and liabilities:
(Increase) decrease in accounts receivable, net	(8,952,816)	7,517,729
Increase in accounts payable and accrued liabilities	8,260,700	5,726,563
Decrease (increase) in film contract rights and other non-current assets	5,557,430	(22,436,526)
Decrease in film contract rights and other liabilities	(6,639,947)	(4,721,596)
NBC network affiliation prepayment	—	(27,778,694)
WB Network affiliation payment	(204,182)	(630,857)
Increase (decrease) in other non-current liabilities	3,127,674	(881,902)
(Increase) decrease in other assets	(3,442,601)	27,476,205

Net cash used in operating activities	(3,813,464)	(28,838,229)

Cash flows from investing activities:
Capital expenditures	(1,487,438)	(176,336)
Net cash used in investing activities	(1,487,438)	(176,336)

Cash flows from financing activities:
Proceeds from long-term debt	—	205,000,000
Repayment of bank debt	—	(113,672,428)
Payment of deferred financing fees	(251,552)	(9,001,052)
Net cash (used in) provided by financing activities	(251,552)	82,326,520

Net (decrease) increase in cash and cash equivalents	(5,552,454)	53,311,955
Cash and cash equivalents, beginning of period	29,426,856	9,209,249

Cash and cash equivalents, end of period	$23,874,402	$62,521,204

Supplemental information:
Cash paid for interest	$6,611,250	$4,622,939
Income taxes paid	73,905	54,500
Non-cash capital expenditures	302,345	94,000
Non-cash dividend	8,518,849	7,528,365
Fair value of warrants	—	2,064,759

See accompanying notes

GRANITE BROADCASTING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 - Basis of presentation

The accompanying unaudited consolidated financial statements include the accounts of Granite Broadcasting Corporation and its subsidiaries (the “Company”), and have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.  For further information, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2001 which were included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.  All significant inter-company accounts and transactions have been eliminated.  Data at and for the year ended December 31, 2001 are derived from the Company’s audited consolidated financial statements.  In the opinion of management, all adjustments of a normal recurring nature, which are necessary for a fair presentation of the results for the interim periods, have been made.

Note 2 – Asset Disposition

On December 14, 2001, the Company entered into a definitive agreement with the National Broadcasting Company, Inc. (“NBC”) to sell KNTV.  The sale transaction was completed on April 30, 2002.  NBC paid the Company $230,000,000, plus a working capital and other adjustments of $14,545,000.  In addition, NBC refunded the Company $20,473,000 of the January 1, 2002 affiliation payment due to NBC under the terms of the KNTV NBC affiliation agreement (the “San Francisco Affiliation Agreement”), which the Company prepaid on March 6, 2001.  The Company repaid $170,000,000 of outstanding senior debt and $14,763,000 of deferred interest and other fees associated with the senior credit facility and the Credit agreement discussed below upon consummation of the sale.  The San Francisco Affiliation Agreement terminated upon the closing of the sale and the Company is not required to make any further affiliation payments to NBC.  The 4,500,000 warrants issued to NBC as part of the San Francisco Affiliation Agreement have been returned to the Company.  The Company’s affiliation agreements for KSEE-TV, WEEK-TV, and KBJR-TV, which involve no payment obligations, will remain in effect until their expiration on December 31, 2011.  The Company anticipates recording in the second quarter a pre-tax book gain of approximately $193,000,000 on the sale of KNTV.

Note 3 - Long-term debt

On April 30, 2002, the Company entered into an amended and restated senior credit agreement (the “Credit Agreement”).  The Credit Agreement consists of (i) a committed $60,000,000 Tranche A term loan facility, (ii) a committed $80,000,000 Tranche B term loan facility and (iii) an uncommitted $10,000,000 Tranche C supplemental term loan facility. The obligations of the Company with respect to all of the loan facilities are secured by substantially all of the assets of the Company and its subsidiaries.

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

Note 4 – Recent Accounting Pronouncements

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

Under Statement 142, goodwill and other indefinite lived intangible assets are deemed to be impaired if their net book value exceeds their estimated fair value.  Upon adoption of Statement 142 as of January 1, 2002, the Company recorded a one-time, non-cash charge to reduce the carrying value of its goodwill and other indefinite lived intangible assets by $95,000,000 and $114,000,000, respectively.  The decline in the carrying value of goodwill and other indefinite-lived intangible assets relates solely to the Company's WB affiliates.  Such charge is non-operational in nature and is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations.  In calculating the impairment charge, the fair value was estimated using a discounted cash flow methodology.

As of March 31, 2002, the Company’s intangible assets and related accumulated amortization consisted of the following:

	As of March 31, 2002
	Gross Carrying Value	Accumulated Amortization

Intangible assets subject to amortization:

Network affiliation agreements	$49,150,066	$(15,686,069)
Covenant not to compete	30,000,000	(22,250,000)

	$79,150,066	$(37,936,069)

Intangible assets not subject to amortization:

Goodwill	$111,252,434	$(28,201,070)
Broadcast licenses	159,647,594	(32,315,765)
Network affiliation agreements	79,591,548	(18,943,768)

	$350,491,576	$(79,460,603)

The Company recorded amortization expense of $9,478,426 during the first quarter of 2002, compared to $2,624,133 on a pro forma basis during the first quarter of 2001.  Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding 5 years are as follows:  2002: $19,038,000; 2003: $6,601,000; 2004: $3,066,000; 2005: $2,684,000 and 2006: $2,684,000.  As acquisitions and dispositions occur in the future and as purchase price allocations are finalized, these amounts may vary.

The 2001 results on a historical basis do not reflect the provisions of Statement 142.  Had the Company adopted Statement 142 on January 1, 2001, the historical net loss and basic and diluted net loss per common share would have changed to the adjusted amounts indicated below:

	Three Months Ended March 31, 2001
	Net loss	Net loss per basic and diluted common share

As reported – historical basis	$(15,041,434)	$(1.23)
Add: Goodwill amortization	1,474,700	0.08
Add: Intangible amortization	2,355,797	0.13

Adjusted	$(11,210,937)	$(1.02)

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“Statement 143”), effective for fiscal years beginning after June 15, 2002. This standard provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets. Statement 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as a part of the book value of the long-lived asset. That cost is then depreciated over the remaining life of the underlying long-lived asset. The Company is currently evaluating the impact that this new standard will have on future results of operations and financial position.

In August 2001, the Financial Accounting Standards Board issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“Statement 144”). Statement 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes Financial Accounting Standards Board Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operation for a disposal of a segment of a business. Statement 144 is required to be adopted by the Company on January 1, 2002 and the Company does not believe the adoption of the standard will have a significant impact on its financial position, results of operations, or cash flows.

On April 30, 2002, the Financial Accounting Standards Board issued Statement No. 145, Recission of FASB Statements No. 4, 44, and 64. Amendment of FASB Statement No. 13, and Technical Corrections ("Statement 145") Statement 145 updates, clarifies and simplifies existing accounting pronouncements. Statement 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Statement 145 is effective for fiscal years beginning after June 15, 2002. The Company will adopt the Statement as of and for the year ended December 31, 2003.

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

Introduction

The Company is a group broadcaster that operates eight network-affiliated television stations.  The Company’s revenues are derived principally from local and national advertising and, to a lesser extent, from network compensation for the broadcast of programming and revenues from studio rental and commercial production activities.  The primary operating expenses involved in owning and operating television stations are employee salaries, depreciation and amortization, programming and advertising and promotion expenses.  Numbers referred to in the following discussion have been rounded to the nearest thousand.  The Company’s operating revenue are generally lower in the first calendar quarter and generally higher in the fourth calendar quarter than in the other two quarters, due in part to increases in retail advertising in the fall months in preparation for the holiday season, and in election years due to increased political advertising.  Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

Comparisons of the Company’s consolidated financial statements between the three months ended March 31, 2002 and the same period last year have been affected by the switch at KNTV from an independent station to an NBC affiliate serving the San Francisco-Oakland-San Jose, California television market on January 1, 2002, significant increases in news expense at KNTV, investments in syndicated programs at the Company’s WB affiliates and the write-down of goodwill and other indefinite-lived intangible assets.  The Company anticipates that comparisons of the Company’s consolidated financial statements between the years ended December 31, 2002 and 2001 will be impacted by the sale of KNTV, and continued investment in programming at the WB affiliates.

The following table sets forth certain operating data for the three months ended March 31, 2002 and 2001:

	Three Months ended March 31,
	2002	2001
	(Unaudited)
Operating loss	$(381,000)	$(11,907,000)
Add:
Depreciation and amortization	11,212,000	7,792,000
Corporate expense	2,297,000	2,539,000
Non-cash compensation	329,000	467,000
Program amortization	5,402,000	8,060,000
Program payments	(4,458,000)	(6,267,000)

Broadcast cash flow	$14,401,000	$684,000

“Broadcast cash flow” means operating loss plus depreciation, amortization, corporate expense, non-cash compensation and program amortization, less program payments.  The Company has included broadcast cash flow data because such data are commonly used as a measure of performance for broadcast companies and are also used by investors to measure a company’s ability to service debt.  Broadcast cash flow is not, and should not be used as, an indicator or alternative to operating income, net income or cash flow as reflected in the consolidated financial statements, is not a measure of financial performance under accounting principles generally accepted in the United States and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with accounting principles generally accepted in the United States.

Three months ended March 31, 2002 and 2001

Net revenue totaled $43,542,000 for the three months ended March 31, 2002; an increase of $16,694,000 or 62 percent as compared to $26,848,000 for the three months ended March 31, 2001.  The increase was primarily due to an increase in revenue at KNTV of $17,400,000 as the station became an NBC affiliate in the nation’s fifth largest television market on January 1, 2002, and an increase of political revenue of $1,300,000, offset in part by a decrease in local revenue of $1,800,000 at the Company’s WB affiliates.

Station operating expenses totaled $30,085,000 for the three months ended March 31, 2002; an increase of $2,128,000 or 8 percent as compared to $27,957,000 for the three months ended March 31, 2001. The increase was primarily due to an increase in news expense at KNTV, an increase in promotional costs related to the NBC switch at KNTV and an increase of commissions related to increased revenue at KNTV.  These increases were offset by decreases in programming expense at the Company’s WB affiliates primarily due to program write-downs during the fourth quarter of 2001.

Amortization expense increased $3,190,000 or 51 percent primarily due to the amortization of the NBC affiliation agreement at KNTV, offset in part by the Company’s adoption of Statement 142 as of January 1, 2002 where the Company is no longer required to amortize goodwill and other indefinite-lived intangible assets. Corporate expense decreased $242,000 or 10 percent primarily due to decreased professional fees.  Non-cash compensation expense decreased $138,000 or 30 percent primarily due to a decrease of management stock awards granted.

Interest expense increased $3,425,000 primarily due to a full quarter of interest on higher levels of outstanding debt and higher interest rates on the Company’s senior credit facility.  Included in interest expense for the three months ended March 31, 2002 was approximately $1,425,000 of deferred interest on the senior credit agreement.  Interest income increased $108,000 primarily due to the forgiveness of interest due the Company on loans to certain executives in the first quarter of 2001 offset in part by decreased cash balances during the first quarter 2002.  Non-cash interest expense increased $6,996,000 primarily due to the imputing of interest on the obligation to NBC in connection with the affiliation agreement at KNTV.

The benefit for income taxes increased $57,014,000 primarily due to a $58,350,000 benefit on the cumulative effect of a change in accounting principles as a result of adopting Statement 142, offset in part by a reduction in a tax benefit on an extraordinary loss recorded in 2001.

Liquidity and Capital Resources

On December 14, 2001, the Company entered into a definitive agreement with the National Broadcasting Company, Inc. (“NBC”) to sell KNTV.  The sale transaction was completed on April 30, 2002.  NBC paid the Company $230,000,000, plus a working capital and other adjustments of $14,545,000.  In addition, NBC refunded the Company $20,473,000 of the January 1, 2002 affiliation payment due to NBC under the terms of the KNTV NBC affiliation agreement (the “San Francisco Affiliation Agreement”), which the Company prepaid on March 6, 2001.  The Company repaid $170,000,000 of outstanding senior debt and $14,763,000 of deferred interest and other fees associated with the senior credit facility and the amended credit agreement discussed below upon consummation of the sale.  The Company anticipates using approximately $36,000,000 for the payment of income taxes and other expenses related to the sale of KNTV. The San Francisco Affiliation Agreement terminated upon the closing of the sale and the Company is not required to make any further affiliation payments to NBC.  The 4,500,000 warrants issued to NBC as part of the San Francisco Affiliation Agreement have been returned to the Company.  The Company’s affiliation agreements for KSEE-TV, WEEK-TV, and KBJR-TV, which involve no payment obligations, will remain in effect until their expiration on December 31, 2011.

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

Net cash used in operating activities was $3,813,000 during the three months ended March 31, 2002, compared to $28,838,000 during the three months ended March 31, 2001.  The change from 2001 to 2002 was primarily the result of an increase in operating cash flow, and the NBC affiliation pre-payment made during the first quarter 2001, offset in part by an increase in net operating assets and an increase in interest payments.

Net cash used in investing activities was $1,487,000 during the three months ended March 31, 2002, compared to $176,000 during the three months ended March 31, 2001. The change from 2001 to 2002 was due to increased capital expenditures.

Net cash used in financing activities was $252,000 during the three months ended March 31, 2002 compared to net cash provided by financing activities of $82,327,000 during the three months ended March 31, 2001. The change from 2001 to 2002 was primarily due to a decrease in net borrowings, offset in part by a reduction in deferred financing fees paid.

As of May 10, 2002, the Company had approximately $71,836,000 of cash on hand. The Company expects to spend approximately $20,000,000 in 2002 in capital expenditures.  The Company believes that borrowings under its amended Credit Agreement, together with internally generated funds from operations and cash on hand will be sufficient to satisfy the Company’s cash requirements for its existing operations for the next twelve months.

On May 10, 2002, the Company announced its intention to commence a “Modified Dutch Auction” cash tender offer (the “Offer”) for up to 45,000 shares of its 12.75% Cummulative Exchangeable Preferred Stock (each share having $1,000 liquidation preference), at a price within $590 to $670 price range per share.  The Company will utilize no more than $30,150,000 available from cash on hand and borrowings under its senior credit facility to consummate the Offer.  In addition, in May 2002, the Company repurchased 37,142 shares of its 12.75% Cumulative Exchangeable Preferred Stock for $22,858,305 (or $615.43 per share) in a privately negotiated third party transaction.

Quantitative and Qualitative Disclosures about Market Risk

The Company’s earnings may be affected by changes in short-term interest rates as a result of its new senior Credit Agreement.  Under the Credit Agreement, the Company pays interest at the greater of LIBOR plus 4.50% or 6.50%, currently 6.50%.  As of May 2, 2002, the three-month LIBOR rate was 1.92%.  The Company has not entered into any agreements to hedge such risk.  Based on current outstanding borrowings, a 2% increase in the LIBOR rate would increase interest expense on an annual basis by approximately $672,000.  This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such environment.

PART II.  OTHER INFORMATION

ITEM 6.	Exhibits and Reports on Form 8-K

	a.	Exhibits

None

	b.	Reports on Form 8-K

Current Report on Form 8-K filed on January 7, 2002, reporting that the Company’s solicitation of consents to amend the indenture governing its 9 3/8% Senior Subordinated Notes due December 1, 2005 expired without all of the conditions set forth in the Consent Solicitation Statement having been satisfied.

Current Report on Form 8-K filed on February 12, 2002, reporting that the Company had filed an Opposition to Petition to Deny with the Federal Communications Commission in connection with the application to transfer control of the station KNTV to National Broadcasting Company, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANITE BROADCASTING CORPORATION
Registrant

Date May 15, 2002	/s/	W. DON CORNWELL
(W. Don Cornwell) Chief Executive Officer
Date May 15, 2002	/s/	LAWRENCE I. WILLS
(Lawrence I. Wills)
Senior Vice President - Chief Administrative Officer (Principal Accounting Officer)