Form 10-Q
period 2002-06-30
GRANITE BROADCASTING CORP
filed 2002-08-14
CIK 839621

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-19728

GRANITE BROADCASTING CORPORATION

(exact name of registrant as specified in its charter)

DELAWARE	13-3458782
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

767 Third Avenue
34th Floor
New York, New York 10017
(address of principal executive offices) (zip code)

(212) 826-2530
(registrant’s telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☒  No   ☐

(APPLICABLE ONLY TO CORPORATE ISSUERS:)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Voting Common Stock, par value $.01 per share - 178,500 shares outstanding at August 9, 2002; Common Stock (Nonvoting), par value $.01 per share — 18,578,810 shares outstanding at August  9, 2002.

PART I.  FINANCIAL INFORMATION

GRANITE BROADCASTING CORPORATION

CONSOLIDATED BALANCE SHEET

	June 30,	December 31,
ASSETS	2002	2001
	(Unaudited)
Current assets:
Cash and cash equivalents (including $9,286,326 of restricted cash at December 31, 2001)	$28,371,138	$29,426,856
Accounts receivable, net	21,561,594	22,411,572
Film contract rights	11,543,817	16,077,027
Other current assets	9,906,604	6,131,223
Net assets held for sale	-	33,201,988
Total current assets	71,383,153	107,248,666

Non-current assets:
Property and equipment, net	34,288,285	33,611,468
Film contract rights and other non-current assets	14,491,244	51,874,512
Deferred financing fees, net	4,986,815	14,887,940
Intangible assets, net	309,844,725	523,474,666
Total assets	$434,994,222	$731,097,252

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$2,245,165	$1,704,626
Accrued interest	2,382,140	4,255,195
Other accrued liabilities	14,518,412	2,943,466
Film contract rights payable	23,308,667	25,133,014
Income taxes payable	36,139,130	69,874
Other current liabilities	6,806,931	5,738,440
Total current liabilities	85,400,445	39,844,615

Non-current liabilities:
Long-term debt	232,772,900	401,206,439
Film contract rights payable	23,259,701	22,859,716
Deferred tax liability	44,746,459	68,868,284
Other non-current liabilities	22,211,171	24,353,351

Cumulative exchangeable preferred stock, net of offering costs	197,947,678	272,108,759
Stockholders’ deficit:
Common Stock: 41,000,000 shares authorized consisting of 1,000,000 shares of Class A Voting Common Stock, $.01 par value, and 40,000,000 shares of Common Stock (Nonvoting), $.01 par value; 178,500 shares of Class A Voting Common Stock and 18,578,810 shares of Common Stock (Nonvoting) (18,447,927 shares at December 31, 2001) issued and outstanding	187,573	186,264
Accumulated deficit	(170,400,395)	(96,703,997)
Less: Unearned compensation	(834,310)	(1,329,179)
Treasury stock	(297,000)	(297,000)
Total stockholders’ deficit	(171,344,132)	(98,143,912)
Total liabilities and stockholders’ deficit	$434,994,222	$731,097,252

See accompanying notes.

GRANITE BROADCASTING CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(Unaudited)		(Unaudited )
Net revenues	$32,553,314	$30,506,207	$76,095,671	$57,354,511
Station operating expenses	24,855,105	25,381,503	54,939,905	53,338,794
Depreciation expense	1,524,064	1,510,050	3,258,092	3,013,444
Amortization expense	4,759,622	6,540,107	14,238,048	12,828,602
Corporate expense	2,319,169	2,498,838	4,616,314	5,037,686
Non-cash compensation expense	325,707	331,809	654,871	799,185
Operating loss	(1,230,353)	(5,756,100)	(1,611,559)	(17,663,200)
Other expenses (income):
Interest expense	7,881,455	12,738,463	20,468,637	21,900,445
Interest income	(196,218)	(649,870)	(314,726)	(660,349)
Non-cash interest expense	3,089,470	2,201,354	10,954,152	3,069,943
Gain on station sale	(192,406,138)	—	(192,406,138)	—
Other	154,168	289,174	303,128	536,487
Income (loss) before income taxes, extraordinary item, and cumulative effect of a change in accounting principle	180,246,910	(20,335,221)	159,383,388	(42,509,726)
Provision (benefit) for income taxes:
Current	42,215,830	62,500	39,334,636	125,000
Deferred	39,155,936	(8,211,049)	34,229,121	(16,613,701)
Total provision (benefit) for income taxes	81,371,766	(8,148,549)	73,563,757	(16,488,701)
Income (loss) before extraordinary item and cumulative effect of a change in accounting principle	98,875,144	(12,186,672)	85,819,631	(26,021,025)
Extraordinary loss, net of benefit for income taxes	9,057,985	—	9,057,985	1,207,081
Cumulative effect of a change in accounting principle, net of benefit for income taxes	—	—	150,478,583	—
Net income (loss)	$89,817,159	$(12,186,672)	$(73,716,937)	$(27,228,106)
Net income (loss) attributable to common shareholders	$110,493,506	$(20,313,417)	$(61,684,476)	$(43,008,253)

Per basic common share:
Income (loss) before extraordinary item, and cumulative effect of a change in accounting principle	$6.37	$(1.09)	$5.22	$(2.25)
Extraordinary loss, net of benefit for income taxes	(0.48)	—	(0.48)	(0.07)
Cumulative effect of a change in accounting principle, net of deferred income tax benefit	—	—	(8.03)	—
Basic net income (loss) per share	$5.89	$(1.09)	$(3.29)	$(2.32)

Basic weighted average common shares outstanding	18,752,243	18,620,905	18,740,108	18,512,398

Per fully diluted common share:
Income (loss) before extraordinary item, and cumulative effect of a change in accounting principle	$6.31	$(1.09)	$5.18	$(2.25)
Extraordinary loss, net of benefit for income taxes	(0.48)	—	(0.48)	(0.07)
Cumulative effect of a change in accounting principle, net of deferred income tax benefit	—	—	(7.97)	—
Fully diluted net income (loss) per share	$5.83	$(1.09)	$(3.27)	$(2.32)
Fully diluted weighted average common shares outstanding	18,965,401	18,620,905	18,883,107	18,512,398

See accompanying notes.

GRANITE BROADCASTING CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

(Unaudited)

	Class A Voting Common Stock	Common Stock (Nonvoting)	Additional Paid-in Capital	Accumulated Deficit	Unearned Compenstation	Treasury Stock	Total Stockholders' Deficit

Balance at December 31, 2001	$1, 785	$184,479	-	$(96,703,997)	$(1,329,179)	$(297,000)	$(98,143,912)
Dividends on Cumulative Exchangable Preferred Stock			(16,672,692)	20,539			(16,652,153)
Gain on retirement of Cumulative Exchangeable Preferred Stock			28,914,771				28,914,771
Accretion of offering costs related to Cumulative Exchangeable Preferred Stock			(230,157)				(230,157)
Issuance of Common Stock (Nonvoting)		1,309	(1,309)				-
Stock expense related to stock plans			139,267		397,143		536,410
Cancellation of warrants			(12,149,880)				(12,149,880)
Discount on loans to officers					97,726		97,726
Net loss				(73,716,937)			(73,716,937)
Balance at June 30, 2002	$1,785	$185,788	-	$(170,400,395)	$(834,310)	$(297,000)	$(171,344,132)

See accompanying notes.

GRANITE BROADCASTING CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months ended June 30,
	2002	2001
	(Unaudited)
Cash flows from operating activities:
Net loss	$(73,716,937)	$(27,228,106)
Adjustments to reconcile net loss to net cash used in operating activities:

Amortization of intangible assets	14,238,048	12,828,602
Depreciation	3,258,092	3,013,444
Non-cash compensation expense	654,871	799,185
Non-cash interest expense	10,954,152	3,069,943
Deferred tax benefit	(24,121,825)	(17,387,370)
Extraordinary loss	15,096,641	2,011,801
Gain on station sale	(192,406,138)	—
Cumulative effect of a change in accounting principle	208,829,529	—
Change in assets and liabilities, net of amounts for sale of KNTV:
(Increase) decrease in accounts receivable, net	(33,320,014)	3,186,187
Increase in accounts payable and accrued liabilities	11,873,084	279,579
Decrease in film contract rights and other non-current assets	1,938,639	9,634,737

Increase (decrease) in film contract rights payable and other current liabilities	32,449,678	(7,776,203
		)
NBC network affiliation payment	—	(27,778,694)
WB Network affiliation payment	(1,057,532)	(1,261,714)
Increase in other non-current liabilities	1,494,026	549,591
(Increase) decrease in income tax receivable	(2,943,694)	19,431,046
Increase in other assets	(5,632,973)	(497,027)
Net cash used in operating activities	(32,412,353)	(27,124,999)

Cash flows from investing activities:
Proceeds from sale of station	265,018,849	—
Capital expenditures	(4,159,616)	(1,394,783)
Net cash provided by (used in) investing activities	260,859,233	(1,394,783)

Cash flows from financing activities:
Proceeds from long-term debt	—	205,000,000
Repayment of bank debt	(170,000,000)	(113,672,428)
Repurchase of cumulative exchangeable preferred stock	(53,264,005)	—
Payment of deferred financing fees	(6,238,593)	(9,786,323)
Net cash (used in) provided by financing activities	(229,502,598)	81,541,249

Net (decrease) increase in cash and cash equivalents	(1,055,718)	53,021,467
Cash and cash equivalents, beginning of period	29,426,856	9,209,249

Cash and cash equivalents, end of period	$28,371,138	$62,230,716
Supplemental information:
Cash paid for interest	$26,996,000	$18,602,000
Income taxes paid	173,000	162,000
Non-cash capital expenditures	396,000	251,000
Non-cash dividend	16,652,000	15,531,000
Fair value of warrants	—	2,065,000
Cancellation of warrants	12,150,000	—

See accompanying notes.

GRANITE BROADCASTING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 - Basis of presentation

The accompanying unaudited consolidated financial statements include the accounts of Granite Broadcasting Corporation and its subsidiaries (the “Company”), and have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  Operating results for the six-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.  For further information, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2001 which were included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.  All significant inter-company accounts and transactions have been eliminated.  Data at, and for the year ended December 31, 2001 are derived from the Company’s audited consolidated financial statements.  In the opinion of management, all adjustments of a normal recurring nature, which are necessary for a fair presentation of the results for the interim periods, have been made.

Note 2 - Asset Disposition

On April 30, 2002 the Company completed the sale of KNTV to the National Broadcasting Company, Inc. (“NBC”) for $230,000,000, plus working capital and other adjustments of $14,545,000.  In addition, NBC refunded the Company $20,473,000 of the January 1, 2002 affiliation payment due to NBC under the terms of the KNTV NBC affiliation agreement (the “San Francisco Affiliation Agreement”), which the Company prepaid on March 6, 2001.  The Company repaid $170,000,000 of outstanding senior debt and $14,763,000 of deferred interest and other fees associated with the senior credit facility and the credit agreement discussed below upon consummation of the sale.  The San Francisco Affiliation Agreement terminated upon the closing of the sale and the Company is not required to make any further affiliation payments to NBC.  The 4,500,000 warrants issued to NBC as part of the San Francisco Affiliation Agreement have been returned to the Company.  The Company’s affiliation agreements for KSEE-TV, WEEK-TV, and KBJR-TV, which involve no payment obligations, will remain in effect until their expiration on December 31, 2011.  During the second quarter the Company recorded a pre-tax book gain of $192,406,000 on the sale of KNTV.  The Company also recorded an extraordinary loss on the early extinguishment of debt, net of a current tax benefit, of $9,058,000 due to the write-off of unamortized deferred financing fees associated with the old senior credit facility.

Note 3 - Long-term debt

On April 30, 2002, the Company entered into an amended and restated senior credit agreement (the “Credit Agreement”).  The Credit Agreement consists of (i) a committed $60,000,000 Tranche A term loan facility, (ii) a committed $80,000,000 Tranche B term loan facility and (iii) an uncommitted $10,000,000 Tranche C supplemental term loan facility. The obligations of the Company with respect to all of the loan facilities are secured by substantially all of the assets of the Company and its subsidiaries. The Tranche B commitment expires on August 28, 2002, unless previously cancelled by the Company or extended at the lenders’ option for an additional period of time.  The Company anticipates borrowing the entire Tranche B term loan facility by August 28, 2002.

Upon entering into the Credit Agreement, the Company rolled over existing outstanding loans under the prior loan facility into an initial Tranche A borrowing in the amount of $35,000,000.  Proceeds from Tranche A and Tranche B term loans are used for working capital and general corporate purposes.  The Tranche A loans bear interest at the greater of LIBOR plus 4.50% or 6.50% and the Tranche B loans bear interest at the greater of LIBOR plus 9% or 11%.  All interest is payable monthly in arrears.   The Credit Agreement matures on April 15, 2004, at which time the Company must repay the principal amount of all outstanding loans and all other obligations then due and owing under the Credit Agreement.  The Credit Agreement requires the Company, among other matters, to maintain compliance with certain financial tests, including but not limited to, minimum net revenue, broadcast cash flow, EBITDA, working capital and cash balances.  At June 30, 2002 the Company was in compliance with all covenants under the Credit Agreement, except for a technical default of the minimum working capital financial covenant.  The lenders waived the technical default and the Company is now in compliance with all covenants.

Note 4 - 12.75% Cumulative Exchangeable Preferred Stock

During the second quarter the Company repurchased and retired a total of 83,920 shares of its $1,000 face amount 12.75% Cumulative Exchangeable Preferred Stock (the “Shares”) for $53,264,000.  The Shares were repurchased at an average price of $634.70 per share, generating a gain, after transaction related expenses and the write off of a portion of the initial offering costs, of $28,915,000.  The gain was recorded in additional paid in capital.

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

Under Statement 142, goodwill and other indefinite lived intangible assets are deemed to be impaired if their net book value exceeds their estimated fair value.  Upon adoption of Statement 142 as of January 1, 2002, the Company recorded a one-time, non-cash charge to reduce the carrying value of its goodwill and other indefinite lived intangible assets by $95,000,000 and $114,000,000, respectively, during the first quarter.  The decline in the carrying value of goodwill and other indefinite-lived intangible assets relates solely to the Company’s WB affiliates.  Such charge is non-operational in nature and is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations.  In calculating the impairment charge, the fair value was estimated using a discounted cash flow methodology.

As of June 30, 2002, the Company’s intangible assets and related accumulated amortization consisted of the following:

	As of June 30, 2002
	Gross Carrying Value	Accumulated Amortization

Intangible assets subject to amortization:

Network affiliation agreements	$33,374,907	$(14,647,265)
Covenant not to compete	30,000,000	(23,750,000)

	$63,374,907	$(38,397,265)

Intangible assets not subject to amortization:

Goodwill	$111,252,434	$(28,201,070)
Broadcast licenses	159,647,594	(32,315,765)
Network affiliation agreements	95,366,707	(20,882,800)

	$366,266,735	$(81,399,635)

The Company recorded amortization expense of $14,238,000 during the six months ended June 30, 2002.  If Statement 142 had been adopted effective January 1, 2001, amortization expense would have been $4,970,000 during the six months ended June 30, 2001.  Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding 5 years are as follows:  2002: $19,038,000; 2003: $6,850,000; 2004: $3,167,000; 2005: $2,684,000 and 2006: $2,684,000.  As acquisitions and dispositions occur in the future and as purchase price allocations are finalized, these amounts may vary.

The 2001 results on a historical basis do not reflect the provisions of Statement 142.  Had the Company adopted Statement 142 on January 1, 2001, the historical net loss and basic and diluted net loss per common share would have changed to the adjusted amounts indicated below:

	Three Months Ended June 30, 2001		Six Months Ended June 30, 2001
		Per basic and diluted common share		Per basic and diluted common share
Loss before extraordinary item	$(12,186,672)	$(1.09)	$(26,021,025)	$(2.25)
Add: Goodwill amortization	1,474,700	0.08	2,949,400	0.16
Add: Intangible amortization	2,454,393	0.13	4,908,786	0.27
Extraordinary loss	—	—	(1,207,081)	(0.07)

Adjusted net loss	$(8,257,579)	$(0.88)	$(19,369,920)	$(1.89)

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

In August 2001, the Financial Accounting Standards Board issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“Statement 144”). Statement 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes Financial Accounting Standards Board Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operation for a disposal of a segment of a business. Statement 144 was required to be adopted by the Company on January 1, 2002 and its adoption did not have a significant impact on its financial position, results of operations, or cash flows.

On April 30, 2002, the Financial Accounting Standards Board issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. (“Statement 145”) Statement 145 updates, clarifies and simplifies existing accounting pronouncements.  Statement 145 rescinds Statement 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Statement 145 is effective for fiscal years beginning after June 15, 2002. The Company will adopt the Statement as of and for the year ended December 31, 2003.  All prior extraordinary items relating to the extinguishments of debt will be retroactively adjusted and reclassified to income from continuing operations.

Note 6 — Per Share Calculations

The per-share calculations shown on the income statement for the three and six month periods ended June 30, 2002 and 2001 are computed in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share.  The following table sets forth the computation of basic and fully diluted earnings per share:

	Three Months Ended June 30,				Six Months Ended June 30,
	2002		2001		2002		2001
	(Unaudited)				(Unaudited)
Income (loss) before extraordinary item, and cumulative effect of a change in accounting principle	$98,875,144		$(12,186,672		$85,819,631		$(26,021,025

				)				)
Extraordinary loss, net of benefit for income taxes	9,057,985		—		9,057,985		1,207,081
Cumulative effect of a change in accounting
principle, net of deferred income tax benefit	—		—		150,478,583		—
Net income (loss)	89,817,159		(12,186,672)		(73,716,937)		(27,228,106)

LESS:
Cumulative exchangeable preferred stock dividends	8,133,304		8,001,708		16,652,153		15,530,073
Accretion of costs on cumulative exchangeable
Preferred stock	105,120		125,037		230,157		250,074

ADD:
Gain on repurchase of cumulative exchangeable Preferred stock	28,914,771		—		28,914,771
							—
Net income (loss) attributable to commonshareholders	$110,493,506		$(20,313,417)		$(61,684,476)		$(43,008,253)

(in shares)
Basic weighted average common shares outstanding	18,752,243		18,620,905		18,740,108		18,512,398

ADD:
Stock options	213,158		—		142,999		—
Fully diluted weighted average common shares outstanding	18,965,401		18,620,905		18,883,107		18,512,398

Per basic common share:
Income (loss) before extraordinary item, and cumulative effect of a change in accounting principle	$6.37		$(1.09		$5.22		$(2.25

				)				)
Extraordinary loss, net of benefit for income taxes	(0.48		—		(0.48		(0.07
		)				)		)
Cumulative effect of a change in accounting principle, net of deferred income tax benefit	—		—		(8.03		—

						)
Basic net income (loss) per share	$5.89		$(1.09)		$(3.29)			$(2.32)

Per fully diluted common share:
Income (loss) before extraordinary item, and cumulative effect of a change in accounting principle	$6.31		$(1.09		$5.18		$(2.25

				)				)
Extraordinary loss, net of benefit for income taxes	(0.48		—		(0.48		(0.07
		)				)		)
Cumulative effect of a change in accounting principle, net of deferred income tax benefit	—		—		(7.97		—

						)
Fully diluted net income (loss) per share	$5.83		$(1.09)		$(3.27)			$(2.32)

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

Introduction

The Company is a group broadcaster that operates eight network-affiliated television stations.  The Company’s revenues are derived principally from local and national advertising and, to a lesser extent, from network compensation for the broadcast of programming and revenues from studio rental and commercial production activities.  The primary operating expenses involved in owning and operating television stations are employee salaries, depreciation and amortization, programming and advertising and promotion expenses.  Numbers referred to in the following discussion have been rounded to the nearest thousand.  The Company’s operating revenue are generally lower in the first calendar quarter and generally higher in the fourth calendar quarter than in the other two quarters, due in part to increases in retail advertising in the fall months in preparation for the holiday season, and in election years due to increased political advertising.  Operating results for the six-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

Comparisons of the Company’s consolidated financial statements between the three and six months ended June 30, 2002 and the same period last year have been affected by the sale of KNTV on April 30, 2002, investments in syndicated programs at the Company’s WB affiliates, and the reduction in amortization expense of certain goodwill and other indefinite-lived intangible assets in accordance with FASB Statement 142.  The Company anticipates that comparisons of the Company’s consolidated financial statements between the years ended December 31, 2002 and 2001 will also be impacted by the aforementioned factors.

The following table sets forth certain operating data for the three and six months ended June 30, 2002 and 2001:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(Unaudited)		(Unaudited )

Operating loss	$(1,230,000)	$(5,756,000)	$(1,611,000)	$(17,663,000)
Add:
Depreciation and amortization	6,284,000	8,050,000	17,496,000	15,842,000
Corporate expense	2,319,000	2,499,000	4,616,000	5,038,000
Non-cash compensation	326,000	332,000	655,000	799,000
Program amortization	6,427,000	5,573,000	11,829,000	13,634,000
Program payments	(6,502,000)	(6,043,000)	(10,960,000)	(12,311,000)
Broadcast cash flow	$7,624,000	$4,655,000	$22,025,000	$5,339,000

“Broadcast cash flow,” means operating loss plus depreciation, amortization, corporate expense, non-cash compensation and program amortization, less program payments.  The Company has included broadcast cash flow data because such data are commonly used as a measure of performance for broadcast companies and are also used by investors to measure a company’s ability to service debt.  Broadcast cash flow is not, and should not be used as, an indicator or alternative to operating income, net income or cash flow as reflected in the consolidated financial statements, is not a measure of financial performance under accounting principles generally accepted in the United States and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with accounting principles generally accepted in the United States.

Three months ended June 30, 2002 and 2001

Net revenue totaled $32,553,000 for the three months ended June 30, 2002; an increase of $2,047,000 or 7% as compared to $30,506,000 for the three months ended June 30, 2001.  The increase was primarily due to an increase in revenue at KNTV of $3,030,000 as the station became an NBC affiliate on January 1, 2002, offset in part by a decrease in net revenue of $1,300,000 at the Company’s WB affiliates.  The Company sold KNTV to NBC on April 30, 2002.

Station operating expenses totaled $24,855,000 for the three months ended June 30, 2002; a decrease of $527,000 or 2% as compared to $25,382,000 for the three months ended June 30, 2001. The decrease was primarily due to a reduction in expense at KNTV of $2,213,000 resulting from the inclusion of one month of operations of KNTV in 2002 compared to three months last year, offset in part by increases in news, sales and promotion expenses at the other stations and the write-down of certain syndicated programs at the WB affiliates.

Amortization expense decreased $1,780,000 or 27% primarily due to the elimination of amortization of goodwill and other indefinite-lived intangible assets in conjunction with the adoption of Statement 142, offset in part, by one month of amortization of the NBC affiliation agreement at KNTV.  Corporate expense decreased $180,000 or 7% primarily due to decreased professional fees.

Interest expense decreased $4,857,000 or 38% during the three months ended June 30, 2002 as compared to the same period a year earlier primarily due to lower average debt balances and lower interest rates on the Company’s new senior credit facility.  Interest income decreased $454,000, primarily due to lower cash balances and lower interest rates.  Non-cash interest expense increased $888,000, primarily due to the imputation of one month of interest related to KNTV’s affiliation agreement offset, in part, by reduced amortization of deferred financing fees associated with the new senior credit facility.

In connection with the sale of KNTV, the Company recorded a pre-tax gain on the sale of $192,406,000.  The Company recorded a provision for income taxes of $81,372,000, consisting of a current portion of $42,216,000 and a deferred portion of $39,156,000.

The Company recorded an extraordinary loss on the early extinguishment of debt, net of a current tax benefit, of $9,058,000 due to the write-off of unamortized deferred financing fees associated with the old senior credit facility.

Six months ended June 30, 2002 and 2001

Net revenue totaled $76,096,000 for the six months ended June 30, 2002; an increase of $18,741,000 or 33% as compared to $57,355,000 for the six months ended June 30, 2001. The increase was primarily due to an increase in revenue at KNTV of $20,429,000 as the station became an NBC affiliate on January 1, 2002, offset in part by a decrease in net revenue of $2,942,000 at the Company’s WB affiliates. The Company sold KNTV to NBC on April 30, 2002.

Station operating expenses totaled $54,940,000 for the six months ended June 30, 2002; an increase of $1,601,000 or 3% as compared to $53,339,000 for the six months ended June 30, 2001. The increase was primarily due to an increase in expenses at KNTV of $2,121,000, increases in promotion and general and administrative expenses at the other stations, offset by a decrease in program expenses at the Company’s WB affiliates.

Amortization expense increased $1,409,000 or 11% primarily due to the amortization of the NBC affiliation agreement at KNTV, offset in part by the Company’s adoption of Statement 142 as a result of which the Company is no longer required to amortize goodwill and other indefinite-lived intangible assets. Corporate expense decreased $422,000 or 8% primarily due to decreased professional fees.  Non-cash compensation expense decreased $144,000 primarily due to a decrease of management stock awards granted.

Interest expense decreased $1,431,000 or 7% during the six months ended June 30, 2002 as compared to the same period a year earlier primarily due to lower average debt balances and lower interest rates on the Company’s new senior credit facility.  Interest income decreased $345,000, primarily due to lower cash balances. Non-cash interest expense increased $7,884,000, primarily due to the imputation of interest related to KNTV’s NBC affiliation agreement offset, in part, by reduced amortization of deferred financing fees associated with the new senior credit facility.

In connection with the sale of KNTV, the Company recorded a pre-tax gain on the sale of $192,406,000.  The Company recorded a provision for income taxes of $73,564,000, consisting of a current portion of $39,335,000 and a deferred portion of $34,229,000.

The Company recorded an extraordinary loss on the early extinguishment of debt, net of a current tax benefit, of $9,058,000 due to the write-off of unamortized deferred financing fees associated with the old senior credit facility.

Upon adoption of Statement 142 as of January 1, 2002, the Company recorded a one-time, non-cash charge to reduce the carrying value of its goodwill and other indefinite lived intangible assets, net of tax benefit, by $150,479,000.  The decline in the carrying value of goodwill and other indefinite-lived intangible assets relates solely to the Company’s WB affiliates.  Such charge is non-operational in nature and is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations.

Liquidity and Capital Resources

On April 30, 2002, the Company completed the sale of KNTV to NBC.  NBC paid the Company $230,000,000, plus a working capital and other adjustments of $14,545,000.  In addition, NBC refunded the Company $20,473,000 of the January 1, 2002 affiliation payment due to NBC under the terms of the KNTV NBC affiliation agreement (“San Francisco Affiliation Agreement”), which the Company prepaid on March 6, 2001.  The Company repaid $170,000,000 of outstanding senior debt and $14,763,000 of deferred interest and other fees associated with the senior credit facility and the amended credit agreement discussed below upon consummation of the sale. The Company anticipates using approximately $22,000,000 for the payment of income taxes and other expenses related to the sale of KNTV.  The San Francisco Affiliation Agreement terminated upon the closing of the sale and the Company is not required to make any further affiliation payments to NBC.  The 4,500,000 warrants issued to NBC as part of the San Francisco Affiliation Agreement have been returned to the Company.  The Company’s affiliation agreements for KSEE-TV, WEEK-TV, and KBJR-TV, which involve no payment obligations, will remain in effect until their expiration on December 31, 2011.

Simultaneously with the closing of the sale of KNTV, the Company entered into an amended and restated senior credit agreement (the “Credit Agreement”).  The Credit Agreement consists of (i) a committed $60,000,000 Tranche A term loan facility, (ii) a committed $80,000,000 Tranche B term loan facility, and (iii) an uncommitted $10,000,000 Tranche C supplemental term loan facility. The obligations of the Company with respect to all of the loan facilities are secured by substantially all of the assets of the Company and its subsidiaries.  The Tranche B commitment expires on August 28, 2002, unless previously cancelled by the Company or extended at the lenders’ option for an additional period of time.  The Company anticipates borrowing the entire Tranche B term loan facility by August 28, 2002.

Upon entering into the Credit Agreement, the Company rolled over existing outstanding loans under the prior loan facility into an initial Tranche A borrowing in the amount of $35,000,000.  Proceeds from Tranche A and Tranche B term loans shall be used for working capital and general corporate purposes.  The Tranche A loans bear interest at the greater of LIBOR plus 4.50% or 6.50% and the Tranche B loans bear interest at the greater of LIBOR plus 9% or 11%.  All interest is payable monthly in arrears.   The Credit Agreement matures on April 15, 2004, at which time the Company must repay the principal amount of all outstanding loans and all other obligations then due and owing under the Credit Agreement.  The Credit Agreement requires the Company, among other matters, to maintain compliance with certain financial tests, including but not limited to, minimum net revenue, broadcast cash flow, EBITDA, working capital and cash balances.  At June 30, 2002 the Company was in compliance with all covenants under the Credit Agreement, except for a technical default of the minimum working capital financial covenant. The lenders waived the technical default and the Company is now in compliance with all covenants.

During the quarter, the Company repurchased and retired a total of 83,920 shares of its $1,000 face amount 12.75% Cumulative Exchangeable Preferred Stock (the “Shares”) for $53,264,000.  The Shares were repurchased at an average price of $634.70 per share generating a gain, after transaction related expenses and the write off of a portion of the initial offering costs, of $28,915,000.  The gain was recorded in additional paid in capital.

Net cash used in operating activities was $32,412,000 during the six months ended June 30, 2002, compared to $27,125,000 during the six months ended June 30, 2001.  The change from 2001 to 2002 was primarily the result of an increase in net operating assets and an increase in interest payments offset in part by an increase in operating cash flow.

Net cash provided by investing activities was $260,859,000 during the six months ended June 30, 2002, compared to net cash used in investing activities of $1,395,000 during the six months ended June 30, 2001. The change from 2001 to 2002 was due to proceeds from the sale of KNTV and increased capital expenditures.

Net cash used in financing activities was $229,503,000 during the six months ended June 30, 2002 compared to net cash provided by financing activities of $81,541,000 during the six months ended June 30, 2001. The change from 2001 to 2002 was primarily due to a decrease in net borrowings, and the repurchase of Cumulative Exchangeable Preferred Stock.

As of August 9, 2002, the Company had approximately $63,959,000 of cash on hand with another $65,000,000 in available borrowings under the Credit Agreement.  The Company expects to spend approximately $20,000,000 in 2002 in capital expenditures of which $4,181,000 was spent during the six months ended June 30, 2002.  The Company believes that borrowings under its amended Credit Agreement, together with internally generated funds from operations and cash on hand will be sufficient to satisfy the Company’s cash requirements for its existing operations for at least the next twelve months.

Quantitative and Qualitative Disclosures about Market Risk

The Company’s earnings may be affected by changes in short-term interest rates as a result of its new senior Credit Agreement.  Under the Credit Agreement, the Company pays interest at the greater of LIBOR plus 4.50% or 6.50%, currently 6.50% for its Tranche A facility.  As of August 9, 2002, the one-month LIBOR rate was 1.78%.  The Company has not entered into any agreements to hedge the risk of potential interest rate increases.  Based on borrowings outstanding at June 30, 2002, a 2% increase in the LIBOR rate would increase interest expense on an annual basis by approximately $632,000.  This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such environment.

PART II.  OTHER INFORMATION

ITEM 4.	Submission of Matters to a Vote of Security Holders

On May 22, 2002, the holders of all of the Company's Voting Common Stock adopted resolutions by unanimous written consent in lieu of an annual meeting electing W. Don Cornwell, Stuart J. Beck, James L. Greenwald, Martin F. Beck, Edward Dugger III, Thomas R. Settle, Charles J. Hamilton, Jr., Robert E. Selwyn, Jr., Jon E. Barfield, Milton Frederick Brown and Veronica Pollard as directors of the Company.

ITEM 6.	Exhibits and Reports on Form 8-K

(i)		Exhibits

	a.	99.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

		99.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	b.	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANITE BROADCASTING CORPORATION
Registrant

Date August 14, 2002	/s/	W. DON CORNWELL
(W. Don Cornwell)
Chief Executive Officer

Date August 14, 2002	/s/	LAWRENCE I. WILLS
(Lawrence I. Wills)
Senior Vice President — Chief Administrative Officer
(Principal Accounting Officer)