Form 10-Q
period 2002-09-30
GRANITE BROADCASTING CORP
filed 2002-11-15
CIK 839621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Yes  ☒        No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.Class A Voting Common Stock, par value $.01 per share - 178,500 shares outstanding at November 3, 2002; Common Stock (Nonvoting), par value $.01 per share – 18,581,160 shares outstanding at November 8, 2002.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

GRANITE BROADCASTING CORPORATION

CONSOLIDATED BALANCE SHEET

	September 30, 2002	December 31, 2001
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents (including $3,964,188 and $9,286,326 of restricted cash at September 30, 2002 and December 31, 2001 respectively)	$82,195,127	$29,426,856
Accounts receivable, net	20,047,616	22,411,572
Film contract rights	23,131,726	16,077,027
Other current assets	4,407,369	6,131,223
Net assets held for sale	—	33,201,988
Total current assets	129,781,838	107,248,666

Non-current assets:
Property and equipment, net	37,037,948	33,611,468
Film contract rights and other non-current assets	20,537,391	51,874,512
Deferred financing fees, net	6,656,692	14,887,940
Intangible assets, net	307,467,209	523,474,666
Total assets	$501,481,078	$731,097,252

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$1,655,488	$1,704,626
Accrued interest	7,879,437	4,255,195
Other accrued liabilities	7,648,605	2,943,466
Film contract rights payable	29,855,522	25,133,014
Income taxes payable	13,463,293	69,874
Other current liabilities	4,787,655	5,738,440
Total current liabilities	65,290,000	39,844,615

Non-current liabilities:
Long-term debt	312,781,969	401,206,439
Film contract rights payable	33,684,510	22,859,716
Deferred tax liability	45,125,024	68,868,284
Other non-current liabilities	24,931,267	24,353,351

Cumulative exchangeable preferred stock, net of offering costs	198,036,496	272,108,759

Stockholders’ deficit:
Common Stock: 41,000,000 shares authorized consisting of 1,000,000 shares of Class A Voting Common Stock, $.01 par value, and 40,000,000 shares of Common Stock (Nonvoting), $.01 par value; 178,500 shares of Class A Voting Common Stock and 18,581,160 shares of Common Stock (Nonvoting) (18,447,927 shares at December 31, 2001) issued and outstanding	187,596	186,264
Accumulated deficit	(177,690,144)	(96,703,997)
Less: Unearned compensation	(523,549)	(1,329,179)
Treasury stock	(342,091)	(297,000)
Total stockholders’ deficit	(178,368,188)	(98,143,912)
Total liabilities and stockholders’ deficit	$501,481,078	$731,097,252

See accompanying notes

GRANITE BROADCASTING CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(Unaudited)		(Unaudited)
Net revenues	$26,083,671	$25,502,449	$102,179,342	$82,856,948
Station operating expenses	21,220,434	27,024,257	76,160,339	80,363,013
Depreciation expense	1,350,113	1,693,037	4,608,205	4,706,482
Amortization expense	2,377,515	6,413,798	16,615,563	19,242,400
Corporate expense	2,330,923	2,102,659	6,947,237	7,140,345
Non-cash compensation expense	410,619	331,809	1,065,490	1,130,994
Operating loss	(1,605,933)	(12,063,111)	(3,217,492)	(29,726,286)
Other expenses (income):
Interest expense	6,670,880	12,723,097	27,139,517	34,623,542
Interest income	(281,119)	(511,878)	(595,845)	(1,172,227)
Non-cash interest expense	974,635	2,211,492	11,928,787	5,281,435
Gain on station sale	—	—	(192,406,138)	—
Other	239,153	(126,715)	542,281	409,772
(Loss) income before income taxes, extraordinary item, and cumulative effect of a change in accounting principle	(9,209,482)	(26,359,107)	150,173,906	(68,868,808)
(Benefit) provision for income taxes:
Current	(6,936,357)	50,520	32,398,279	144,470
Deferred	378,565	(9,529,610)	34,607,686	(26,112,261)
Total (benefit) provision for income taxes	(6,557,792)	(9,479,090)	67,005,965	(25,967,791)
(Loss) income before extraordinary item and cumulative effect of a change in accounting principle	(2,651,690)	(16,880,017)	83,167,941	(42,901,017)
Extraordinary loss, net of benefit for income taxes	—	—	9,057,985	1,207,081
Cumulative effect of a change in accounting principle, net of benefit for income taxes	—	—	150,478,583	—
Net loss	$(2,651,690)	$(16,880,017)	$(76,368,627)	$(44,108,098)

Net loss attributable to common shareholders	$(7,385,551)	$(25,019,958)	$(69,070,027)	$(68,028,188)

Per basic common share:
(Loss) income before extraordinary item, and cumulative effect of a change in accounting principle	$(0.39)	$(1.34)	$4.83	$(3.60)
Extraordinary loss, net of benefit for income taxes	—	—	(0.48)	(0.07)
Cumulative effect of a change in accounting principle, net of deferred income tax benefit	—	—	(8.03)	—
Basic net loss per share	$(0.39)	$(1.34)	$(3.68)	$(3.67)

Basic weighted average common shares outstanding	18,757,441	18,622,044	18,745,885	18,539,443

Per fully diluted common share:
(Loss) income before extraordinary item, and cumulative effect of a change in accounting principle	$(0.39)	$(1.34)	$4.76	$(3.60)
Extraordinary loss, net of benefit for income taxes	—	—	(0.48)	(0.07)
Cumulative effect of a change in accounting principle, net of deferred income tax benefit	—	—	(7.91)	—
Fully diluted net loss per share	$(0.39)	$(1.34)	$(3.63)	$(3.67)
Fully diluted weighted average common shares outstanding	18,757,441	18,622,044	19,017,490	18,539,443

See accompanying notes

GRANITE BROADCASTING CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Class A Voting Common Stock	Common Stock (Nonvoting)	Additional Paid-in Capital	Accumulated Deficit	Unearned Compensation	Treasury Stock	Total Stockholders’ Deficit

Balance at December 31, 2001	$1,785	$184,479	$—	$(96,703,997)	$(1,329,179)	$(297,000)	$(98,143,912)
Dividends on Cumulative Exchangable Preferred Stock			(18,063,941)	(4,617,520)			(22,681,461)
Gain on retirement of Cumulative Exchangeable Preferred Stock			30,299,037				30,299,037
Accretion of offering costs related to Cumulative Exchangeable Preferred Stock			(318,976)				(318,976)
Grant of stock award under stock plans			96,560		(96,560)		—
Exercise of stock options		20	2,980				3,000
Issuance of Common Stock (Nonvoting)		1,312	(1,312)				—
Repurchase of Common Stock						(45,091)	(45,091)
Stock expense related to stock plans			135,532		755,601		891,133
Cancellation of warrants			(12,149,880)				(12,149,880)
Discount on loans to officers					146,589		146,589
Net loss				(76,368,627)			(76,368,627)

Balance at September 30, 2002	$1,785	$185,811	$—	$(177,690,144)	$(523,549)	$(342,091)	$(178,368,188)

See accompanying notes

GRANITE BROADCASTING CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months ended September 30,
	2002	2001
	(Unaudited)
Cash flows from operating activities:
Net loss	$(76,368,627)	$(44,108,098)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	16,615,563	19,242,400
Depreciation	4,608,205	4,706,482
Non-cash compensation expense	1,065,490	1,130,994
Non-cash interest expense	11,928,787	5,281,435
Deferred tax benefit	(23,743,260)	(26,916,980)
Extraordinary loss	15,096,641	2,011,801
Gain on station sale	(192,406,138)	—
Cumulative effect of a change in accounting principle	208,829,529	—
Change in assets and liabilities, net of amounts for sale of KNTV:
(Increase) decrease in accounts receivable, net	(31,806,036)	5,606,666
Increase in accounts payable and accrued liabilities	8,135,013	6,022,338
Increase in film contract rights and other non-current assets	(15,695,417)	(1,756,473)
Increase in film contract rights payable and other current liabilities	33,362,976	4,091,122
NBC network affiliation payment	—	(27,778,694)
WB Network affiliation payment	(3,688,389)	(3,892,571)
(Decrease) increase in other non-current liabilities	(7,732,705)	1,099,780
Decrease in income tax receivable	—	19,431,046
Increase in other assets	(250,853)	(1,237,806)
Net cash used in operating activities	(52,049,221)	(37,066,558)

Cash flows from investing activities:
Proceeds from sale of station	265,018,849	—
Capital expenditures	(8,121,595)	(1,976,741)
Net cash provided by (used in) investing activities	256,897,254	(1,976,741)

Cash flows from financing activities:
Proceeds from long-term debt	80,000,000	205,000,000
Repayment of bank debt	(170,000,000)	(113,672,428)
Repurchase of cumulative exchangeable preferred stock	(53,264,005)	—
Repurchase of common stock	(45,091)	—
Payment of deferred financing fees	(8,770,666)	(9,884,055)
Net cash (used in) provided by financing activities	(152,079,762)	81,443,517

Net increase in cash and cash equivalents	52,768,271	42,400,218
Cash and cash equivalents, beginning of period	29,426,856	9,209,249

Cash and cash equivalents, end of period	$82,195,127	$51,609,467
Supplemental information:
Cash paid for interest	$28,166,000	$25,492,000
Income taxes paid	15,912,000	197,000
Non-cash capital expenditures	534,000	406,000
Non-cash dividend	21,293,000	23,545,000
Fair value of warrants	—	2,065,000
Cancellation of warrants	12,150,000	—

See accompanying notes

GRANITE BROADCASTING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – Basis of presentation

The accompanying unaudited consolidated financial statements include the accounts of Granite Broadcasting Corporation and its subsidiaries (the “Company”), and have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  Operating results for the nine-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.  For further information, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2001 which were included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.  All significant inter-company accounts and transactions have been eliminated.  Data at, and for the year ended December 31, 2001 are derived from the Company’s audited consolidated financial statements.  In the opinion of management, all adjustments of a normal recurring nature, which are necessary for a fair presentation of the results for the interim periods, have been made.

Note 2 – Asset Disposition

On April 30, 2002 the Company completed the sale of KNTV to the National Broadcasting Company, Inc. (“NBC”) for $230,000,000, plus working capital and other adjustments of $14,545,000.  In addition, NBC refunded the Company $20,473,000 of the January 1, 2002 affiliation payment due to NBC under the terms of the KNTV NBC affiliation agreement (the “San Francisco Affiliation Agreement”), which the Company prepaid on March 6, 2001.  The Company repaid $170,000,000 of outstanding senior debt and $14,763,000 of deferred interest and other fees associated with the senior credit facility and the credit agreement discussed below upon consummation of the sale.  The Company also recorded an extraordinary loss on the early extinguishment of debt, net of a current tax benefit, of $9,058,000 due to the write-off of unamortized deferred financing fees associated with the old senior credit facility.  The San Francisco Affiliation Agreement terminated upon the closing of the sale and the Company is not required to make any further affiliation payments to NBC.  The 4,500,000 warrants issued to NBC as part of the San Francisco Affiliation Agreement have been returned to the Company.  The Company’s affiliation agreements for KSEE-TV, WEEK-TV, and KBJR-TV, which involve no payment obligations, will remain in effect until their expiration on December 31, 2011.  During the second quarter of 2002 the Company recorded a pre-tax book gain of $192,406,000 on the sale of KNTV.

Note 3 – Long-term debt

On April 30, 2002, the Company entered into an amended and restated senior credit agreement (the “Credit Agreement”).  The Credit Agreement consists of (i) a committed $60,000,000 Tranche A term loan facility, (ii) a committed $80,000,000 Tranche B term loan facility and (iii) an uncommitted $10,000,000 Tranche C supplemental term loan facility. The obligations of the Company with respect to all of the loan facilities are secured by substantially all of the assets of the Company and its subsidiaries.  During the second quarter of 2002 the Company rolled over existing outstanding loans under the prior loan facility into an initial Tranche A borrowing in the amount of $35,000,000.  The Company also borrowed the entire $80,000,000 Tranche B term loan facility during the third quarter of 2002.

Proceeds from Tranche A and Tranche B term loans are used for working capital and general corporate purposes.  The Tranche A loans bear interest at the greater of LIBOR plus 4.50% or 6.50% and the Tranche B loans bear interest at the greater of LIBOR plus 9% or 11%.  All interest is payable monthly in arrears.  The Credit Agreement matures on April 15, 2004, at which time the Company must repay the principal amount of all outstanding loans and all other obligations then due and owing under the Credit Agreement.  The Credit Agreement requires the Company, among other matters, to maintain compliance with certain financial tests, including but not limited to, minimum net revenue, broadcast cash flow, EBITDA, working capital and cash balances.  As of September 30, 2002, the Company was in compliance with all covenants under the Agreement.

Note 4 – 12.75% Cumulative Exchangeable Preferred Stock

During the second quarter of 2002 the Company repurchased and retired a total of 83,920 shares of its $1,000 face amount 12.75% Cumulative Exchangeable Preferred Stock (the “Shares”) for $53,264,000.  The Shares were repurchased at an average price of $634.70 per share, generating a gain, after transaction related expenses and the write off of a portion of the initial offering costs, of $30,299,000.  The gain was recorded in additional paid in capital.

Note 5 – Treasury Stock

On September 16, 2002, the Company announced a program to repurchase shares of its outstanding common stock utilizing up to $2,000,000 cash on hand, as permitted by the Credit Agreement.  During the third quarter of 2002 the Company repurchased 20,200 shares for $45,000. During October 2002, the Company repurchased 227,500 shares for $490,000.  The Company recorded the costs of the repurchases made during the third quarter 2002 in Treasury Stock on the Balance Sheet and will account for subsequent stock repurchases in the same manner.

Note 6 – Recent Accounting Pronouncements

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

As of September 30, 2002, the Company’s intangible assets and related accumulated amortization consisted of the following:

	As of September 30, 2002
	Gross Carrying Value	Accumulated Amortization

Intangible assets subject to amortization:
Network affiliation agreements	$33,374,951	$(15,524,780)
Covenant not to compete	30,000,000	(25,250,000)

	$63,374,951	$(40,774,780)

Intangible assets not subject to amortization:
Goodwill	$111,252,372	$(28,201,070)
Broadcast licenses	159,647,594	(32,315,765)
Network affiliation agreements	95,366,707	(20,882,800)

	$366,266,673	$(81,399,635)

The Company recorded amortization expense of $16,616,000 during the nine months ended September 30, 2002.  If Statement 142 had been adopted effective January 1, 2001, amortization expense would have been $7,455,000 during the nine months ended September 30, 2001.  Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding 5 years are as follows:  2002: $19,016,000; 2003: $6,850,000; 2004: $3,167,000; 2005: $2,684,000 and 2006: $2,684,000.  As acquisitions and dispositions occur in the future and as purchase price allocations are finalized, these amounts may vary.

The 2001 results on a historical basis do not reflect the provisions of Statement 142.  Had the Company adopted Statement 142 on January 1, 2001, the historical net loss and basic and diluted net loss per common share would have changed to the adjusted amounts indicated below:

	Three Months Ended September 30, 2001		Nine Months Ended September 30, 2001
		Per basic and diluted common share		Per basic and diluted common share

Loss before extraordinary item	$(16,880,017)	$(1.34)	$(42,901,017)	$(3.60)
Add: Goodwill amortization	1,474,700	0.08	4,424,100	0.24
Add: Intangible amortization	2,454,393	0.13	7,363,179	0.40
Extraordinary loss	—	—	(1,207,081)	(0.07)

Adjusted net loss	$(12,950,924)	$(1.13)	$(32,320,819)	$(3.03)

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“Statement 143”), effective for fiscal years beginning after June 15, 2002. This standard provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets. Statement 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as a part of the book value of the long-lived asset. That cost is then depreciated over the remaining life of the underlying long-lived asset. The Company is currently evaluating the impact that this new standard will have on future results of operations and financial position.

In August 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“Statement 144”). Statement 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes Financial Accounting Standards Board Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operation for a disposal of a segment of a business. Statement 144 was required to be adopted by the Company on January 1, 2002 and its adoption did not have a significant impact on its financial position, results of operations, or cash flows.

On April 30, 2002, the FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. (“Statement 145”) Statement 145 updates, clarifies and simplifies existing accounting pronouncements.  Statement 145 rescinds Statement 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Statement 145 is effective for fiscal years beginning after June 15, 2002. The Company will adopt the Statement for the year ended December 31, 2003.  All prior extraordinary items relating to the extinguishments of debt will be retroactively adjusted and reclassified to income from continuing operations.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“Statement 146”).  Statement 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).”  The provisions of Statement 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.  The Company does not believe the adoption of Statement 146 will have a significant impact on its financial position, results of operations, or cash flows.

Note 7 – Per Share Calculations

The per-share calculations shown on the income statement for the three and nine month periods ended September 30, 2002 and 2001 are computed in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share.  The following table sets forth the computation of basic and fully diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(Unaudited)		(Unaudited)
(Loss) income before extraordinary item, and cumulative effect of a change in accounting principle	$(2,651,690)	$(16,880,017)	$83,167,941	$(42,901,017)
Extraordinary loss, net of benefit for income taxes	—	—	9,057,985	1,207,081
Cumulative effect of a change in accounting principle, net of deferred income tax benefit	—	—	150,478,583	—
Net loss	(2,651,690)	(16,880,017)	(76,368,627)	(44,108,098)

LESS:
Cumulative exchangeable preferred stock dividends	6,029,308	8,014,904	22,681,461	23,544,979
Accretion of costs on cumulative exchangeable Preferred stock	88,819	125,037	318,976	375,111

ADD:
Gain on repurchase of cumulative exchangeable Preferred stock	1,384,266	—	30,299,037	—
Net loss attributable to common shareholders	$(7,385,551)	$(25,019,958)	$(69,070,027)	$(68,028,188)

(in shares)
Basic weighted average common shares outstanding	18,757,441	18,622,044	18,745,885	18,539,443

ADD:
Stock options and management stock grants	—	—	271,605	—
Fully diluted weighted average common shares outstanding	18,757,441	18,622,044	19,017,490	18,539,443

Per basic common share:
(Loss) income before extraordinary item, and cumulative effect of a change in accounting principle	$(0.39)	$(1.34)	$4.83	$(3.60)
Extraordinary loss, net of benefit for income taxes	—	—	(0.48)	(0.07)
Cumulative effect of a change in accounting principle, net of deferred income tax benefit	—	—	(8.03)	—
Basic net loss per share	$(0.39)	$(1.34)	$(3.68)	$(3.67)

Per fully diluted common share:
(Loss) income before extraordinary item, and cumulative effect of a change in accounting principle	$(0.39)	$(1.34)	$4.76	$(3.60)
Extraordinary loss, net of benefit for income taxes	—	—	(0.48)	(0.07)
Cumulative effect of a change in accounting principle, net of deferred income tax benefit	—	—	(7.91)	—
Fully diluted net loss per share	$(0.39)	$(1.34)	$(3.63)	$(3.67)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and related notes appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.  Certain sections of this Form 10-Q contain various forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, which represent the Company’s expectations or beliefs concerning future events.  The forward-looking statements include, without limitation, the Company’s ability to meet its future liquidity needs.  These forward-looking statements reflect the plans and beliefs of management as of the date of this report.  The Company cautions that these forward-looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements.  Such factors include, without limitation, general economic conditions, competition in the markets in which the Company’s stations are located, technological change and innovation in the broadcasting industry and proposed legislation.  Consequently, these cautionary statements and the cautionary language set forth in the Company’s most recent Form 10-K report and other documents filed with the Securities and Exchange Commission qualify all forward-looking statements made herein.

Introduction

The Company is a group broadcaster that operates eight network-affiliated television stations.  The Company’s revenues are derived principally from local and national advertising and, to a lesser extent, from network compensation for the broadcast of programming and revenues from studio rental and commercial production activities.  The primary operating expenses involved in owning and operating television stations are employee salaries, depreciation and amortization, programming and advertising and promotion expenses.  Numbers referred to in the following discussion have been rounded to the nearest thousand.  The Company’s operating revenue are generally lower in the first calendar quarter and generally higher in the fourth calendar quarter than in the other two quarters, due in part to increases in retail advertising in the fall months in preparation for the holiday season, and in election years due to increased political advertising.  Operating results for the nine-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

Comparisons of the Company’s consolidated financial statements between the three and nine months ended September 30, 2002 and the same period last year have been affected by the sale of KNTV on April 30, 2002, and the reduction in amortization expense of certain goodwill and other indefinite-lived intangible assets in accordance with FASB Statement 142.  The Company anticipates that comparisons of the Company’s consolidated financial statements between the years ended December 31, 2002 and 2001 will also be impacted by the aforementioned factors.

The following table sets forth certain operating data for the three and nine months ended September 30, 2002 and 2001:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(Unaudited)		(Unaudited)

Operating loss	$(1,606,000)	$(12,063,000)	$(3,217,000)	$(29,726,000)
Add:
Depreciation and amortization	3,728,000	8,107,000	21,224,000	23,949,000
Corporate expense	2,331,000	2,103,000	6,947,000	7,140,000
Non-cash compensation	411,000	332,000	1,065,000	1,131,000
Program amortization	5,881,000	5,552,000	17,710,000	19,186,000
Program payments	(6,267,000)	(6,014,000)	(17,227,000)	(18,324,000)
Broadcast cash flow	$4,478,000	$(1,983,000)	$26,502,000	$3,356,000

“Broadcast cash flow,” as defined by the Company, is operating loss plus depreciation, amortization, corporate expense, non-cash compensation and program amortization, less program payments.  The Company has included broadcast cash flow data because such data are commonly used as a measure of performance for broadcast companies and are also used by investors to measure a company’s ability to service debt.  Broadcast cash flow is not, and should not be used as, an indicator or alternative to operating income, net income or cash flow as reflected in the consolidated financial statements.  Broadcast cash flow is not a measure of financial performance under accounting principles generally accepted in the United States and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with accounting principles generally accepted in the United States.

Results of Operations

Three months ended September 30, 2002 and 2001

Net revenue totaled $26,084,000 for the three months ended September 30, 2002; an increase of $582,000 or 2% compared to $25,502,000 for the three months ended September 30, 2001.  Included in the three months ended September 30, 2001 is $2,652,000 of net revenue related to KNTV, which was sold to NBC on April 30, 2002.  Net revenue at the remaining stations increased $3,234,000 primarily due to increases in local and national non-political advertising revenue and increased political revenue in an election year.

Station operating expenses totaled $21,220,000 for the three months ended September 30, 2002; a decrease of $5,804,000 or 21% compared to $27,024,000 for the three months ended September 30, 2001. Included in the three months ended September 30, 2001 is $5,708,000 of operating expenses related to KNTV.  The remaining stations operating expenses decreased $96,000 or less than 1%.

Amortization expense decreased $4,036,000 or 63% during the three months ended September 30, 2002 compared to the same period a year earlier primarily due to the elimination of amortization of goodwill and other indefinite-lived intangible assets in conjunction with the adoption of Statement 142.  Corporate expense increased $228,000 or 11% during the three months ended September 30, 2002 compared to the same period a year earlier primarily due to increased professional fees and insurance expense.

Interest expense decreased $6,052,000 or 48% during the three months ended September 30, 2002 compared to the same period a year earlier primarily due to lower average debt balances and lower interest rates on the Company’s new senior credit facility.  Interest income decreased $231,000, during the three months ended September 30, 2002 compared to the same period a year earlier primarily due to lower average cash balances and lower interest rates.  Non-cash interest expense decreased $1,237,000 for the three months ended September 30, 2002 compared to the same period a year earlier primarily due to reduced amortization of deferred financing fees associated with the new senior credit facility.

During the three months ended September 30, 2002, the Company recorded a benefit for income taxes of $6,558,000 of which $6,936,000 is a current tax benefit and $379,000 is a deferred tax provision.

Nine months ended September 30, 2002 and 2001

Net revenue totaled $102,179,000 for the nine months ended September 30, 2002; an increase of $19,322,000 or 23% as compared to $82,857,000 for the nine months ended September 30, 2001. Of this increase $17,777,000 relates to KNTV from its switch from an independent television station to an NBC affiliate.  The remaining increase of $1,545,000 was due to increased national and political revenue offset by lower local non-political revenue and network compensation.

Station operating expenses totaled $76,160,000 for the nine months ended September 30, 2002; a decrease of $4,203,000 or 5% as compared to $80,363,000 for the nine months ended September 30, 2001.   Of this decrease, $3,735,000 relates to KNTV, primarily due to lower news expense.  The remaining stations operating expenses decreased $468,000 or less than 1%.

Amortization expense decreased $2,627,000 or 14% due to the elimination of amortization of goodwill and other indefinite-lived intangible assets in conjunction with the adoption of Statement 142, offset by the amortization of the NBC affiliation agreement at KNTV prior to the sale of KNTV on April 30, 2002.  Corporate expense decreased $193,000 or 3% primarily due to decreased professional fees.

Interest expense decreased $7,484,000 or 22% during the nine months ended September 30, 2002 as compared to the same period a year earlier primarily due to lower average debt balances and lower interest rates on the Company’s new senior credit facility.  Interest income decreased $576,000, primarily due to lower average cash balances and lower interest rates.  Non-cash interest expense increased $6,647,000, primarily due to the imputation of interest related to KNTV’s NBC affiliation agreement offset, in part, by reduced amortization of deferred financing fees associated with the new senior credit facility.

In connection with the sale of KNTV, the Company recorded a pre-tax gain on the sale of $192,406,000 in the second quarter.  The Company recorded a provision for income taxes of $67,006,000, consisting of a current portion of $32,398,000 and a deferred portion of $34,608,000 during the nine months ended September 30, 2002.

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

Liquidity and Capital Resources

On April 30, 2002, the Company completed the sale of KNTV to NBC.  NBC paid the Company $230,000,000, plus a working capital and other adjustments of $14,545,000.  In addition, NBC refunded the Company $20,473,000 of the January 1, 2002 affiliation payment due to NBC under the terms of the KNTV NBC affiliation agreement (“San Francisco Affiliation Agreement”), which the Company prepaid on March 6, 2001.  The Company repaid $170,000,000 of outstanding senior debt and $14,763,000 of deferred interest and other fees associated with the senior credit facility and the amended credit agreement discussed below upon consummation of the sale. The Company anticipates incurring a cash tax liability for the year of approximately $25,000,000 of which $15,400,000 has been paid to date.  The remainder is to be paid in December 2002.  The San Francisco Affiliation Agreement terminated upon the closing of the sale and the Company is not required to make any further affiliation payments to NBC.  The 4,500,000 warrants issued to NBC as part of the San Francisco Affiliation Agreement have been returned to the Company.  The Company’s affiliation agreements for KSEE-TV, WEEK-TV, and KBJR-TV, which involve no payment obligations, will remain in effect until their expiration on December 31, 2011.

Simultaneously with the closing of the sale of KNTV, the Company entered into an amended and restated senior credit agreement (the “Credit Agreement”).  The Credit Agreement consists of (i) a committed $60,000,000 Tranche A term loan facility, (ii) a committed $80,000,000 Tranche B term loan facility, and (iii) an uncommitted $10,000,000 Tranche C supplemental term loan facility.  The obligations of the Company with respect to all of the loan facilities are secured by substantially all of the assets of the Company and its subsidiaries. During the second quarter the Company rolled over existing outstanding loans under the prior loan facility into an initial Tranche A borrowing in the amount of $35,000,000.  The Company also borrowed the entire $80,000,000 Tranche B term loan facility during the third quarter.  Proceeds from Tranche A and Tranche B term loans can be used for working capital and general corporate purposes.  The Tranche A loans bear interest at the greater of LIBOR plus 4.50% or 6.50% and the Tranche B loans bear interest at the greater of LIBOR plus 9% or 11%.  All interest is payable monthly in arrears.   The Credit Agreement matures on April 15, 2004, at which time the Company must repay the principal amount of all outstanding loans and all other obligations then due and owing under the Credit Agreement.  The Credit Agreement requires the Company, among other matters, to maintain compliance with certain financial tests, including but not limited to, minimum net revenue, broadcast cash flow, EBITDA, working capital and cash balances.  At September 30, 2002 the Company was in compliance with all covenants under the Credit Agreement.

During the second quarter, the Company repurchased and retired a total of 83,920 shares of the 12.75% Cumulative Exchangeable Preferred Stock (the “Preferred Stock”) for $53,264,000.  The Preferred Stock was repurchased at an average price of $634.70 per share generating a gain, after transaction related expenses and the write off of a portion of the initial offering costs of $30,299,000.  The gain was recorded in additional paid in capital. The Credit Agreement restricts the payment of any cash dividend.  Consequently the Company did not pay the semi-annual dividend due to the holders of the Preferred Stock on October 1, 2002.  If three or more semi-annual dividend payments (whether or not consecutive) are not paid, the holders of the Preferred Stock will have the right to elect the lesser of two directors or that number of directors constituting 25% of the members of the Board of Directors.  The right of the holders of the Preferred Stock to elect members of the Board of Directors as set forth above would continue until such time as all accumulated dividends that are required to be paid in cash and that are in arrears on the Preferred Stock are paid in full in cash.

Net cash used in operating activities was $52,049,000 during the nine months ended September 30, 2002, compared to $37,067,000 during the nine months ended September 30, 2001.  The change from 2001 to 2002 was primarily the result of higher income taxes paid, and an increase in net operating assets, offset in part by an increase in operating cash flow.

Net cash provided by investing activities was $256,897,000 during the nine months ended September 30, 2002, compared to net cash used in investing activities of $1,977,000 during the nine months ended September 30, 2001. The change from 2001 to 2002 was due to proceeds from the sale of KNTV offset by increased capital expenditures.

Net cash used in financing activities was $152,080,000 during the nine months ended September 30, 2002 compared to net cash provided by financing activities of $81,444,000 during the nine months ended September 30, 2001. The change from 2001 to 2002 was primarily due to a decrease in net borrowings, and the repurchase of Cumulative Exchangeable Preferred Stock.

As of November 8, 2002, the Company had approximately $81,415,000 of cash on hand, of which $2,532,000 is restricted for payment of Tranche B interest, with $25,000,000 in available borrowings under the Credit Agreement.  The Company expects to spend approximately $16,000,000 in 2002 in capital expenditures of which $8,182,000 was spent during the nine months ended September 30, 2002.  The Company believes that borrowings under its amended Credit Agreement, together with internally generated funds from operations and cash on hand will be sufficient to satisfy the Company’s cash requirements for its existing operations for at least the next twelve months.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company’s earnings may be affected by changes in short-term interest rates as a result of its new senior Credit Agreement.  Under the Credit Agreement, Tranche A loans bear interest at the greater of LIBOR plus 4.50% or 6.50%, currently 6.50%, and the Tranche B loans bear interest at the greater of LIBOR plus 9% or 11%, currently 11%.  As of November 8, 2002, the six-month LIBOR rate was 1.40000%.  The Company has not entered into any agreements to hedge the risk of potential interest rate increases.  Based on borrowings outstanding at September 30, 2002, a 2% increase in the LIBOR rate would increase interest expense on an annual basis by approximately $1,610,000.  This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such environment.

Item 4.  Internal Control Disclosure

As of September 30, 2002, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure control and procedures were effective as of September 30, 2002.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

PART II.  OTHER INFORMATION

Item 5.    Other Information

Nasdaq has on two occasions since September 9, 2002 notified the Company that it’s common Stock (Nonvoting) had, for the previous 10 consecutive trading days, not complied with the $35 million market capitalization requirement (or the alternative tests of either having stockholders’ equity of at least $2.5 million or $500,000 in annual net income) for continued listing on the Nasdaq Small Cap Market.  In such notifications, Nasdaq indicated that to continue to be listed, the market capitalization must be $35 million or more for a minimum of ten consecutive business days on or before a date certain, failing which Nasdaq Staff will notify the Company that its Common Stock (Nonvoting) will be delisted.  The Company is currently in compliance with the listing requirements for the Nasdaq Small Cap Market.  There can be no assurance that the Company will continue to comply with the listing requirements for the Nasdaq Small Cap Market.

Item 6.    Exhibits and Reports on Form 8-K

(i)                       Exhibits

a.                                       99.1                          Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of

2002

99.2                          Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of

2002

b.                                      Reports on Form 8-K

Current Report on Form 8-K filed on September 13, 2002, reporting that the Company had received a letter from Nasdaq stating that its nonvoting common stock did not comply with the $35,000,000 market capitalization requirement for continued listing on the Nasdaq Small Cap Market.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANITE BROADCASTING CORPORATION
Registrant

Date November 14, 2002	/s/	W. DON CORNWELL
(W. Don Cornwell)
Chief Executive Officer

Date November 14, 2002	/s/	LAWRENCE I. WILLS
(Lawrence I. Wills)
Senior Vice President – Chief Administrative Officer (Principal Accounting Officer)

Certification of

Chief Executive Officer

of Granite Broadcasting Corporation

I, W. Don Cornwell, certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q of Granite Broadcasting Corporation (the “Company”);

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.                                       The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of the Company’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6.                                       The Company’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ W. Don Cornwell
W. Don Cornwell
Chief Executive Officer

Certification of

Chief Financial Officer

of Granite Broadcasting Corporation

I, Ellen McClain, certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q of Granite Broadcasting Corporation (the “Company”);

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.                                       The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The Company’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of the Company’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6.                                       The Company’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Ellen McClain
Ellen McClain
Chief Financial Officer