Form 10-K
period 2002-12-31
GRANITE BROADCASTING CORP
filed 2003-03-28
CIK 839621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the act).  Yes  ☐  No  ☒

As of March 21, 2003, 18,813,529  shares of Granite Broadcasting Corporation Common Stock (Nonvoting) were outstanding.  The aggregate market value (based upon the last reported sale price on the Nasdaq Small Cap Market on June 30,2002) of the shares of Common Stock (Nonvoting) held by non-affiliates was approximately $41,074,000  (For purposes of calculating the preceding amounts only, all directors and executive officers of the registrant are assumed to be affiliates.)  As of March 21, 2003, 178,500 shares of Granite Broadcasting Corporation Class A Voting Common Stock were outstanding, all of which were held by affiliates.

DOCUMENTS INCORPORATED BY REFERENCE:  None

GRANITE BROADCASTING CORPORATION

Form 10-K

FORWARD-LOOKING STATEMENTS

THIS REPORT INCLUDES OR INCORPORATES FORWARD-LOOKING STATEMENTS. WE HAVE BASED THESE FORWARD-LOOKING STATEMENTS ON OUR CURRENT EXPECTATIONS AND PROJECTIONS ABOUT FUTURE EVENTS. THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS REPORT, CONCERNING, AMONG OTHER THINGS, FUTURE FINANCIAL RESULTS, INVOLVE RISKS AND UNCERTAINTIES, AND ARE SUBJECT TO CHANGE BASED ON VARIOUS IMPORTANT FACTORS, INCLUDING THE IMPACT OF CHANGES IN NATIONAL AND REGIONAL ECONOMIES, OUR ABILITY TO SERVICE OUR OUTSTANDING DEBT, SUCCESSFUL INTEGRATION OF ACQUIRED TELEVISION STATIONS (INCLUDING ACHIEVEMENT OF SYNERGIES AND COST REDUCTIONS), PRICING FLUCTUATIONS IN LOCAL AND NATIONAL ADVERTISING, VOLATILITY IN PROGRAMMING COSTS AND THE EFFECTS OF GOVERNMENTAL REGULATION OF BROADCASTING. OTHER MATTERS SET FORTH IN THIS REPORT, OR IN THE DOCUMENTS INCORPORATED HEREIN BY REFERENCE MAY ALSO CAUSE ACTUAL RESULTS IN THE FUTURE TO DIFFER MATERIALLY FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS. WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR

OTHERWISE. IN LIGHT OF THESE RISKS, UNCERTAINTIES AND ASSUMPTIONS, THE FORWARD-LOOKING EVENTS DISCUSSED IN THIS REPORT MIGHT NOT OCCUR.

PART I

Item 1.    Business

Granite Broadcasting Corporation (“Granite” or the “Company”), a Delaware corporation, is a group broadcasting company founded in 1988 to acquire and manage network-affiliated television stations and other media and communications-related properties.  The Company’s goal is to identify and acquire properties that management believes have the potential for substantial long-term appreciation and to aggressively manage such properties to improve their operating results.  The Company currently owns and operates eight network-affiliated television stations: WTVH-TV, the CBS affiliate serving Syracuse, New York (“WTVH”); KSEE-TV, the NBC affiliate serving Fresno-Visalia, California (“KSEE”); WPTA-TV, the ABC affiliate serving Fort Wayne, Indiana (“WPTA”); WEEK-TV, the NBC affiliate serving Peoria-Bloomington, Illinois (“WEEK-TV”); KBJR-TV, the NBC affiliate serving Duluth, Minnesota and Superior, Wisconsin (“KBJR”); WKBW-TV, the ABC affiliate serving Buffalo, New York (“WKBW”); WDWB-TV, the WB Network affiliate serving Detroit, Michigan (“WDWB”); and KBWB-TV, the WB Network affiliate serving San Francisco-Oakland-San Jose, California (“KBWB”). The Company also owns Channel 11 License, Inc., the permittee of television station KRII, Channel 11, Chisholm, Minnesota, a satellite station which rebroadcasts the signal of KBJR.  KRII began to rebroadcast the signal of KBJR in January 2003.

KBJR and WEEK were acquired in separate transactions in October 1988, WPTA was acquired in December 1989, WTVH and KSEE were acquired in December 1993, WKBW was acquired in June 1995, WDWB was acquired in January 1997 and KBWB was acquired in July 1998.  The Company owns all but one of its television stations through separate wholly owned subsidiaries (collectively, the “Subsidiaries”; references herein to the “Company” or to “Granite” include Granite Broadcasting Corporation and its Subsidiaries).

The Company makes available free of charge, on or through the SEC Filings section of Granite’s web site (http://www.granitetv.com/), the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after the Company electronically files such material with, or furnished it to, the SEC.Recent Developments

Recent Developments

Asset Disposition

On April 30, 2002, the Company completed the sale of KNTV to the National Broadcasting Company (“NBC”).  NBC paid the Company $230,000,000 plus working capital and other adjustments of $14,545,000.  In addition, NBC refunded the Company $20,473,000 of the January 1, 2002 affiliation payment due NBC under the terms of the KNTV NBC Affiliation Agreement (the “San Francisco Affiliation Agreement”), which the Company prepaid on March 6, 2001. The Company repaid $170,000,000 of outstanding senior debt and $14,763,000 of deferred interest and other fees associated with the senior credit facility and the amended credit agreement discussed below upon consummation of the sale.  The San Francisco Affiliation Agreement terminated upon the closing of the sale and the Company is not required to make any further affiliation payments to NBC.  The 4,500,000 warrants issued to NBC as part of the San Francisco Affiliation Agreement have been returned to the Company.  The Company’s NBC affiliation agreements for KSEE-TV, WEEK-TV and KBJR-TV involve no payment obligations to NBC and have a contractual term through December 31, 2011.  The Company recorded a pre-tax book gain of $192,406,000 on the sale of KNTV.

Amended and Restated Credit Agreement

Simultaneously with the sale of KNTV, the Company entered into an amended and restated senior credit facility (the “Credit Agreement”). The Credit Agreement consists of (i) a committed $60,000,000 Tranche A term loan facility, (ii) a committed $80,000,000 Tranche B term loan facility and (iii) an uncommitted $10,000,000 Tranche C supplemental term loan facility. Upon entering into the Credit Agreement, the Company rolled over existing outstanding loans under the prior loan facility into an initial Tranche A borrowing in the amount of $35,000,000 and currently has $25,000,000 of available borrowings under this loan facility.  The Company borrowed the entire Tranche B term loan facility during 2002.  The terms of the Tranche C term loan have not been fully negotiated and borrowing of the Tranche C loans will require supplemental action by the Board of Directors of the Company.  The Tranche A loans bear interest at the greater of 6.50% or LIBOR plus 4.50% and the Tranche B loans bear interest at the greater of 11% or LIBOR plus 9%.  All interest is payable monthly in arrears.   The Credit Agreement matures on April 15, 2004, at which time the Company must repay the principal amount of all outstanding loans and all other obligations then due and owing under the Credit Agreement. The Credit Agreement requires the Company to maintain compliance with certain financial tests, including but not limited to minimum net revenue, broadcast cash flow, EBITDA, working capital and cash balances.  The Company is currently in compliance with all covenants under the Credit Agreement.

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

Operating Strategy

The Company’s operating strategy focuses on increasing advertising revenue and strictly controlling operating expense.

The Company seeks to expand existing relationships with local and national advertisers and attracting new advertisers through targeted marketing projects presented by its skilled sales staff.  The Company works closely with advertisers to develop campaigns that match specifically targeted audiences with the advertisers marketing strategy.  The Company regularly refines its programming mix among network, syndicated and locally produced shows in an effort to attract audiences with demographic characteristics desirable to advertisers.  The Company believes that its success is attributable to its ability to reach desirable demographic groups with the programs it broadcasts.

The Company’s NBC, ABC and CBS affiliates seek to achieve a distinct local identity principally through the quality of its local news programming.  Strong local news helps differentiate local broadcast stations from cable system competitors, which generally do not provide this service.  The cost of producing local news programming generally is lower than other sources of programming and the amount of local news programming can be increased with relatively small increases in operating costs.  In addition, the Company utilizes the internet to deliver news, weather and sports to viewers’ computers.  The Company’s WB affiliates do not have local news franchises, but have been very successful in establishing local identities by utilizing programs of local interest and sponsored community events to strengthen community relations and increase advertising revenue.

The Company continually reviews its existing programming inventory and seeks to purchase or produce the most profitable and cost effective programs available for each time period. In developing its selection of programs, the Company weighs the cost of available syndicated programs and their potential to increase advertising revenue with the cost and revenue potential of expanding its locally produced news and entertainment programming.

Some of the Company’s stations have recently replaced syndicated programs with more profitable locally produced information and entertainment programs.

The Company emphasizes strict control of its overall operating expenses.  Through the annual budget process, each station looks to identify and implement cost savings opportunities.  The Company closely monitors the expenses incurred at each station through a rigorous monthly forecasting process and continually evaluates the productivity of its station personnel.

Acquisition Strategy

The Company’s long-term objective is to acquire additional television stations and to pursue the acquisitions of other media and communications related properties in the future. The Company would like to acquire affiliated television stations with a strong local news presence, particularly in television markets in which we already operate a station.  The Company plans to pursue favorable acquisition opportunities, as they become available.  The Company is regularly presented with opportunities to acquire television stations, which it evaluates on the basis of its acquisition strategy.  The Company does not presently have any agreements to acquire any television stations and its ability to incur debt to finance acquisitions is currently limited by the terms of the Credit Agreement and its indentures.

The Stations

The stations are geographically diverse, which minimizes the impact of regional economic downturns.  Two stations are located in the west region (KBWB — San Francisco, California and KSEE — Fresno, California), four stations are located in the mid-west region (WDWB — Detroit, Michigan, WEEK — Peoria, Illinois, WPTA — Fort Wayne, Indiana and KBJR — Duluth, Minnesota) and two stations are located in the northeast region (WKBW — Buffalo, New York and WTVH — Syracuse, New York).  Three of the Company eight stations are affiliated with NBC, two are affiliated with ABC, two are affiliated with the WB Network and one is affiliated with CBS.

The following table sets forth general information for each of the Company’s licensed television stations:

TV Station	Market Area	Date of Acquisition	Channel/ Frequency	Network Affiliation	Market Rank(1)	In-Market Share(2)	Other Commercial Stations in DMA	Households(3)

KBWB-TV	San Francisco - Oakland - San Jose, CA	07/20/98	20/UHF	WB	5	5	18	2,436,220

WDWB-TV	Detroit, MI	01/31/97	20/UHF	WB	10	6	7	1,899,910

WKBW-TV	Buffalo, NY	06/29/95	7/VHF	ABC	44	25	8	639,190

KSEE-TV	Fresno- Visalia, CA	12/23/93	24/UHF	NBC	57	18	11	519,330

WTVH-TV	Syracuse, NY	12/23/93	5/VHF	CBS	80	27	5	375,880

WPTA-TV	Fort Wayne, IN	12/11/89	21/UHF	ABC	104	31	4	264,140

WEEK-TV	Peoria - Bloomington, IL	10/31/88	25/UHF	NBC	117	40	4	236,810

KBJR-TV	Duluth, MN - Superior, WI	10/31/88	6/VHF	NBC	136	33	5	172,250

1                                          “Market rank” refers to the size of the television market or Designated Market Area (“DMA”) as defined by the A.C. Nielsen Company (“Nielsen”).  All market rank data is derived from the Nielsen Media Research web site’s 2002-2003 DMA’s.

2                                          Represents an estimate of the share of DMA households viewing television received by a local commercial station in comparison to other local commercial stations in the market (“in-market share”) as measured sign-on to sign-off.

3                                          Represents the number of television households in the DMA as estimated by Nielsen.

The following is a description of each of the Company’s television stations:

KBWB, San Francisco-Oakland-San Jose, California

KBWB commenced broadcasting in 1968 and is a WB Network affiliate.  The Company acquired KBWB from Pacific FM, Incorporated in July 1998.

San Francisco-Oakland-San Jose is the fifth largest DMA in the country, comprising eleven counties and approximately 2.4 million television households, according to Nielsen.  For the November 2002 ratings period, KBWB ranked seventh out of eight English-language television stations, with a sign-on to sign-off in-market audience share of 5 percent.

KBWB is a fast growing WB Network affiliate that attracts teens, young adults and families. KBWB’s prime time line up includes popular WB programs such as Gilmore Girls, Smallville, Angel, Everwood, Dawson’s Creek, 7th Heaven, Charmed and Reba.  The Station’s syndicated programming includes talk shows such as Jerry Springer and Maury Povich in daytime and situation comedies such as Home Improvement in early fringe, Dharma and Gregg and King of the Hill in prime time access and Drew Carey in late night.

The San Francisco-Oakland-San Jose DMA is one of the most ethnically diverse DMAs in the country and almost half of its population under 34 years of age, the young demographic targeted by the WB Network.  According to estimates provided by the BIA Investing in Television 2002 Market Report (the “BIA Report”), the Bay Area has the highest Effective Buying Income (“EBI”) of the top ten markets, with an average household EBI exceeding $68,000. Studies show Bay Area residents have the third-highest discretionary income in the United States. The Bay Area economy is centered on apparel, banking and finance, biosciences, engineering and architecture, high technology, telecommunications, tourism, and wineries.  Leading employers in the area include Safeway Supermarkets, Hewlett-Packard, Seagate Technology, The Gap, Intel, Chevron, Oracle and Levi-Strauss.  The Bay Area is also home to several universities, including the University of California Berkeley, San Francisco State University, San Jose State University, and Stanford University.

WDWB, Detroit, Michigan

WDWB commenced broadcasting in 1968 and is a WB Network affiliate.  The Company acquired WDWB from WXON-TV, Incorporated in January 1997.

Detroit is the tenth largest DMA in the country, comprising nine counties and approximately 1.9 million television households.  In the November 2002 ratings period, WDWB ranked sixth out of six stations, with a sign-on to sign-off in-market audience share of 6 percent.

WDWB is afast growing WB Network affiliate that attracts teens, young adults and families. WDWB’s prime time line up includes popular WB programs such as Gilmore Girls, Smallville, Angel, Everwood, Dawson’s Creek, 7th Heaven, Charmed and Reba.  The Station’s syndicated programming includes relationship shows such as Blind Date, Street Smarts and 5th Wheel in daytime, and situation comedies such as Family Matters, The Hughleys, Living Single and Jamie Foxx in early fringe, Will and Grace and Home Improvement in prime time access and Drew Carey and Cheers in late night.

The Detroit DMA is an ethnically diverse DMA and almost half of its population under 34 years of age, the young demographic that is targeted in part by the WB Network. According to the BIA Report, Detroit ranks eighth in total EBI, with the average Detroit household EBI exceeding $50,000, and also ranks third among the top ten DMAs in Households Using Television (“HUT”).  Well known as the home of the “Big Three” U.S. automobile manufacturers (General Motors, Ford and Daimler Chrysler), Detroit is also home to their advertising agencies (LCI Media, MindShare, and Pentamark/BBDO). The Detroit economy has increasingly diversified and headquarters many Fortune 500 companies, including Kmart, Lear and Federal Mogul, as well as 64 hospitals, two world-renowned medical research centers and over 35 institutions of higher education.  A large number of influential advertising agencies serve these institutions, including TN Media, Initiative Media and Young & Rubicam and, as a leading voice in the Detroit market, WDWB has a high degree of visibility with all of them. There are 37 educational institutions in Detroit, eleven colleges, eighteen community colleges and eight universities, including the University of Michigan, Michigan State University, Wayne State University, and Oakland University.  The area has sixty-four hospitals and two medically renowned research centers: The Detroit Medical Center and the University of Michigan Medical Center.

WKBW, Buffalo, New York

WKBW commenced broadcasting in 1958 and is an ABC Network affiliate.  The Company acquired WKBW from Queen City Broadcasting, Incorporated in June 1995.

Buffalo is the 44th largest DMA in the country, comprising ten counties and approximately 639,000 television households. In the November 2002 ratings period, WKBW ranked second out of nine stations in the DMA, with a sign-on to sign-off in-market audience share of 25 percent.

WKBW has a very strong news organization and broadcasts 51/2 hours of locally produced programming per day.   The station’s morning show, “AM Buffalo” is the only locally produced program of its kind in the market and has been airing at 10am for 25 years.  In 2002, the station launched the market’s first locally produced information and entertainment program at 4pm called Western New York Live, which is often the second most watched program in its time period.  Popular syndicated programming such as Live with Regis and Kelly in the morning and Wheel of Fortune and Jeopardy in prime time access complement the ABC Network’s daytime and prime time programming.  WKBW consistently over-indexes the national ABC prime time average.

The Buffalo economy is centered on manufacturing, government, health services and financial services.  The average household income in the DMA was $40,321, according to estimates provided in the BIA Report.  Leading employers in the area include General Motors, Ford Motor Company, American Axle and Manufacturing, M&T Bank, Fleet Bank, Roswell Park Cancer Institute, Buffalo General Hospital, Tops Markets and DuPont.

KSEE, Fresno-Visalia, California

KSEE commenced broadcasting in 1953 and is an NBC affiliate.  The Company acquired KSEE from Meredith Corporation in December 1993.

Fresno-Visalia is the 57th largest DMA in the country, comprising six counties and approximately 519,000 television households. In the November 2002 ratings period, KSEE tied for second out of seven English-language stations in the DMA, with a sign-on to sign-off in-market audience share of 18 percent.

KSEE is a fast growing station in this market, recently overtaking the long-time news leader KSFN for the number one newscast at 11pm. KSEE broadcasts 41/2 hours of local news per weekday, including the market’s first locally produced 4pm newscast, launched in 2002.  Popular syndicated programming such as Dr. Phil in the early afternoon and entertainment news magazines Extra and Access Hollywood in prime time access complement the NBC Network’s daytime and prime time programming.

Fresno and the San Joaquin Valley is one of the most productive agricultural areas in the world with over 6,000 square miles planted with more than 250 different crops.  Although farming continues to be the single most important part of the Fresno area economy, the area now attracts a variety of service-based industries and manufacturing and industrial operations.  No single employer or industry dominates the local economy.  The average income by household in the DMA was $40,251, according to estimates provided in the BIA Report.  The Fresno-Visalia DMA is also the home of several universities, including Fresno State University, with aggregate enrollment estimated at over 40,000.

WTVH, Syracuse, New York

WTVH commenced broadcasting in 1948 and is a CBS affiliate.  The Company acquired WTVH from Meredith Corporation in December 1993.

Syracuse is the 80th largest DMA in the country, comprising eight counties and approximately 376,000 television households. In the November 2002 ratings period, WTVH ranked third out of six stations in the DMA, with a sign-on to sign-off in-market audience share of 27 percent.

WTVH is a growing station in the market, broadcasting 31/2 hours of locally produced programming per weekday Monday through Friday. The National Association of Black Journalists recently honored the station for Best News Documentary.  In January 2003, WTVH launched the market’s first locally produced information and entertainment program at 5pm called Central New York Live.  Popular syndicated programming such as Martha Stewart in the morning and game shows Wheel of Fortune and Jeopardy in prime time access complement the CBS Network’s daytime and prime time programming.

The Syracuse economy is centered on manufacturing, education and government.  The average income by household in the DMA was $41,082, according to estimates provided in the BIA Report.  Prominent corporations located in the area include Carrier Corporation, New Venture Gear, Bristol-Myers Squibb, Crouse-Hinds, Nestle Foods and Lockheed/Martin.  The Syracuse DMA is also the home of several universities, including Syracuse University, Cornell University and Colgate University, with aggregate enrollment over 50,000 students.

WPTA, Fort Wayne, Indiana

WPTA commenced broadcasting in 1957 and is an ABC affiliate.  The Company acquired WPTA from Pulitzer Broadcasting Company in December 1989.

Fort Wayne is the 104th largest DMA in the country, comprising twelve counties and approximately 264,000 television households. In the November 2002 ratings period, WPTA ranked second out of four stations in the DMA, with a sign-on to sign-off in-market audience share of 31 percent.

WPTA has been the long-time news leader in the market, broadcasting 31/2 hours of local news per weekday. Popular syndicated programming such as Martha Stewart in the morning, Oprah in the afternoon and Everybody Loves Raymond in prime time access complement the ABC Network’s daytime and prime time programming.

The Fort Wayne economy is centered on manufacturing, government, insurance, financial services and education.  The average income by household in the DMA was $46,813, according to estimates provided in the BIA Report.  Prominent corporations located in the area include Magnavox, Lincoln National Life Insurance, General Electric, General Motors, North American Van Lines, GTE, Dana, Phelps Dodge, ITT, and Tokheim.  Fort Wayne is also the home of several universities, including the joint campus of Indiana University and Purdue University at Fort Wayne, with aggregate enrollment over 11,000 students.

WEEK, Peoria-Bloomington, Illinois

WEEK commenced broadcasting in 1953 and is an NBC affiliate.  The Company acquired WEEK from Eagle Broadcasting Corporation in October 1988.

Peoria-Bloomington is the 117th largest DMA in the country, comprising ten counties and approximately 237,000 television households. In the November 2002 ratings period, WEEK ranked first out of five stations in the DMA, with a sign-on to sign-off in-market audience share of 40 percent.

WEEK is the perennial market news leader, broadcasting 41/2 hours of local news per weekday and ranking number one in every newscast and in every key time period.  For each of the last four years, the Illinois Broadcaster’s Association has named WEEK Station of the Year.  Popular syndicated programming such as Martha Stewart in the morning, Dr. Phil and Oprah in the afternoon and Seinfeld in prime time access complement the NBC Network’s daytime and prime time programming.

The Peoria economy is centered on agriculture and heavy equipment manufacturing but has achieved diversification with the growth of service-based industries such as conventions, healthcare and higher technology manufacturing.  Prominent corporations located in Peoria include Caterpillar, Bemis, Central Illinois Light Company, Commonwealth Edison Company, Komatsu-Dresser Industries, IBM, Trans-Technology Electronics and Keystone Steel & Wire.  In addition, the United States Department of Agriculture’s second largest research facility is located in Peoria, and the area has become a major regional healthcare center.  The economy of Bloomington, on the other hand, is focused on insurance, education, agriculture and manufacturing.  Prominent corporations located in Bloomington include State Farm Insurance Company, Country Companies Insurance Company and Diamond-Star Motors Corporation (a subsidiary of Mitsubishi).  The average income by household in the DMA was $49,670, according to estimates provided in the BIA Report.  The Peoria-Bloomington area is also the home of numerous institutions of higher education including Bradley University, Illinois Central College, Illinois Wesleyan University, Illinois State University, Eureka College and the University of Illinois College of Medicine, with aggregate enrollment over 38,000 students.

KBJR, Duluth, Minnesota-Superior, Wisconsin

KBJR commenced broadcasting in 1954 and is an NBC affiliate.  The Company acquired KBJR from RJR Communications, Incorporated in October 1988.

Duluth, MN-Superior, WI is the 136th largest DMA in the country, comprising twelve counties and approximately 172,000 television households. In the November 2002 ratings period, KBJR ranked second out of four stations in the DMA, with a sign-on to sign-off in-market audience share of 33 percent.

KBJR is a strong competitor in the market, broadcasting 31/2 hours of local news per weekday.  The station’s early newscast often wins or ties for first place despite a significant signal distribution advantage held by the local ABC affiliate.  The January 2003 completion of a satellite station over the “Iron Range” portion of the DMA is expected torectify this disparity.  Popular syndicated programming such as Martha Stewart in the morning, Dr. Phil in the afternoon and Wheel of Fortune in prime time access complement the NBC Network’s daytime and prime time programming.  KBJR also began operating a cable-only UPN station in September 2002.

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

Network Affiliation

Whether or not a station is affiliated with one of the major networks, NBC, ABC, CBS, Fox (the “Traditional Networks”), the Warner Brothers Network (the “WB Network”) or United Paramount Networks (“UPN” and collectively with the WB Network and the Traditional Networks, the “Networks”), has a significant impact on the composition of the station’s revenues, expenses and operations.  A typical Traditional Network affiliate receives a significant portion of its programming each day from the Network.  The Traditional Network, in exchange for a substantial majority of the stations’, advertising inventory provides this programming, along with cash payments in some cases, to the affiliate during Network programs.  The Traditional Network then sells this advertising time and retains the revenues so generated.  A typical WB Network or UPN affiliate receives prime time programming from the Network pursuant to arrangements agreed upon by the affiliate and the Network.

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

Each of the Company’s stations is affiliated with a Network pursuant to an affiliation agreement.  KSEE, WEEK, and KBJR are affiliated with NBC; WPTA and WKBW are affiliated with ABC; WTVH is affiliated with CBS; and KBWB and WDWB are affiliated with the WB Network.

In substance, each Traditional Network affiliation agreement provides the Company’s station with the right to broadcast all programs transmitted by the Network with which it is affiliated.  In exchange, the Network has the right to sell a substantial majority of the advertising time during such broadcast.  In addition, for every hour that the station elects to broadcast Traditional Network programming, generally the Network pays the station a fee, specified in each affiliation agreement, which varies with the time of day.  Typically, “prime-time” programming (Monday through Saturday 8-11 p.m. and Sunday 7-11 p.m. Eastern Time) generates the highest hourly rates.  Rates are subject to increase or decrease by the Network during the term of each affiliation agreement, with provisions for advance notice to, and right of termination by, the station in the event of a reduction in rates. NBC’s obligation to pay such fees to KSEE, WEEK and KBJR terminated on December 31, 2001.

Under each WB Network affiliation agreement, the Company’s stations receive “prime-time” programming from the WB Network.  KBWB and WDWB each pay an affiliation fee for the programming each station receives pursuant to its affiliation agreement.

The Network affiliation agreements expire on the following dates:  KBWB, January 9, 2008; WDWB, May 31, 2004; WKBW, December 1, 2004; KSEE, WEEK and KBJR, December 31,  2011; WTVH, December 31, 2005 and WPTA, July 3, 2005.  Under each of the Company’s affiliation agreements, the Networks may, under certain circumstances, terminate the agreement upon advance written notice.  Under the Company’s ownership, none of its stations has received a termination notice from its respective Network.

Industry Overview

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

In addition to management experience, factors that are material to a television station’s competitive position include signal coverage, local program acceptance, Network affiliation, audience characteristics, assigned frequency and strength of local competition. The broadcasting industry is continuously faced with technological change and innovation, the possible rise in popularity of competing entertainment and communications media, and changes in labor conditions, any of which could possibly have a material adverse effect on the Company’s operations and results.  For example, certain models of digital video recorders, which permit consumers to digitally record up to eighty hours of video programming and then play back that programming without commercial advertisement, recently have entered the market place and could have an adverse effect on the Company’s advertising revenue.

Many of these other programming, entertainment and video distribution systems can increase competition for a broadcasting station by bringing into its market distant broadcasting signals not otherwise available to the station’s audience and also by serving as distribution systems for non-broadcast programming. Programming is now being distributed to cable television systems by both terrestrial microwave systems and by satellite. Other sources of competition include home entertainment systems (including video cassette recorders and playback systems, video discs and television game devices), the Internet, multi-point distribution systems, multi-channel multi-point distribution systems, video programming services available through the Internet and other video delivery systems. The Company’s television stations also face competition from direct broadcast satellite services which transmit programming directly to homes equipped with special receiving antennas and from video signals delivered over telephone lines. Satellites may be used not only to distribute non-broadcast programming and distant broadcasting signals but also to deliver certain local broadcast programming which otherwise may not be available to a station’s audience. An additional challenge is posed by wireless cable systems, including multi-channel distribution services (“MDS”).  Two four-channel MDS licenses have been granted in most television markets.  MDS operations can provide commercial programming on a paid basis.  A similar service also can be offered using the instructional television fixed service (“ITFS”).  The FCC allows the educational entities that hold ITFS licenses to lease their excess capacity for commercial purposes.  The multi-channel capacity of ITFS could be combined with either an existing single channel MDS or a newer multi-channel multi-point distribution service to increase the number of available channels offered by an individual operator.

In addition, video compression techniques, now in use with direct broadcast satellites and in development for cable, are expected to permit greater numbers of channels to be carried within existing bandwidth. These compression techniques, as well as other technological developments, are applicable to all video delivery systems, including over-the-air broadcasting and other non-broadcast commercial applications, and have the potential to provide vastly expanded programming to highly targeted audiences. Reduction in the cost of creating additional channel capacity could lower entry barriers for new channels and encourage the development of increasingly specialized niche programming. This ability to reach very narrowly defined audiences may alter the competitive dynamics for advertising expenditures. The Company is unable to predict the effect that technological changes will have on the Company. Commercial television broadcasting may face future competition from interactive video and data services that provide two-way interaction with commercial video programming, along with information and data services that may be delivered by commercial television stations, cable television, direct broadcast satellites, multi-point distribution systems, multichannel multi-point distribution systems or other video delivery systems. In addition, actions by the FCC, Congress and the courts all presage significant future involvement in the provision of video services by telephone companies. The Telecommunications Act of 1996 lifts the prohibition on the provision of cable television services by telephone companies in their own telephone areas subject to regulatory safeguards and permits telephone companies to own cable systems under certain circumstances. It is not possible to predict the impact on the Company’s television stations of any future relaxation or elimination of the existing limitations on the ownership of cable systems by telephone companies. The elimination or further relaxation of the restriction, however, could increase the competition the Company’s television stations face from other distributors of video programming.

FCC Regulation of Television Broadcasting

Television broadcasting is subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended (the “Communications Act”). The Communications Act prohibits the operation of television broadcasting stations except under a license issued by the FCC and empowers the FCC, among other things, to issue, revoke and modify broadcasting licenses, determine the locations of stations, regulate the equipment used by stations, adopt regulations to carry out the provisions of the Communications Act and impose penalties for violation of such regulations. The Telecommunications Act of 1996 (the “1996 Act”), which amends major provisions of the Communications Act, was enacted on February 8, 1996.

License Issuance and Renewal

Television broadcasting licenses generally are granted and renewed for a period of eight years, but may be renewed for a shorter period upon a finding by the FCC that the “public interest, convenience and necessity” would be served thereby. At the time application is made for renewal of a television license, parties in interest as well as members of the public may apprise the FCC of the service the station has provided during the preceding license term and urge the grant or denial of the renewal application. A competing application for authority to operate a station and replace the incumbent licensee may not be filed against a renewal application and considered by the FCC in deciding whether to grant a renewal application. The FCC shall grant a renewal application upon a finding by the FCC that the licensee (1) has served the public interest, convenience, and necessity; (2) has committed no serious violations of the Communications Act or the FCC’s rules; and (3) has committed no other violations of the Communications Act or the FCC’s rules which would constitute a pattern of abuse. If the FCC cannot make such a finding, it may deny a renewal application, and only then may the FCC accept other applications to operate the station of the former licensee. In the vast majority of cases, the FCC renews broadcast licenses even when petitions to deny are filed against broadcast license renewal applications. All of the Company’s existing licenses are in effect and are subject to renewal at various times during 2005, 2006 and 2007. The main station licenses for the Company’s television stations expire on the following dates:  KBWB, December 1, 2006; WDWB, October 1, 2005; WKBW, June 1, 2007; KSEE, December 1, 2006; WTVH, June 1, 2007; WPTA, August 1, 2005; WEEK, December 1, 2005 and KBJR, December 1, 2005.  Although there can be no assurance that the Company’s licenses will be renewed, the Company is not aware of any facts or circumstances that would prevent the Company from having its licenses renewed.

Ownership Restrictions

The Communications Act also prohibits the assignment of a license or the transfer of control of a licensee without prior approval of the FCC.  In its review process, the FCC considers financial and legal qualifications of the prospective assignee or transferee and also determines whether the proposed transaction complies with rules limiting the common ownership of certain attributable interests in broadcast, cable, and newspaper media on a local and national level.  The FCC’s restrictions on multiple ownership could limit the acquisitions and investments that the Company makes or the investments other parties make in the Company, however, none of the Company’s officers, directors or holders of voting common stock currently have attributable or non-attributable interests that violate the FCC’s ownership rules. As indicated in a separate section below, the FCC currently is reexamining many of its media ownership rules in a biennial review proceeding commenced in September 2002 (“2002 Biennial Review”).  Revision of the media ownership rules could have an effect on the Company’s ability to consolidate operations or acquire additional stations.  Revision of certain media ownership rules also could increase the number and type of entities with whom the Company competes in potential acquisitions.  The Company is unable to predict the eventual outcome of the FCC’s 2002 Biennial Review proceeding at this time.

Attribution

Ownership of television licensees generally is attributed to officers, directors and shareholders who own 5% or more of the outstanding voting stock of a licensee, except that certain institutional investors who exert little or no control or influence over a licensee may own up to 20% of such outstanding voting stock before attribution results.  Under the FCC’s “equity-debt plus” rule, a party’s interest will be deemed attributable if the party owns equity (including all stockholdings, whether voting or non-voting, common or preferred) and debt interests, in the aggregate, exceeding 33% of the total asset value (including debt and equity) of the licensee and it either provides 15% of the station’s weekly programming or owns an attributable interest in another broadcast station, cable system or daily newspaper in the same market.  In contrast, debt instruments, non-voting stock and certain limited partnership interests (provided the licensee certifies that the limited partners are not “materially involved” in the media-related activities of the partnership) will not result in attribution.

In December 2000, the FCC revised its rules to eliminate the single majority shareholder exemption from the broadcast attribution rules.  Under that exception, the interest of a minority voting shareholder would not be attributable if one person or entity held more than 50% of the combined voting power of the common stock company holding or controlling a broadcast license.  Any minority voting stock interest in a company with a single majority shareholder was grand fathered as non-attributable if the interest was acquired before December 14, 2000.  The FCC’s decision eliminating the single majority shareholder exception as it applies to cable system ownership was appealed to the United States Court of Appeals for the District of Columbia Circuit, and in March 2001, the court reversed the FCC’s decision and remanded the case to the FCC.  In December 2001, the FCC suspended its repeal of the single majority shareholder exception for broadcast attribution rules, effectively reinstating the exception, until it could act on the court remand.  Thus, the single majority shareholder exception from the broadcast attribution rules currently is in effect.

In addition, for purposes of its national and local multiple ownership rules, the FCC attributes local marketing agreements (“LMAs”) that involve more than 15% of the brokered station’s weekly program time.  Thus, if an entity owns one television station in a market and has a qualifying LMA with another station in the same market, this arrangement must comply with all of the FCC’s ownership rules including the television duopoly rule.  LMA arrangements entered into prior to November 5, 1996 are grand fathered until the FCC’s biennial review in 2004, in which their status will be reviewed on a case by case basis.  LMAs entered into on or after November 5, 1996 were grand fathered temporarily until August 2001 only.  The Company does not operate any stations pursuant to an LMA

National Ownership Rules

FCC rules provide that no individual or entity may have an attributable interest in television stations that reach more than 35% of the national television viewing audience.  For purposes of this calculation, stations in the UHF band, which covers channels 14 - 69, are attributed with only 50% of the households attributed to stations in the VHF band, which covers channels 2 - 13 (the “UHF discount”).  The FCC is considering elimination of the UHF discount as part of the 2002 Biennial Review, however, the Company cannot predict whether the FCC will retain or eliminate the UHF discount. Under its recently revised ownership rules, if an entity has attributable interests in two television stations in the same market, the FCC will count the audience reach of that market only once for purposes of applying the national ownership cap.  In its most recently completed Biennial Review of this restriction, the FCC decided not to relax the 35% cap.  In response to a judicial challenge of the FCC’s decision, in February 2002, the United States Court of Appeals for the District of Columbia Circuit reversed the FCC’s decision and remanded the 35% broadcast ownership rule back to the FCC for further consideration.  Specifically, the Court found that the FCC failed to adequately justify its decision not to repeal or modify the national ownership cap rule as required by the Communications Act.  In June 2002, the D.C. Circuit granted, in part, a petition for rehearing of its decision and modified a portion of its original opinion.  The national television ownership cap remains in effect while the FCC reconsiders its decision in light of the federal court directive.  The FCC’s consideration of the court’s directive is part of its 2002 Biennial Review proceeding, discussed in further detail below.

Television Duopoly Rule

The FCC’s television duopoly rule permits a party to have attributable interests in two television stations without regard to signal contour overlap provided the stations are licensed to separate DMAs, as determined by Nielsen.  In an order released in 1999 and an order on reconsideration released in 2001, the FCC revised the duopoly rule to permit parties to own up to two television stations in the same DMA as long as at least eight independently owned and operating full-power television stations, or “voices,” remain in the market post- acquisition, and at least one of the two stations is not among the top four ranked stations in the DMA based on specified audience share measures.  Under the FCC’s rules, once a company acquires a television station duopoly, the joint owner is not required to divest either station if subsequently the number of voices within the market falls below eight, or if either of the two jointly-owned stations is later ranked among the top four stations in the market.  The FCC also may grant a waiver of the television duopoly rule if one of the two television stations is a “failed” or “failing” station, if the proposed transaction would result in the construction of an unbuilt television station or if compelling public interest factors are present.  Additionally, satellite stations authorized to rebroadcast the programming of a parent station located in the same DMA are exempt from the duopoly rule.  Thus, the Company’s common ownership of KBJR and KRII is fully consistent with the television duopoly rule.

Interested parties appealed the FCC’s 2001 order on reconsideration revising the duopoly rule to the United States Court of Appeals for the District of Columbia Circuit.  Under the current television duopoly rule, “voices” are defined to include only broadcast television stations in the market, however, in FCC ownership rules governing other media, “voices” are defined to include other media such as major newspapers and cable television.  In April 2002, the D.C. Circuit invalidated the FCC’s definition of voices under the television duopoly rule because it did not adequately explain its decision to include only broadcast television stations as voices.  The court remanded the matter back to the FCC to consider adjusting the definition of “voices” and the numerical limit of eight.  The FCC’s consideration of the court’s directive is part of its 2002 Biennial Review proceeding, discussed in further detail below.

Cross-Ownership Rules

The FCC’s rules previously prohibited the holder of an attributable interest in a television station from also holding an attributable interest in a cable television system serving a community located within the coverage area of that television station.  However, in February 2002, the United States Court of Appeals for the District of Columbia Circuit vacated the FCC’s rule prohibiting the common ownership of a television station and a cable television system in the same market (“Broadcast-Cable Cross Ownership Rule”).  Specifically, the court held that the FCC had no basis for not repealing or modifying the Broadcast-Cable Cross Ownership Rule.  In June 2002, the court ruled on petitions for rehearing filed by the FCC and two intervenors. On February 26, 2003, the FCC released an order repealing the Broadcast-Cable Cross Ownership Rule, pursuant to the D.C. Circuit’s February 2002 decision.

The FCC further prohibits the common ownership of a broadcast television station and a daily newspaper in the same local market.  The FCC also restricts the common ownership of television and radio stations in the same market.  One entity may now own up to two television stations and six radio stations in the same market provided that: (1) 20 independent voices (including certain newspapers and a single cable system) will remain in the relevant market following consummation of the proposed transaction, and (2) the proposed combination is consistent with the television duopoly and local radio ownership rules.  If fewer than 20 but more than 9 independent voices will remain in a market following a proposed transaction, and the proposed combination is otherwise consistent with the FCC’s rules, a single entity may hold attributable interests in up to two television stations and four radio stations.  If neither of these various “independent voices” tests are met, a party generally may have an attributable interest in no more than one television station and one radio station in a market.  FCC consideration of its cross-ownership rules, including the possible reinstatement of the Broadcast Cable Cross Ownership rule or some variation thereof, is part of the 2002 Biennial Review, as discussed further below.

Pending 2002 Biennial Review Proceeding

The FCC currently is engaged in a comprehensive review of its media ownership rules.  Section 202(h) of the 1996 Act requires the FCC to engage in a review of its media ownership rules every two years and to repeal any media ownership restriction that no longer is in the public interest.  The FCC commenced its latest 2002 Biennial Review in a Notice of Proposed Rulemaking released September 23, 2002.  Media ownership rules under review include many of the aforementioned rules, such as the national ownership rule, the local television ownership rule, and the broadcast-cable and broadcast-newspaper cross-ownership rules.  Specific proposals being examined in the 2002 Biennial Review include those that would relax the FCC’s media ownership rules, thereby permitting increased media consolidation.  Comments in the 2002 Biennial Review were due on January 2, 2003 and reply comments were due February 3, 2003.  Prediction of when the FCC will conclude the 2002 Biennial Review range from Spring 2003 to Winter 2003 and beyond.  The Company is unable to predict when the FCC will issue its decision or the eventual outcome of the 2002 Biennial Review or its potential impact upon Company operations.

Antitrust Review

The Department of Justice and the Federal Trade Commission (together the “Antitrust Agencies”) have the authority to determine that a particular transaction presents antitrust concerns. The Antitrust Agencies have increased their scrutiny of the television and radio industries, and have indicated their intention to review matters related to the concentration of ownership within markets (including LMAs) even when the ownership or LMA in question is permitted under the regulations of the FCC.  In March 2002, the Antitrust Agencies reached an agreement through which the Department of Justice would assume primary control over all merger reviews in the media and entertainment industries, however, the Senate Commerce committee has stated an intention to formally review the Antitrust Agencies’ decision to assign media mergers to the Department of Justice. There can be no assurance that future policy and rulemaking activities of the Antitrust Agencies will not impact the Company’s operations.

Alien Ownership

Foreign governments, representatives of foreign governments, non-citizens, representatives of non-citizens, and corporations or partnerships organized under the laws of a foreign nation are barred from holding broadcast licenses. Non-citizens, however, may own up to 20% of the capital stock of a licensee and up to 25% of the capital stock of a United States corporation that, in turn, owns a controlling interest in a licensee. A broadcast license may not be granted to or held by any corporation that is controlled, directly or indirectly, by any other corporation of which more than one-fourth of the capital stock is owned or voted by non-citizens or their representatives, by foreign governments or their representatives, or by non-U.S. corporations, if the FCC finds that the public interest will be served by the refusal or revocation of such license.  Non-citizens may serve as officers and directors of a broadcast licensee and any corporation controlling, directly or indirectly, such licensee. As a result the Company is restricted by the Communications Act from having more than one-fourth of its capital stock owned by non-citizens, foreign governments or foreign corporations, but not from having an officer or director who is a non-citizen.

Equal Employment Opportunity

In early 2000, the FCC revised its rules requiring broadcast licensees to maintain programs designed to promote equal employment opportunities (“EEO”).  In January 2001, the United States Court of Appeals for the District of Columbia Circuit held that portions of the FCC-imposed requirements were unconstitutional.  In response to the court’s ruling, the FCC suspended enforcement of its EEO rules.  Although the court decision effectively repealed certain specific EEO rules, the general prohibition against employment discrimination remained in effect.  In December 2001, the FCC initiated a proceeding to seek public comment on proposed new EEO rules.  The FCC’s proposed rules were similar to the former rules, with the exception that the requirements deemed unconstitutional by the D.C. Circuit were removed.  On November 20, 2002, the FCC released a new set of EEO rules which became effective on March 10, 2003.  The new rules require the Company to comply with certain recruiting, outreach, recordkeeping and reporting requirements.  On February 6, 2003, interested parties filed a joint petition for reconsideration of the FCC’s new rules.  The Company is unable to predict the resolution of the petition for reconsideration.

Must Carry/Retransmission Consent

The Cable Television Consumer Protection and Competition Act of 1992 (the “Cable Act”) and the FCC’s implementing regulations give television stations the right to control the use of their signals on cable television systems.  Under the Cable Act, at three year intervals beginning in June 1993, every qualified television station is required to elect whether it wants to avail itself of must-carry rights or, alternatively, to grant retransmission consent.  Whether a station is qualified depends on factors such as the number of activated channels on a cable system, the location and size of a cable system, the amount of duplicative programming on a broadcast station and the signal quality of the station at the cable system’s head end.  If a television station elects retransmission consent, cable systems are required to obtain the consent of that television station for the use of its signal and could be required to pay the television station for such use.  The Cable Act further requires mandatory cable carriage of all qualified local television stations electing their must-carry rights or not exercising their retransmission rights.  Under the FCC’s rules, television stations were required to make their latest periodic election between must-carry and retransmission consent status by October 1, 2002, for the period from January 1, 2003 through December 31, 2005.  Television stations that failed to make an election by the specified deadline are deemed to have elected must-carry status for the relevant three-year period. For the three year period beginning January 1, 2003, each of the Company’s stations has either elected its must-carry rights, entered into retransmission consent agreements, or obtained an extension to permit the Company to continue negotiating a retransmission consent agreement with substantially all cable systems in its DMA.

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

Satellite Home Viewer Improvement Act

Under the Satellite Home Viewer Improvement Act (“SHVIA”) a satellite carrier generally must obtain retransmission consent before carrying a television station’s signal.  Specifically, the SHVIA: (1) provides a statutory copyright license to enable satellite carriers to retransmit a local television broadcast station into the station’s local market (i.e., provide “local-into-local” service); (2) permits the continued importation of distant network signals (i.e., network signals that originate outside of a satellite subscriber’s local television market or designated market areas (“DMA”) for certain existing subscribers; (3) provides broadcast stations with retransmission consent rights in their local markets; and (4) mandates carriage of broadcast signals in their local markets after a phase-in period.  “Local markets” are defined to include both a station’s DMA and its county of license.

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

Pursuant to the SHVIA, satellite carriers are beginning to offer local broadcast signals to subscribers in some of the nation’s largest television markets.  As of February 2003, satellite carrier DirecTV currently carries the signals of Company stations KBWB, WDWB and WKBW, while EchoStar currently carries KBWB, WDWB, WKBW and KSEE.

Digital Television

Pursuant to the Telecommunications Act of 1996, the FCC has adopted rules authorizing and implementing DTV service, technology that should improve the quality of both the audio and video signals of television stations.  The FCC has “set aside” channels within the existing television spectrum for DTV and limited initial DTV eligibility to existing television stations and certain applicants for new television stations (“Existing Broadcasters”).  The FCC has adopted a DTV table of allotments as well as service and licensing rules to implement DTV service.  The DTV allotment table provides a channel for DTV operations for each Existing Broadcaster and is intended to enable Existing Broadcasters to replicate their existing analog service areas.  The affiliates of CBS, NBC, ABC and Fox in the ten largest U.S. television markets were required to initiate commercial DTV service with a digital signal by May 1, 1999.  Affiliates of these networks located in the 11th through the 30th largest U.S. television markets were required to begin DTV operation by November 1, 1999.  All other commercial stations were required to construct DTV facilities by May 1, 2002.  In November 2001, the FCC modified its digital television transition rules in an effort to ease the burden of the required build out.  Among other changes, the FCC relaxed its initial build out requirement.  Under the new rules, a station will not have to replicate its entire analog service area until a date to be set in a proceeding initiated in February 2003.

Generally, Congress has required broadcasters to convert to DTV service, terminate their existing analog service and surrender one of their two television channels to the FCC, on or before December 31, 2006.  This 2006 transition date may be extended, however, upon the request of a station, in the event that: (i) one or more of the stations in the station’s market licensed to or affiliated with one of the top four largest national television networks are not broadcasting a digital television signal, and the FCC finds that each such station has exercised due diligence and satisfies the conditions for an extension of the applicable construction deadlines for digital television service in that market; (ii) digital-to-analog converter technology is not generally available in such market; or (iii) 15% or more of the television households in the station’s market: (A) do not subscribe to a multi-channel video programming distributor that carries the DTV channels offered in that market; or (B) do not have either at least one television receiver capable of receiving DTV service or at least one television receiver of  analog service signals equipped with digital-to-analog converter technology.

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

Company-owned station KBWB has constructed and begun operating its DTV facilities pursuant to an FCC license.  All remaining Company-owned stations have received permits to construct their DTV stations.  In March 2002, WKBW, KSEE, WEEK, and KBJR each applied for a six-month extension of the DTV build out period, pursuant to the extension guidelines adopted by the FCC.  FCC rules limit each exstension period to six months.  The FCC granted initial six-month extension requests for WKBW, KSEE, WEEK and KBJR.  KBJR completed construction of its DTV facilities and is currently operating its DTV facilities pursuant to a special temporary authorization (“STA”) for limited buildout operation.  As indicated above, the FCC expressly authorized limited buildout of DTV facilities in order to facilitate the DTV transition. The KBJR DTV STA is scheduled to expire in May 2003 and the Company intends to file in April 2003 a request for a six-month extension of the STA.  The Company anticipates that its request to extend the STA will be granted, pursuant to the FCC’s policy authorizing limited buildout and reduced power operation of DTV facilities under STAs.

WKBW, WEEK and KSEE each filed and obtained second extensions which expire in June 2003, June 2003, and July 2003, respectively.  The remaining Company-owned stations – WDWB, WTVH and WPTA – also are in the process of constructing DTV facilities pursuant to their FCC-issued permits.  The construction permit terms for WDWB, WTVH and WPTA expire in May 2003, June 2003, and June 2003, respectively. In March 2003, stations WDWB and WTVH each filed an initial request for a six-month extension of the DTV buildout period, pursuant to the extension guidelines adopted by the FCC.  These requests are pending before the FCC.  WPTA likely will apply for an initial six-month extension of its DTV build out period in April 2003. If any Company-owned station’s DTV facilities are not scheduled to be completed before the expiration of its construction permit or construction permit extension, the Company will file further extension requests within 60 - 90 days prior to the scheduled expiration of the construction permit or extension.  The Company cannot predict whether the FCC will grant any such requests.

Class A Television Stations

In November 1999, Congress enacted the Community Broadcasters Protection Act, which created a new “Class A” status for low power television stations.  Under this statute, certain LPTV stations which previously had secondary status to full power television stations are eligible for “Class A” status and are entitled to protection from future displacement by modifications to full-power television stations under certain circumstances. The FCC has adopted rules governing the extent of interference protection that must be afforded to Class A stations and the eligibility criteria for these stations.  Because Class A stations are required to provide interference protection to previously authorized full-power television stations, these new facilities are not expected to adversely affect the operations of the Company’s television stations.

Proposed Legislation and Regulations

The FCC currently has under consideration and the Congress and the FCC may in the future consider and adopt new or modified laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect the operation, ownership, and profitability of the Company’s broadcast properties, result in the loss of audience share and advertising revenues for the Company’s stations, or affect the ability of the Company to acquire additional stations or finance acquisitions.  Such matters include but are not limited to: (i) fees imposed on FCC licensees for failure to timely construct DTV facilities; (ii) matters relating to minority and female involvement in the broadcasting industry; (iii) political broadcasting and advertising matters; (iv) technical and frequency allocation matters; (v) changes to broadcast technical requirements; (vi) an examination of whether the cable must-carry requirement mandates carriage of both analog and digital television signals; and (vii) an examination of issues that have arisen during the transition from analog to digital television service. The Company cannot predict whether such changes will be adopted or, if adopted, the effect that such changes would have on the business of the Company.

Employees

The Company and its subsidiaries currently employ approximately 732 persons, of whom approximately 259 are represented by three unions pursuant to agreements expiring in 2003, 2004 and 2007 at the Company’s stations.  The Company believes its relations with its employees are good.

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

Station	Metropolitan Area and Use	Owned or Leased	Approximate Size	Expiration of Lease

WTVH	Syracuse, New York Office and Studio	Owned	41,500 sq. feet	—

	Onondaga, New York Tower Site	Owned	2,300 sq. feet	—

KSEE	Fresno, California Office and Studio	Owned	32,000 sq. feet	—

	Bear Mountain, Fresno County, California Tower Site	Leased	9,300 sq. feet	3/22/51

WPTA	Fort Wayne, Indiana Office, Studio and Tower Site	Owned	18,240 sq. feet	—

WEEK	Peoria, Illinois Office, Studio and Tower Site	Owned	20,000 sq. feet	—

KBJR	Duluth, Minnesota, Superior, Wisconsin
	Office and Studio	Owned	20,000 sq. feet	—
	Tower Site	Owned	3,300 sq. feet	—

KBWB	San Francisco, California
	Office and Studio	Leased	25,777 sq. feet	8/31/12
	Tower Site	Leased	2,750 sq. feet	2/28/05

WKBW	Buffalo, New York Office and Studio	Owned	32,000 sq. feet	—

	Colden, New York Tower Site	Owned	3,406 sq. feet	—

WDWB	Southfield, Michigan
	Office	Leased	8,850 sq. feet	12/31/05
	Studio and Tower Site	Leased(1)	30,000 sq. feet	9/30/06

1              The Company owns a 3,400 square foot building on the property.

Item 3.  Legal Proceedings

Granite is from time to time involved in various claims and lawsuits that are incidental to its business. We are not aware of any pending or threatened litigation, arbitration or administrative proceedings involving claims or amounts that, individually or in the aggregate, we believe are likely to materially harm our business, financial condition or future results of operations. Any litigation, however, involves risk and potentially significant litigation costs, and therefore we cannot give any assurance that any litigation which may arise in the future will not materially harm our business, financial condition or future results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

On May 22, 2002, the holders of all of the Company’s Voting Common Stock adopted resolutions by unanimous written consent in lieu of an annual meeting (i) appointing Ernst & Young LLP as independent auditors of the Company and (ii) electing W. Don Cornwell, Stuart J. Beck, James L. Greenwald, Martin F. Beck, Edward Dugger III, Thomas R. Settle, Charles J. Hamilton, Jr., Robert E. Selwyn, Jr., Jon E. Barfield, Milton Frederick Brown and Veronica Pollard as directors of the Company.

On December 2, 2002, the holders of all of the Company’s Voting Common Stock adopted resolutions by unanimous written consent in lieu of a special meeting (i) amending the Granite Broadcasting Corporation Non-Employee Director Stock Plan to increase the number of shares of Common Stock (Nonvoting) issuable under such plan to 600,000 shares and to increase the annual compensation payable to non-employee directors to $50,000, and (ii) amending the Company’s Management Stock Plan to increase the number of shares of Common Stock (Nonvoting) in the bonus share reserve to 2,000,000.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

The Company’s Common Stock (Nonvoting) is traded over-the-counter on the Nasdaq Small Cap Market under the stock symbol GBTVK.  As of March 21, 2003, the approximate number of record holders of Common Stock (Nonvoting) was 219.

The range of high and low prices for the Common Stock (Nonvoting) for each full quarterly period during 2001 and 2002 is set forth in Note 15 to the Consolidated Financial Statements in Item 8 hereof.  At March 21, 2003, the closing price of the Common Stock (Nonvoting) was $1.60 per share.

There is no established public trading market for the Company’s Class A Voting Common Stock, par value $.01 per share (the “Voting Common Stock;”). The Voting Common Stock and the Common Stock (Nonvoting) are referred to herein collectively as the “Common Stock”.  As of March 21, 2003, the number of record holders of Voting Common Stock was 2.

The Company has never declared or paid a cash dividend on its Common Stock and does not anticipate paying a dividend on its Common Stock in the foreseeable future.  The payment of cash dividends on any equity securities of the Company is subject to certain limitations under the Indentures governing the Company’s 10 3/8% Senior Subordinated Notes due May 15, 2005, 9 3/8% Senior Subordinated Notes due December 1, 2005 and the 8 7/8% Senior Subordinated Notes due May 15, 2008 and under the Certificate of Designations of the Company’s 12 3/4% Cumulative Exchangeable Preferred Stock.  The payment of cash dividends on any equity securities of the Company is prohibited under the Company’s Credit Agreement.  The Company is also prohibited from paying dividends on any Common Stock until all accrued but unpaid dividends on the Company’s Series A Convertible Preferred Stock, par value $.01 per share (the “Series A Preferred Stock”), are paid in full.  All outstanding shares of Series A Preferred Stock were converted into Common Stock (Nonvoting) in August 1995.  Accrued dividends on the Series A Preferred Stock, which totaled $262,844 at December 31, 2002, are payable on the date on which such dividends may be paid under the Company’s existing debt instruments.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	7,474,926	$5.87	2,372,500
Equity compensation plans not approved by security holders	—	—	—
Total	7,474,926	$5.87	2,372,500

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

	Years Ended December 31,
	1998	1999	2000	2001	2002
	(Dollars in thousands except per share data)
Statement of Operations Data:
Net revenue	$161,104	$149,847	$140,070	$113,075	$135,344
Station operating expenses	90,240	92,874	104,396	116,374	103,963
Depreciation	5,388	5,455	5,725	6,076	5,897
Amortization of intangible assets	18,493	26,667	26,865	26,735	18,985
Corporate expense	8,179	8,862	10,392	9,687	9,536
Non-cash compensation expense	977	935	1,974	1,473	1,508

Operating income (loss)	37,827	15,054	(9,282)	(47,270)	(4,545)

Interest expense, net	38,896	36,352	28,975	45,923	33,812
Non-cash interest expense	2,095	3,115	3,008	7,951	13,031
Gain on sale of assets	(57,776)	(101,292)	—	—	(192,406)
Gain from insurance claim	(2,159)	(4,079)	(1,247)	—	—
Other expenses	2,354	1,870	2,079	1,141	869
Income (loss) before income taxes and extraordinary item and cumulative effect of a change in accounting principle	54,417	79,088	(42,097)	(102,285)	140,149
Provision (benefit) for income taxes	10,250	31,574	(10,878)	(26,745)	60,243
Income (loss) from continuing operations before extraordinary item and cumulative effect of a change in accounting principle	44,167	47,514	(31,219)	(75,540)	79,906
Extraordinary (gain) loss, net of tax benefit	1,761	385	(3,710)	1,207	9,058
Cumulative effect of a change in accounting principle, net of tax benefit	—	—	—	—	150,479

Net income (loss)	$42,406	$47,129	$(27,509)	$(76,747)	$(79,631)

Net income (loss) attributable to common shareholders	$16,896	$19,912	$(56,345)	$(109,311)	$(78,808)

Per common share:
Basic income (loss) before extraordinary item and cumulative effect of a change in accounting principle	$1.80	$1.46	$(3.30)	$(5.82)	$4.31
Basic net income (loss)	$1.63	$1.43	$(3.10)	$(5.89)	$(4.20)
Weighted average common shares outstanding	10,358	13,969	18,203	18,569	18,749

Net income (loss) attributable to common shareholders – assuming dilution	$19,776	$21,588	$(56,345)	$(109,311)	$(78,808)

Per common share:
Diluted income (loss) before extraordinary item and cumulative effect of a change in accounting principle	$1.27	$1.16	$(3.30)	$(5.82)	$4.23
Diluted net income (loss)	$1.17	$1.14	$(3.10)	$(5.89)	$(4.13)
Weighted average common shares outstanding – assuming dilution	16,967	19,012	18,203	18,569	19,098

	As of December 31,
	1998	1999	2000	2001	2002
Selected Balance Sheet Data:
Total assets	$781,974	$730,591	$732,091	$731,097	$475,164
Total debt	426,399	303,874	311,391	401,206	312,791
Redeemable preferred stock	216,351	210,709	239,545	272,109	198,125
Stockholders’ equity (deficit)	(1,470)	50,084	7,816	(98,144)	(188,358)

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Comparisons of the Company’s consolidated financial statements between the years ended December 31, 2001 and 2000 have been affected by the termination of the ABC affiliation agreement at KNTV on July 1, 2000, significant increases in news expense at KNTV and investments in syndicated programs at the Company’s WB affiliates. Comparisons of the Company’s consolidated financial statements between the years ended December 31, 2002 and 2001 have been affected by the sale of KNTV on April 30, 2002, and a reduction in amortization expense of certain goodwill and other indefinite lived intangible assets in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement 142”), which was effective January 1, 2002.  The Company anticipates that comparisons of the Company’s consolidated financial statements between the years ended December 31, 2003 and 2002 will also be impacted by the sale of KNTV.

We believe that inflation has not had a material impact on our results of operations for each of the three years in the period ended December 31, 2002.  However, there can be no assurance that future inflation would not have an adverse impact on our operating results and financial condition.

The Company’s operating revenues are generally lower in the first calendar quarter and generally higher in the fourth calendar quarter than in the other two quarters, due in part to increases in retail advertising in the fall months in preparation for the holiday season, and in election years due to increased political advertising.

The Company’s revenues are derived principally from local and national advertising and, to a lesser extent, from network compensation for the broadcast of programming and revenues from studio rental and commercial production activities.  The primary operating expenses involved in owning and operating television stations are employee salaries, depreciation and amortization, programming, advertising and promotion. Amounts referred to in the following discussion have been rounded to the nearest thousand.

Set forth below are the principal types of television revenues received by the Company’s television stations for the periods indicated and the percentage contribution of each to the gross television revenues of the television stations owned by the Company.

GROSS REVENUES, BY CATEGORY,
FOR THE COMPANY’S STATIONS

(dollars in thousands)

	Years Ended December 31,
	2000		2001		2002
	Amount	%	Amount	%	Amount	%

Local/Regional	$82,466	48.3%	$70,876	52.0%	$77,730	47.6%
National	68,624	40.2%	55,583	40.8%	66,673	40.9%
Network Compensation	4,418	2.6%	4,272	3.1%	3,093	1.9%
Political	10,413	6.1%	1,167	1.0%	10,882	6.7%
Other	4,854	2.8%	4,276	3.1%	4,772	2.9%

Gross Revenue	170,775	100.0%	136,174	100.0%	163,150	100.0%
Agency Commissions	30,705		23,099		27,806

Net Revenue	$140,070		$113,075		$135,344

Automotive advertising constitutes the Company’s single largest source of gross revenues, accounting for approximately 17% of the Company’s total gross revenues in 2002.  Gross revenues from restaurants, paid programming, and retail businesses accounted for approximately 20% of the Company’s total gross revenues in 2002. Each other category of advertising revenue represents less than 4% of the Company’s total gross revenues.

The following table sets forth certain operating data for the three years ended December 31, 2000, 2001 and 2002:

	Years ended December 31,
	2000	2001	2002
Income (loss) before income taxes, extraordinary items and cumulative effect of a change in accounting principle	$(42,097,000)	$(102,285,000)	$140,149,000
Depreciation and amortization	32,590,000	32,812,000	24,882,000
Interest expense	29,654,000	47,482,000	34,889,000
Non-cash compensation	1,974,000	1,473,000	1,508,000
Non-cash interest expense	3,008,000	7,951,000	13,031,000
Program amortization	24,507,000	32,742,000	28,924,000
Program payments	(20,565,000)	(24,391,000)	(24,187,000)
Gain on sale of assets	—	—	(192,406,000)
Interest income	(678,000)	(1,559,000)	(1,077,000)

EBITDA	$28,393,000	$(5,775,000)	$25,713,000

Cash used in operating activities	$(3,584,000)	$(56,950,000)	$(73,410,000)

“EBITDA” means income (loss) before income taxes, extraordinary item and cumulative effect of a change in accounting principle plus depreciation, amortization, interest expense, non-cash compensation, non-cash interest expense and program amortization, less program payments, gain on sale of assets and interest income.  The Company has included EBITDA data because such data is commonly used as a measure of performance for broadcast companies and is also used by investors to measure a company’s ability to service debt. EBITDA is not, and should not be used as an indicator or alternative to operating income, net loss or cash flow as reflected in the consolidated financial statements, is not a measure of financial performance under accounting principles generally accepted in the United States and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with accounting principles generally accepted in the United States.

Critical Accounting Policies

Our accounting policies are described in Note 2 of the consolidated financial statements in Item 8.  We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the year.  Actual results could differ from those estimates.  We consider the following policies, which were discussed with the Audit Committee of the Board of Directors, to be most critical in understanding the judgments involved in preparing our consolidated financial statements and the uncertainties that could affect our results of operations, financial condition and cash flows.

Revenue recognition

The Company’s primary source of revenue is the sale of television time to advertisers. Revenue is recorded when the advertisements are aired.  Other sources of revenue are compensation from the networks, studio rental and commercial production activities.  These revenues are recorded when the programs are aired and the services are performed. Revenue from barter transactions is recognized when advertisements are broadcast and merchandise or services received are charged to expense when received or used.  Barter revenue totaled $2,293,000, $1,723,000 and $1,922,000 for the years ended December 31, 2000, 2001 and 2002 respectively.  Barter expense totaled $1,379,000, $1,487,000 and $1,044,000 for the years ended December 31, 2000, 2001 and 2002 respectively.

Film Contract Rights

The Company’s accounting for long-lived program assets requires judgment as to the likelihood that such assets will generate sufficient revenue to cover the associated expense.  Many of the Company’s program commitments are for syndicated shows with contractual lives of four or more years.  On a semi-annual basis, the Company reviews its program inventory for impairment by projecting the amount of revenue the program will generate over the remaining life of the contract and comparing it to the program’s expense.  The Company has written down the value of certain programs by $8,522,000 and $5,600,000 in the years ended December 31, 2001 and 2002, respectively.

Goodwill and Intangible Assets

The Company has made acquisitions in the past for which a significant portion of the purchase price was allocated to goodwill and other identifiable intangible assets.

In accordance with Statement 142, goodwill and other intangible assets deemed to have indefinite lives are no longer being amortized, but instead are subject to annual impairment tests.  The Company adopted the new rule on accounting for goodwill and other intangible assets beginning on January 1, 2002.  The Company recorded a charge to reduce the carrying value of its goodwill and other indefinite-lived intangible assets by $95,000,000 and $114,000,000 respectively during the first quarter of 2002.  The annual impairment testing required by Statement 142 was completed as of December 31, 2002 and did not result in any additional write down of the carrying value of our goodwill and other intangible assets.  As of December 31, 2002, the Company had $284,867,000 in goodwill and other intangible assets with indefinite lives net of accumulated amortization.

Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset is not recoverable.  At such time as an impairment in value of a long-lived asset is identified, except for our FCC license discussed below, the impairment will be measured in accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” as the amount by which the carrying amount of a long-lived asset exceeds its fair value.  To determine fair value we would employ an expected present value technique, which utilizes multiple cash flow scenarios that reflect the range of possible outcomes and an appropriate discount rate.

Allowance for Doubtful Accounts

We must make estimates of the uncollectibility of our accounts receivable.  We specifically review historical write-off activity by market, large customer concentrations, customer credit worthiness, and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our experience has been that the level of customer defaults have been predictable and that the allowance for doubtful accounts has been adequate to cover such defaults.  If circumstances change, such as higher than expected defaults or an unexpected material adverse change in an agency’s ability to meet its financial obligation to the Company, the Company’s estimates of the recoverability of amounts due the Company could be reduced by a material amount.

Years ended December 31, 2002 and 2001

Net revenue for the year ended December 31, 2002 totaled $135,344,000; an increase of $22,269,000 or 20% compared to $113,075,000 for the twelve months ended December 31, 2001. Of this increase, $14,539,000 related to KNTV’s switch from an independent television station to an NBC affiliate serving San Francisco-Oakland-San Jose, the 5th largest market in the country, until its sale on April 30, 2002.  The remaining $7,730,000 increase is attributable to increased national and political revenue offset in part by decreased local revenue and network compensation.

Station operating expenses totaled $103,963,000; a decrease of $12,411,000 or 11% compared to $116,374,000 for the twelve months ended December 31, 2001.  Of this decrease $10,801,000 relates to the sale of KNTV.  The remaining stations’ operating expense decrease of $1,610,000 is primarily the result of decreased programming expense.

Amortization expense decreased $7,750,000 or 29% during the twelve months ended December 31, 2002 compared to the same period a year earlier primarily due to the elimination of the amortization of goodwill and other indefinite-lived intangible assets in accordance with Statement 142.  Corporate expense totaled $9,536,000; a decrease of $151,000 or less than 2% compared to $9,687,000 for the twelve months ended December 31, 2001.

Interest expense totaled $34,889,000; a decrease of $12,593,000 or 27% compared to $47,482,000 for the twelve months ended December 31, 2001.  The decrease was primarily due to lower levels of outstanding indebtedness and lower interest rates on the Company’s current Credit Agreement. Interest income totaled $1,077,000; a decrease of $482,000 or 31% compared to the twelve months ended December 31, 2001 primarily due to lower cash balances, and lower interest rates.  Non-cash interest expense totaled $13,031,000; an increase of $5,079,000 or 64% primarily due to the imputation of interest related to KNTV’s NBC affiliation agreement, until its sale on April 30, 2002, offset in part by reduced amortization of deferred financing fees associated with the current amended and restated Credit Agreement.

In connection with the sale of KNTV, the Company recorded a pre-tax gain on the sale of $192,406,000 in 2002.

The Company recorded a provision for income taxes of $60,243,000 in 2002, consisting of a current portion of $24,981,000 and a deferred portion of $35,262,000 compared to a benefit for income taxes of $26,745,000 in 2001.

The Company recorded a $9,058,000 extraordinary loss on the early extinguishment of debt, net of a current tax benefit of $6,039,000 due to the write-off of unamortized deferred financing fees associated with the old senior credit facility, which was amended and restated in 2002.  The Company recorded an extraordinary loss on the early extinguishment of debt of $1,207,000 in 2001.

Upon adoption of Statement 142 as of January 1, 2002, the Company recorded a one-time, non-cash charge of $150,479,000, net of a tax benefit of $58,351,000, to reduce the carrying value of its goodwill and other indefinite-lived intangible assets.  The decline in the carrying value of goodwill and other indefinite-lived intangible assets relates solely to the Company’s WB affiliates.  Such charge is non-operational in nature and is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations.  The Company completed its annual impairment test as of December 31, 2002 as required by Statement 142.  The Company performed detailed fair value determinations and concluded that no additional write down of the carrying value of goodwill and other indefinite-lived intangible assets is required.

Years ended December 31, 2001 and 2000

Net revenue for the year ended December 31, 2001 totaled $113,075,000; a decrease of $26,995,000 or 19% compared to $140,070,000 for the twelve months ended December 31, 2000. The decrease was primarily due to a weak advertising climate with local and national advertising down $24,631,000, a decrease in political advertising in a non-election year of $9,246,000 and decreased revenue at KNTV of $4,660,000 as it operated as an independent television station for a full year in 2001.

Station operating expenses totaled $116,374,000, an increase of $11,978,000 or 11% compared to $104,396,000 for the twelve months ended December 31, 2000.  The increase was primarily due to an increase in news expense at KNTV of $2,572,000, increased programming costs of $2,579,000 at the Company’s WB affiliates, and the write-down of certain syndicated programs totaling $8,522,000.

Corporate expense totaled $9,687,000; a decrease of $705,000 or 7% compared to $10,392,000 for the twelve months ended December 31, 2000. The decrease was primarily due to a decrease in professional fees.  Non-cash compensation expense totaled $1,473,000, a decrease of $501,000 or 25% compared to $1,974,000 for the twelve months ended December 31, 2000.  The decrease was primarily due to a one-time charge to earnings taken in 2000 resulting from the rescission of the exercise of certain stock options exercised offset in part by increased stock awards granted to certain executives.

Interest expense totaled $47,482,000; an increase of $17,828,000 or 60% compared to $29,654,000 for the twelve months ended December 31, 2000.  The increase was primarily due to higher levels of outstanding indebtedness and a higher interest rate on the Company’s current Credit Agreement.  Included in interest expense for 2001 is approximately $4,671,000 of deferred interest on the Credit Agreement payable on December 31, 2003.  Interest income totaled $1,559,000; an increase of $881,000 or 130% compared to the twelve months ended December 31, 2000 primarily due to higher cash balances, partially offset by lower interest rates.  Non-cash interest expense totaled $7,951,000; an increase of $4,943,000 or 164% primarily due to increased deferred financing fees related to the current Credit Agreement.

The Company sustained severe damage to certain assets in Duluth, Minnesota as a result of a fire in 1997 and an ice storm in 1999.  The Company wrote off the book balances of the destroyed assets and received insurance proceeds for replacement assets in 1999 and 2000 resulting in a gain of $1,247,000 for the twelve months ended December 31, 2000.

The Company recorded a benefit for income taxes of $26,745,000 in 2001, consisting of a current tax provision of $214,000 and a deferred tax benefit of $26,959,000.

During 2001, the Company recognized an extraordinary loss net of tax of $1,207,000 related to the repayment of all outstanding borrowings under the then existing bank credit agreement and the write-off of related deferred financing fees.

Liquidity and Capital Resources

On April 30, 2002, the Company completed the sale of KNTV to NBC.  NBC paid the Company $230,000,000, plus working capital and other adjustments of $14,545,000.  In addition, NBC refunded the Company $20,473,000 of the January 1, 2002 affiliation payment due to NBC under the terms of the KNTV NBC affiliation agreement (“San Francisco Affiliation Agreement”), which the Company prepaid on March 6, 2001.  The Company repaid $170,000,000 of outstanding senior debt and $14,763,000 of deferred interest and other fees associated with the senior credit facility and the amended credit agreement discussed below upon consummation of the sale. The Company paid $26,759,000 in income taxes during 2002, mainly related to the sale of KNTV. The San Francisco Affiliation Agreement terminated upon the closing of the sale and the Company is not required to make any further affiliation payments to NBC.  The 4,500,000 warrants issued to NBC as part of the San Francisco Affiliation Agreement have been returned to the Company.  The Company’s NBC affiliation agreements for KSEE-TV, WEEK-TV, and KBJR-TV involve no payment obligations to NBC and have a contractual term through December 31, 2011.  The Company recorded a pre-tax book gain of $192,406,000 on the sale.

Simultaneously with the closing of the sale of KNTV, the Company entered into an amended and restated senior credit agreement (the “Credit Agreement”).  The Credit Agreement consists of (i) a committed $60,000,000 Tranche A term loan facility, (ii) a committed $80,000,000 Tranche B term loan facility, and (iii) an uncommitted $10,000,000 Tranche C supplemental term loan facility.  The obligations of the Company with respect to all of the loan facilities are secured by substantially all of the assets of the Company and its subsidiaries. The Company rolled over existing outstanding loans under the prior loan facility into an initial Tranche A borrowing in the amount of $35,000,000.  Under the Tranche A term loan facility, $25,000,000 of borrowing capacity remains.  The Company also borrowed the entire $80,000,000 Tranche B term loan facility during the year.  The terms of the Tranche C term loan have not been fully negotiated and borrowing of the Tranche C loans will require supplemental action by the Board of Directors of the Company.  Proceeds from Tranche A and Tranche B term loans can be used for working capital and general corporate purposes.  The Tranche A loans bear interest at the greater of 6.50% or LIBOR plus 4.50% and the Tranche B loans bear interest at the greater of 11% or LIBOR plus 9%.  All interest is payable monthly in arrears.  The Credit

Agreement matures on April 15, 2004, at which time the Company must repay the principal amount of all outstanding loans and all other obligations then due and owing under the Credit Agreement.  The Credit Agreement requires the Company, among other matters, to maintain compliance with certain financial tests, including but not limited to, minimum net revenue, broadcast cash flow, EBITDA, working capital and cash balances.  The Company is in compliance with all covenants under the Credit Agreement.

The Company repurchased and retired a total of 83,920 shares of the 12.75% Cumulative Exchangeable Preferred Stock (the “Preferred Stock”) for $53,264,000.  The Preferred Stock was repurchased at an average price of $634.70 per share generating a gain, after transaction related expenses and the write off of a portion of the initial offering costs, of $30,299,000.  The gain was recorded in additional paid in capital. Under the terms of the Certificate of Designations for the Company’s Preferred Stock, the Company was required to make the semi-annual dividends on such shares in cash beginning October 1, 2002.  The cash payment of dividends is restricted by the terms of the indentures governing the Company’s senior subordinated bonds and is prohibited under the terms of the Credit Agreement. Consequently the Company did not pay the semi-annual dividend due to the holders of the Preferred Stock on October 1, 2002.  If three or more semi-annual dividend payments (whether or not consecutive) are not paid, the holders of the Preferred Stock will have the right to elect the lesser of two directors or that number of directors constituting 25% of the members of the Board of Directors.  The right of the holders of the Preferred Stock to elect members of the Board of Directors as set forth above would continue until such time as all accumulated dividends that are required to be paid in cash and that are in arrears on the Preferred Stock are paid in full in cash. The Company does not anticipate paying cash dividends on its exchangeable preferred stock in the foreseeable future.

Net cash used in operating activities was $73,410,000 during the year ended December 31, 2002 compared to $56,950,000 during the year ended December 31, 2001.  The change from 2001 to 2002 was primarily the result of an increase in cash tax payments, and an increase in net operating assets partially offset by an increase in operating cash flow.

Net cash provided by investing activities was $250,900,000 during the year ended December 31, 2002 compared to net cash used in investing activities of $3,232,000 during the year ended December 31, 2001.  The change from 2001 to 2002 was primarily the result of the sale of KNTV.

Net cash used in financing activities was $152,598,000 during the year ended December 31, 2002 compared to net cash provided by financing activities of $80,400,000 during the year ended December 31, 2001.  The change from 2001 to 2002 primarily resulted from a net decrease in senior debt, and repurchases of cumulative exchangeable preferred stock and common stock offset in part by increased capital expenditures.

Capital and Commercial Commitments

The following table and discussion reflect the Company’s significant contractual obligations and other commercial commitments as of December 31, 2002:

	Payment Due by Period
Capital Commitment	Total	1 Year	2-3 years	4-5 years	After 5 years

Principal amount of Long-term debt	$312,942,000	$—	$250,377,000	$—	$62,565,000
Operating leases	5,231,498	1,244,617	2,047,385	1,858,496	81,000
Program contracts	104,475,564	30,147,004	43,187,808	20,096,791	11,043,961
WB Affiliation	10,389,449	2,523,428	4,025,946	3,413,400	426,675
Interest	81,190,307	30,326,408	36,982,289	11,105,288	2,776,322

The Company expects to spend approximately $15,000,000 in 2003 on capital expenditures, of which a total of approximately $7,000,000 is associated with the implementation of digital technology pursuant to the FCC’s relaxed digital television build-out rules.  The Company believes that borrowings under the current Credit Agreement together with internally generated funds from operations, and cash on hand will be sufficient to satisfy the

Company’s cash requirements for its existing operations for the next twelve months.  The Company’s senior debt matures on April 15, 2004.  The Company expects to refinance its senior debt on or before its maturity with a new senior credit facility.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement 142”), effective January 1, 2002.  Under the new rules, goodwill and other indefinite-lived intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with Statement 142.

Under Statement 142, goodwill and other indefinite-lived intangible assets are deemed to be impaired if their net book value exceeds their estimated fair value.  Upon adoption of Statement 142 as of January 1, 2002, the Company recorded a one-time, non-cash charge to reduce the carrying value of its goodwill and other indefinite lived intangible assets by $95,000,000 and $114,000,000, respectively.  The decline in the carrying value of goodwill and other indefinite-lived intangible assets relates solely to the Company’s WB affiliates.  Such charge is non-operational in nature and is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations.  In calculating the impairment charge, the fair value was estimated using a discounted cash flow methodology.

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

In August 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“Statement 144”). Statement 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operation for a disposal of a segment of a business. The Company adopted statement 144 on January 1, 2002 and its adoption did not have a significant impact on its financial position, results of operations, or cash flows.

On April 30, 2002, the FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“Statement 145”). Statement 145 updates, clarifies and simplifies existing accounting pronouncements.  Statement 145 rescinds Statement 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Statement 145 is effective for fiscal years beginning after June 15, 2002. The Company will adopt Statement 145 for the year ended December 31, 2003.  All prior extraordinary items relating to the extinguishments of debt will be retroactively adjusted and reclassified to income from continuing operations.  Income from continuing operations will be reduced by $15,097,000 and $2,012,000 for the years ended December 31 2002 and 2001, respectively.

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

In December 2002, FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123 (“Statement 148”). Statement 148 amends Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“Statement 123”) to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of Statement. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Statement 148 is effective for fiscal years ending after December 15, 2002 for annual statements and for interim periods ending after December 15, 2002 for interim financial reports.  The Company will continue to account for stock-based compensation in accordance with the Accounting Principles Board No. 25.  The Company has adopted the disclosure requirements of Statement 148 in these consolidated financial statements.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

The Company’s earnings may be affected by changes in short-term interest rates as a result of its new senior Credit Agreement.  Under the Credit Agreement, Tranche A loans bear interest at the greater of LIBOR plus 4.50% or 6.50%, currently 6.50%, and the Tranche B loans bear interest at the greater of LIBOR plus 9% or 11%, currently 11%.  As of March 21, 2003, the six-month LIBOR rate was 1.28%.  The Company has not entered into any agreements to hedge the risk of potential interest rate increases.  Based on borrowings outstanding at December 31, 2002, a 2% increase in the LIBOR rate would increase interest expense on an annual basis by approximately $1,472,000.  This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such environment.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Auditors

The Board of Directors and Stockholders
Granite Broadcasting Corporation

We have audited the accompanying consolidated balance sheets of Granite Broadcasting Corporation as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a).  These financial statements and the schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Granite Broadcasting Corporation at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, on January 1, 2002 Granite Broadcasting Corporation adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

ERNST & YOUNG LLP

New York, New York

February 24, 2003

GRANITE BROADCASTING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2000	2001	2002

Net revenue	$140,070,247	$113,075,276	$135,344,151
Station operating expenses	104,396,408	116,373,938	103,963,240
Depreciation	5,724,629	6,076,212	5,896,626
Amortization of intangible assets	26,864,596	26,735,547	18,985,413
Corporate expense	10,392,365	9,686,952	9,536,424
Non-cash compensation expense(1)	1,974,292	1,472,735	1,508,048

Operating loss	(9,282,043)	(47,270,108)	(4,545,600)

Other expenses (income):
Interest expense	29,653,779	47,481,899	34,889,378
Interest income	(678,375)	(1,559,321)	(1,077,327)
Non-cash interest expense	3,007,570	7,951,079	13,030,566
Gain on sale of assets	—	—	(192,406,138)
Gain from insurance claim	(1,247,105)	—	—
Other	2,079,328	1,141,058	868,724
Income (loss) before income taxes, extraordinary item, and cumulative effect of a change in accounting principle	(42,097,240)	(102,284,823)	140,149,197
Provision (benefit) for income taxes:
Current	(15,815,000)	214,000	24,981,234
Deferred	4,937,089	(26,959,010)	35,262,153
Total provision (benefit) for income taxes	(10,877,911)	(26,745,010)	60,243,387
Income (loss) from continuing operations before extraordinary item and cumulative effect of a change in accounting principle	(31,219,329)	(75,539,813)	79,905,810
Extraordinary (gain) loss, net of tax expense of $2,473,470 and tax benefit of $804,720 in 2000 and 2001, respectively and net of tax benefit of $6,038,656 in 2002	(3,710,204)	1,207,081	9,057,985
Cumulative effect of a change in accounting principle, net of tax benefit of $58,350,946	—	—	150,478,583
Net loss	$(27,509,125)	$(76,746,894)	$(79,630,758)

Net loss attributable to common shareholders	$(56,345,128)	$(109,310,870)	$(78,807,937)
Per basic common share:
Income (loss) from continuing operations before extraordinary item and cumulative effect of a change in accounting principle	$(3.30)	$(5.82)	$4.31
Extraordinary (gain) loss, net of tax benefit	(0.20)	0.07	0.48
Cumulative effect of a change in accounting principle, net of tax benefit	—	—	8.03
Basic net loss per share	$(3.10)	$(5.89)	$(4.20)

Weighted average common shares outstanding	18,203,498	18,568,811	18,749,363

Per fully diluted common share:
Income (loss) from continuing operations before extraordinary item and cumulative effect of a change in accounting principle	$(3.30)	$(5.82)	$4.23
Extraordinary (gain) loss, net of tax benefit	(0.20)	0.07	0.48
Cumulative effect of a change in accounting principle, net of tax benefit	—	—	7.88
Fully diluted net loss per share	$(3.10)	$(5.89)	$(4.13)

Weighted average common shares outstanding – assuming dilution	18,203,498	18,568,811	19,098,326

(1)   Allocation of non-cash compensation expense to other operating expenses:

	For the Years Ended December 31,
	2000	2001	2002
Station operating expenses	$407,796	$409,863	$295,652
Corporate expense	1,566,496	1,062,872	1,212,396
Non-cash compensation expense	$1,974,292	$1,472,735	$1,508,048

See Accompanying Notes

GRANITE BROADCASTING CORPORATION

CONSOLIDATED BALANCE SHEET

	December 31,
	2001	2002
Assets

Current assets:
Cash and cash equivalents (including $9,286,326 and $1,777,115 of restricted cash at December 31, 2001 and December 31, 2002, respectively)	$29,426,856	$54,319,597
Accounts receivable, less allowance for doubtful accounts ($530,273 in 2001 and $747,520 in 2002)	22,411,572	23,211,637
Film contract rights	16,077,027	19,713,849
Other current assets	6,131,223	10,116,047
Net assets held for sale	33,201,988	—
Total current assets	107,248,666	107,361,130

Property and equipment, net	33,611,468	41,813,349
Film contract rights	8,377,243	12,918,123
Other non current assets	43,497,269	3,461,975
Deferred financing fees, less accumulated amortization ($9,656,214 in 2001 and $7,612,443 in 2002)	14,887,940	5,630,704
Goodwill, net	178,359,500	83,051,302
Broadcast licenses, net	240,853,200	127,331,829
Network affiliations, net	95,011,966	90,345,315
Other intangibles, net	9,250,000	3,250,000
Total Assets	$731,097,252	$475,163,727

Liabilities and stockholders’ deficit

Current liabilities:
Accounts payable	$1,704,626	$2,807,730
Accrued interest	4,255,195	3,158,876
Other accrued liabilities	2,943,466	6,941,220
Film contract rights payable	25,133,014	26,601,355
Other current liabilities	5,808,314	3,581,243
Total current liabilities	39,844,615	43,090,424

Long-term debt	401,206,439	312,791,038
Film contract rights payable	22,859,716	33,379,694
Deferred tax liability	68,868,284	45,779,491
Other non current liabilities	24,353,351	30,356,259

Redeemable preferred stock	272,108,759	198,125,314

Stockholders’ deficit:
Common stock: 41,000,000 shares authorized consisting of 1,000,000 shares of Class A Common Stock, $.01 par value, and 40,000,000 shares of Common Stock (Nonvoting), $.01 par value; 178,500 shares of Class A Common Stock and 18,581,510 shares of Common Stock (Nonvoting) (18,447,927 shares at December 31, 2001) issued and outstanding	186,264	187,600

Accumulated deficit	(96,703,997)	(186,842,835)
Less:
Unearned compensation	(1,329,179)	(851,334)
Treasury stock, at cost	(297,000)	(851,924)
Total stockholders’ deficit	(98,143,912)	(188,358,493)
Total liabilities and stockholders' deficit	$731,097,252	$475,163,727

See accompanying notes.

GRANITE BROADCASTING CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2000, 2001 and 2002

	Class A Common Stock	Common Stock (Nonvoting)	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Unearned Compensation	Note Receivable From Officer	Treasury Stock	Total Stockholders’ Equity (Deficit)

Balance as of December 31, 1999	$1,785	$179,640	$17,909,802	$35,123,239	$(1,946,434)	$(886,875)	$(297,000)	$50,084,157

Dividends on redeemable preferred stock			(28,335,855)					(28,335,855)
Accretion of offering costs related to Cumulative Exchangeable Preferred Stock			(500,148)					(500,148)
Exercise of stock options		15	(971,464)					(971,449)
Issuance of Common Stock (Nonvoting)		653	(653)					—
Rescission of stock options exercised			2,172,852					2,172,852
Issuance of warrants			12,149,840					12,149,840
Stock expense related to stock plans			(129,238)		854,781			725,543
Net loss				(27,509,125)				(27,509,125)
Balance at December 31, 2000	1,785	180,308	2,295,136	7,614,114	(1,091,653)	(886,875)	(297,000)	7,815,815
Dividends on redeemable preferred stock			(4,492,611)	(27,571,217)				(32,063,828)
Accretion of offering costs related to Cumulative Exchangeable Preferred Stock			(500,148)					(500,148)
Grant of stock award under stock plans			573,045		(573,045)			—
Issuance of Common Stock (Nonvoting)		4,171	(4,171)					—
Stock expense related to stock plans			63,990		1,141,713			1,205,703
Issuance of warrants			2,064,759					2,064,759
Discount on loans to officers					(806,194)			(806,194)
Repayment of Note Receivable from Officer						886,875		886,875
Net loss				(76,746,894)				(76,746,894)
Balance at December 31, 2001	1,785	184,479	—	(96,703,997)	(1,329,179)	—	(297,000)	(98,143,912)

Dividends on redeemable preferred stock			(18,560,342)	(10,508,080)				(29,068,422)
Gain on retirement of Cumulative Exchangeable Preferred Stock			30,299,037					30,299,037
Accretion of offering costs related to Cumulative Exchangeable Preferred Stock			(407,794)					(407,794)
Grant of stock award under stock plans			799,691		(799,691)			—
Exercise of stock options		20	2,980					3,000
Issuance of Common Stock (Nonvoting)		1,316	(1,316)					—
Repurchase of Common Stock							(554,924)	(554,924)
Stock expense related to stock plans			17,624		1,082,084			1,099,708
Cancellation of warrants			(12,149,880)					(12,149,880)
Discount on loans to officers					195,452			195,452
Net loss				(79,630,758)				(79,630,758)
Balance at December 31, 2002	$1,785	$185,815	$—	$(186,842,835)	$(851,334)	$—	$(851,924)	$(188,358,493)

See accompanying notes.

GRANITE BROADCASTING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2000	2001	2002
Cash flows from operating activities:
Net loss	$(27,509,125)	$(76,746,894)	$(79,630,758)

Adjustments to reconcile net loss to net cash
used in operating activities:
Extraordinary (gain) loss	(6,183,674)	2,011,801	15,096,641
Amortization of intangible assets	26,864,596	26,735,547	18,985,413
Depreciation	5,724,629	6,076,212	5,896,626
Non-cash compensation expense	1,974,292	1,472,735	1,508,048
Non-cash interest expense	3,007,570	7,951,079	13,030,566
Deferred tax (benefit) expense	4,937,000	(26,959,263)	(23,088,793)
Gain on sale of assets	—	—	(192,406,138)
Cumulative effect of a change in accounting principle	—	—	208,829,529
Gain from insurance proceeds over net book value lost	(1,247,105)	—	—
Change in assets and liabilities net of effects from sale of station:
Decrease (increase) in accounts receivable	4,243,724	4,335,909	(34,970,057)
(Decrease) increase in accrued liabilities	(2,838,517)	2,773,245	1,941,543
Increase (decrease) in accounts payable	623,904	(1,835,829)	1,131,254
NBC affiliation prepayment	—	(27,778,694)	—
WB affiliation payment	(4,774,439)	(4,523,428)	(4,523,428)
(Increase) decrease in film contract rights and other assets	(19,175,687)	11,644,324	(11,027,700)
Increase in film contract rights payable and other liabilities	10,769,183	17,892,764	5,817,686
Net cash used in operating activities	(3,583,649)	(56,950,492)	(73,409,568)

Cash flows from investing activities:
Proceeds from sale of station	—	—	265,018,849
Insurance proceeds received	1,627,572	—	—
Investment	(252,869)	—	—
Capital expenditures	(9,084,673)	(3,231,733)	(14,118,797)
Net cash (used in) provided by investing activities	(7,709,970)	(3,231,733)	250,900,052

Cash flows from financing activities:
Proceeds from bank loan	107,000,000	205,000,000	80,000,000
Retirement of senior subordinated notes	(81,019,763)	—	—
Repayment of bank debt	(10,327,572)	(113,672,428)	(170,000,000)
Payment of deferred financing fees	(600,258)	(10,927,740)	(8,778,814)
Repurchase of cumulative exchangeable preferred stock	—	—	(53,264,005)
Repurchase of common stock	—	—	(554,924)
Other financing activities, net	(3,081)	—	—
Net cash provided by (used in) financing activities	15,049,326	80,399,832	(152,597,743)

Net increase in cash and cash equivalents	3,755,707	20,217,607	24,892,741
Cash and cash equivalents, beginning of year	5,453,542	9,209,249	29,426,856
Cash and cash equivalents, end of year	$9,209,249	$29,426,856	$54,319,597

Supplemental information:
Restricted cash	$—	$9,286,326	$1,777,115
Cash paid for interest	30,110,599	41,386,874	40,634,741
Cash paid for income taxes	297,032	443,604	26,759,484
Non-cash capital expenditures	175,896	513,640	600,455
Cumulative exchangeable preferred stock dividend	28,335,855	32,063,828	27,679,733
Fair value of warrants issued	12,150,000	2,065,000	—
Cancellation of warrants	—	—	12,150,000

See accompanying notes.

GRANITE BROADCASTING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Operations of the Company

The business operations of Granite Broadcasting Corporation and its wholly owned subsidiaries (the “Company”) consist of eight network affiliated television stations (three with NBC, two with ABC, two with the WB Network and one with CBS).  The Company’s stations are located in New York, California, Michigan, Indiana, Illinois and Minnesota.

Note 2 – Summary of Significant Accounting Policies

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

Allowance for Doubtful Accounts

The Company makes estimates of the uncollectibility of accounts receivable and specifically reviews historical write-off activity by market, large customer concentrations, customer credit worthiness, and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Historically, the level of customer defaults have been predictable and the allowance for doubtful accounts has been adequate to cover such defaults.

Intangibles

Intangible assets at December 31 are summarized as follows:

	2001	2002

Goodwill	$206,560,570	$111,252,372
Covenant not to compete	30,000,000	30,000,000
Network affiliations	128,741,614	127,622,741
Broadcast licenses	273,168,965	159,647,594
	638,471,149	428,522,707
Accumulated amortization	(114,996,483)	(124,544,261)

Net intangible assets	$523,474,666	$303,978,446

The Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("Statement 142") on January 1, 2002.  Upon adoption of Statement 142, the Company recorded a one-time non-cash charge to reduce the carrying value of goodwill and other indefinite lived intangible assets by $95,000,000 and $114,000,000, respectively during 2002.  The decline in the carrying value of goodwill and other-indefinite lived intangible assets relates solely to the Company’s Warner Brothers affiliates. Such charge is non-operational in nature and is reflected as a cumulative effect of a change in accounting principle in the statement of operations.  In calculating the impairment charge, the fair value was estimated using a discounted cash flow methodology.  The Company completed its required annual impairment test as of December 31, 2002, and concluded that no additional write down to the carrying value of goodwill and other indefinite-lived intangible assets is required.

As of December 31, 2001 and 2002, the Company’s intangible assets and related accumulated amortization consisted of the following:

	December 31, 2001		December 31, 2002
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Intangible assets subject to amortization:
WB network affiliation agreements	$33,374,907	$(12,846,848)	$32,256,034	$(16,394,626)
Covenant not to compete	30,000,000	(20,750,000)	30,000,000	(26,750,000)
	$63,374,907	$(33,596,848)	$62,256,034	$(43,144,626)

Intangible assets not subject to amortization:
Goodwill	$206,560,570	$(28,201,070)	$111,252,372	$(28,201,070)
Broadcast licenses	273,168,965	(32,315,765)	159,647,594	(32,315,765)
Network affiliation agreements	95,366,707	(20,882,800)	95,366,707	(20,882,800)
	$575,096,242	$(81,399,635)	$366,266,673	$(81,399,635)

The Company recorded amortization expense of $26,736,000 and $18,985,000 during the years ended December 31, 2001 and 2002, respectively.  If Statement 142 had been adopted effective January 1, 2000, amortization expense would have been $11,278,721 and $11,415,315 during the years ended December 31, 2000 and 2001, respectively.  Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding 5 years are as follows: 2003: $6,752,000; 2004: $3,356,000; 2005: $3,078,000; 2006: $3,078,000 and 2007: $3,078,000.  As acquisitions and dispositions occur in the future and as purchase price allocations are finalized, these amounts may vary.

The 2000 and 2001 results on a historical basis do not reflect the provisions of Statement 142.  Had the Company adopted Statement 142 on January 1, 2000, the historical net loss and basic and diluted net loss per common share would have changed to the adjusted amounts indicated below:

	December 31, 2000		December 31, 2001
		Per basic and diluted common share		Per basic and diluted common share
Loss before extraordinary item	$(31,219,329)	$(3.30)	$(75,539,813)	$(5.82)
Add: Goodwill amortization	5,898,800	0.32	5,898,800	0.32
Add: Intangible amortization	9,687,075	0.53	9,421,432	0.51
Extraordinary (gain) loss	(3,710,204)	(0.20)	1,207,081	0.07
Adjusted net loss	$(11,923,250)	$(2.25)	$(61,426,662)	$(5.06)

Long-Lived Assets

                Long-lived assets for impairment are reviewed whenever events or changes in circumstances indicate that the carrying amount of an asset is not recoverable.  At such time as an impairment in value of a long-lived asset is identified, except for goodwill and other intangible assets deemed to have indefinite lives as previously discussed, the impairment will be measured in accordance with Statement of Financial Accounting Standards No. 144,  Accounting for the Impairment of Disposal of Long-Lived Assets, as the amount by which the carrying amount of a long-lived asset exceeds its fair value.  A present value technique, which utilizes multiple cash flow scenarios that reflect the range of possible outcomes and an appropriate discount rate, is used to determine fair value.

Deferred financing fees

The Company has incurred certain fees in connection with entering into a bank credit agreement, the sale of 10-3/8% Notes (as defined), the sale of 9-3/8% Notes (as defined) and the sale of 8-7/8% Notes (as defined).  The Company entered into an amended and restated senior credit agreement in April 2002 and used a portion of the proceeds to repay in full all outstanding borrowings under its then existing bank credit agreement (See Note 8 - Long Term Debt).  The unamortized deferred financing fees related to the then existing bank credit agreement of $9,058,000 were written off in the second quarter of 2002 as an extraordinary loss net of a tax benefit of $6,039,000. The deferred financing fees related to the 10-3/8% Notes, the 9-3/8% Notes and the 8-7/8% Notes are being amortized over ten years. The deferred financing fees related to the current Credit Agreement are being amortized over two years. Amortization of deferred financing fees is classified as non-cash interest expense on the consolidated statement of operations.

Property and equipment

Property and equipment are recorded at cost and depreciated on a straight-line basis over their estimated useful lives ranging from three to 32 years.  Maintenance and repairs are charged to operations as incurred.

Film contract rights

Film contract rights are recorded as assets at gross value when the license period begins and the films are available for broadcasting.  Film contract rights are amortized on an accelerated basis over the estimated usage of the films, and are classified as current or noncurrent on that basis. The Company’s accounting for long-lived program assets requires judgement as to the likelihood that such assets will generate sufficient revenue to cover the associated expense.  The Company reviews its program inventory for impairment by projecting the amount of revenue the program will generate over the remaining life of the contract and comparing it to the program’s expense.  The Company has written down the value of certain programs by $8,522,000 and $5,600,000 in the years ended December 31, 2001 and 2002, respectively.  Film contract rights payable are classified as current or noncurrent in accordance with the payment terms of the various license agreements.  Film contract rights are reflected in the consolidated balance sheet at the lower of unamortized cost or estimated net realizable value.

At December 31, 2002, the obligation for programming that had not been recorded because the program rights were not available for broadcasting aggregated $44,495,000.

Barter transactions

Revenue from barter transactions is recognized when advertisements are broadcast and merchandise or services received are charged to expense when received or used.  Barter revenue totaled $2,293,000, $1,723,000 and $1,922,000 for the years ended December 31, 2000, 2001 and 2002 respectively.  Barter expense totaled $1,379,000, $1,487,000 and $1,090,000 for the years ended December 31, 2000, 2001 and 2002 respectively.

Advertising

The cost of advertising is expensed as incurred.  Advertising expense was $2,853,000, $2,028,000 and $3,511,000 for the years ended December 31, 2000, 2001 and 2002 respectively.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Cash and cash equivalents

Cash and cash equivalents include funds invested overnight in Eurodollar deposits and United States government obligations. Cash totaling $9,286,000 and $1,777,115 at December 31, 2001 and 2002, respectively, is restricted in its use for the payment of interest on the Tranche B term loan facility.

Stock options

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”).  Accordingly, no compensation expense has been recognized for the stock option plans.  For purposes of SFAS 123 pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period; therefore, the impact on pro forma net income (loss) in 2000, 2001 and 2002 may not be representative of the impact in future years.  The Company’s pro forma information for years ended December 31, follows:

	2000	2001	2002

Net loss, as reported	$(27,509,125)	$(76,746,894)	$(79,630,758)
Pro forma compensation expense	2,513,674	2,113,526	2,300,977

Pro forma net loss	$(30,022,799)	$(78,860,420)	$(81,931,735)

Basic net loss per share, as reported	$(3.10)	$(5.89)	$(4.20)
Pro forma compensation expense	0.14	0.11	0.12
Pro forma basic net loss per share	$(3.24)	$(6.00)	$(4.32)

Diluted net loss per share, as reported	$(3.10)	$(5.89)	$(4.13)
Pro forma compensation expense	0.14	0.11	0.12
Pro forma diluted net loss per share	$(3.24)	$(6.00)	$(4.25)

The fair value for each option grant was estimated at the date of grant using the Black Scholes option pricing model with the following assumptions for the various grants made during 2000, 2001 and 2002: risk-free interest rate of 4.80% in 2000, 4.08% in 2001 and 3.00% in 2002; no dividend yield; expected volatility of 81% in 2000, 86% in 2001 and 103% in 2002; and expected lives of four years in 2000 and 2002 and five years in 2001.

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

Net income (loss) per common share

The following table sets forth the computation of basic and diluted earnings per share:

	Years Ended December 31,
	2000	2001	2002

Income (loss) from continuing operations before extraordinary item and cumulative effect of a change in accounting principle	$(31,219,329)	$(75,539,813)	$79,905,810

Extraordinary (gain) loss on early extinguishment of debt, net of tax expense of $2,473,470 and tax benefit of $804,720 in 2000 and 2001, respectively and net of tax benefit of $6,038,656 in 2002	(3,710,204)	1,207,081	9,057,985
Cumulative effect of a change in accounting principle, net of tax benefit	—	—	150,478,583

Net loss	(27,509,125)	(76,746,894)	(79,630,758)

Gain on retirement of cumulative exchangeable preferred stock	—	—	(30,299,037)
Cumulative exchangeable preferred stock dividends	28,335,855	32,063,828	29,068,422
Accretion on exchangeable preferred	500,148	500,148	407,794

Net loss attributable to common shareholders	$(56,345,128)	$(109,310,870)	$(78,807,937)

Weighted average common shares outstanding for basic net income (loss) per share	18,203,498	18,568,811	18,749,363
ADD:
Effect of dilutive securities:
Stock options	—	—	348,963

Adjusted weighted average common shares outstanding – assuming dilution	18,203,498	18,568,811	19,098,326

Per basic common share:
Income (loss) from continuing operations before extraordinary item and cumulative effect of a change in accounting principle	$(3.30)	$(5.82)	$4.31
Extraordinary (gain) loss, net of tax benefit	(0.20)	0.07	0.48
Cumulative effect of a change in accounting principle, net of tax benefit	—	—	8.03
Basic net loss per share	$(3.10)	$(5.89)	$(4.20)

Per fully diluted common share:
Income (loss) from continuing operations before extraordinary item and cumulative effect of a change in accounting principle	$(3.30)	$(5.82)	$4.23
Extraordinary (gain) loss, net of tax benefit	(0.20)	0.07	0.48
Cumulative effect of a change in accounting principle, net of tax benefit	—	—	7.88
Diluted net loss per share	$(3.10)	$(5.89)	$(4.13)

Stock options totaling 1,090,542 and 210,070 for the years ended December 31, 2000 and 2001, respectively were excluded from the computation of diluted earnings per share due to their anti-dilutive effect.

Recent Accounting Pronouncements

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

In August 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“Statement 144”). Statement 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes Financial Accounting Standards Board Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operation for a disposal of a segment of a business. The Company adopted statement 144 on January 1, 2002 and its adoption did not have a significant impact on its financial position, results of operations, or cash flows.

On April 30, 2002, the FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. (“Statement 145”) Statement 145 updates, clarifies and simplifies existing accounting pronouncements.  Statement 145 rescinds Statement 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Statement 145 is effective for fiscal years beginning after June 15, 2002. The Company will adopt the Statement for the year ended December 31, 2003.  All prior extraordinary items relating to the extinguishments of debt will be retroactively adjusted and reclassified to income from continuing operations.  Upon adoption of Statement 145, income from continuing operations will be reduced by $2,012,000 and $15,097,000 for the years ended December 31, 2001 and 2002, respectively.

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

Note 3 – Asset Disposition

On April 30, 2002, the Company completed the sale of KNTV to NBC.  NBC paid the Company $230,000,000, plus a working capital and other adjustments of $14,545,000.  In addition, NBC refunded the Company $20,473,000 of the January 1, 2002 affiliation payment due to NBC under the terms of the KNTV NBC affiliation agreement (“San Francisco Affiliation Agreement”), which the Company prepaid on March 6, 2001.  The Company repaid $170,000,000 of outstanding senior debt and $14,763,000 of deferred interest and other fees associated with the senior credit facility and the amended credit agreement discussed in Note 8 upon consummation of the sale.  The San Francisco Affiliation Agreement terminated upon the closing of the sale and the Company is not required to make any further affiliation payments to NBC.  The 4,500,000 warrants issued to NBC as part of the San Francisco Affiliation Agreement have been returned to the Company.  The Company’s affiliation agreements for KSEE-TV, WEEK-TV, and KBJR-TV involve no payment obligations to NBC and have a contractual term through December 31, 2011.  The Company recorded a pre-tax book gain of $192,406,000 on the sale.

Note 4 – Property and Equipment

The major classifications of property and equipment are as follows:

	December 31,
	2001	2002
Land	$1,546,960	$1,546,960
Buildings and improvements	14,699,158	14,900,395
Furniture and fixtures	7,802,668	7,983,447
Technical equipment and other	39,857,966	52,073,472
	63,906,752	76,504,274

Less: Accumulated depreciation	30,295,284	34,690,925

Net property and equipment	$33,611,468	$41,813,349

Note 5 – Other Accrued Liabilities

Other accrued liabilities are summarized below:

	December 31,
	2001	2002

Compensation and benefits	$1,537,575	$1,933,272
Severance and other costs related to the sale of KNTV	—	3,152,558
Other	1,405,891	1,855,390

Total	$2,943,466	$6,941,220

Note 6 – Other Current Liabilities

Other current liabilities are summarized below:

	December 31,
	2001	2002

WB affiliation payment, net	$4,273,691	$2,073,070
Barter payable	896,385	757,850
Taxes payable	69,874	587,187
Other	568,364	163,136

Total	$5,808,314	$3,581,243

Note 7 – Other Current Assets

Other current assets are summarized below:

	December 31,
	2001	2002

Income tax receivable	$—	$5,334,846
Barter and other receivables	2,609,253	2,882,538
Prepaid film contract rights	1,006,703	24,854
Other	2,515,267	1,873,809

Total	$6,131,223	$10,116,047

Note 8 – Long-term Debt

The carrying amounts and fair values of the Company’s long-term debt are as follows:

	December 31, 2001		December 31, 2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Senior Bank Debt	$203,451,677	$203,451,677	$115,000,000	$115,000,000
9-3/8% Senior Subordinated Notes, net of unamortized discount	34,591,067	26,622,199	34,608,659	28,023,259
10-3/8% Senior Subordinated Notes	100,717,000	91,148,885	100,717,000	86,616,620
8-7/8% Senior Subordinated Notes, net of unamortized discount	62,446,695	49,936,809	62,465,379	50,578,029

Total	$401,206,439	$371,159,570	$312,791,038	$280,217,908

The fair value of the Company’s Senior Subordinated Notes is estimated based on quoted market prices.  The carrying amount of the Company’s borrowings under its Credit Agreement approximated fair value.

Senior Bank Debt

Simultaneous with the closing on the sale of KNTV, the Company entered into an amended and restated senior credit agreement (the “Credit Agreement”).  The Credit Agreement consists of (i) a committed $60,000,000 Tranche A term loan facility, (ii) a committed $80,000,000 Tranche B term loan facility, and (iii) an uncommitted $10,000,000 Tranche C supplemental term loan facility.  The obligations of the Company with respect to all of the loan facilities are secured by substantially all of the assets of the Company and its subsidiaries. The Company rolled over existing outstanding loans under the prior loan facility into an initial Tranche A borrowing in the amount of $35,000,000. The Company has $25,000,000 of borrowing capacity remaining under the Tranche A term loan facility.  The Company also borrowed the entire $80,000,000 Tranche B term loan facility during the year.  Proceeds from Tranche A and Tranche B term loans can be used for working capital and general corporate purposes.  The Tranche A loans bear interest at the greater of 6.50% or LIBOR plus 4.50% and the Tranche B loans bear interest at the greater of 11% or LIBOR plus 9%.  All interest is payable monthly in arrears.   The Credit Agreement matures on April 15, 2004, at which time the Company must repay the principal amount of all outstanding loans and all other obligations then due and owing under the Credit Agreement.  The Credit Agreement requires the Company, among other matters, to maintain compliance with certain financial tests, including but not limited to, minimum net revenue, broadcast cash flow, EBITDA, working capital and cash balances. The Company is currently in compliance with all covenants under the Credit Agreement.

Senior Subordinated Notes

In May 1995, the Company issued $175,000,000 aggregate principal amount of its 10-3/8% Senior Subordinated Notes (the “10-3/8% Notes”) due May 15, 2005.  Since then, the Company repurchased a total of $74,283,000 face amount of its 10-3/8% Notes at various prices.

The 10-3/8% Notes are redeemable at the option of the Company, in whole or in part from time to time, at 100% of the principal amount plus accrued interest.  The Company is required to offer to purchase all outstanding 10-3/8% Notes at 101% of the principal amount plus accrued interest in the event of a Change of Control (as defined in the Indenture governing the 10-3/8% Notes).

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

In February 1996, the Company completed an offering of $110,000,000 principal amount of its 9-3/8% Senior Subordinated Notes (the “9-3/8% Notes”) due December 1, 2005 at a discount, resulting in net proceeds to the Company of $109,450,000.  Since then, the Company repurchased a total of $75,340,000 principal amount of its 9-3/8% Notes at various prices.

The 9-3/8% Notes are redeemable at the option of the Company, in whole or in part from time to time, at 100% of the principal amount plus accrued interest.  The Company is required to offer to purchase all outstanding 9-3/8% Notes at 101% of the principal amount plus accrued interest in the event of a Change of Control (as defined in the Indenture governing the 9-3/8% Notes).

In May 1998, the Company completed an offering of $175,000,000 principal amount of its 8-7/8% Senior Subordinated Notes, due May 15, 2008 (the “8-7/8% Notes”), at a discount, resulting in proceeds to the Company of $174,482,000.  Since then, the Company repurchased a total of $112,435,000 principal amount of its 8-7/8% Notes at various prices.

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

During 2000 the Company recognized an extraordinary gain of $3,710,000 related to the repurchase of subordinated debt.  The extraordinary gain was the result of subordinated debt repurchased at a discount, offset in part, by the write-off of related deferred financing fees.  During 2001, the Company recognized an extraordinary loss, net of tax, of $1,207,000 related to the repayment of all outstanding borrowings under the then existing bank credit agreement and the write-off of related deferred financing fees. During 2002, the Company recognized an extraordinary loss, net of tax, of $9,058,000 related to the repayment of all outstanding borrowings under the then existing bank credit agreement and the write-off of related deferred financing fees.

The scheduled principal maturities on all long-term debt for the five years subsequent to December 31, 2002, are as follows:

2003	$—
2004	115,000,000
2005	135,377,000
2006	—
2007 and thereafter	62,565,000
$312,942,000

Note 9 – Commitments

Future minimum lease payments under long-term operating leases as of December 31, 2002 are as follows:

2003	$1,244,617
2004	1,392,435
2005	654,950
2006	316,705
2007 and thereafter	1,622,791
$5,231,498

Rent expense, including escalation charges, was approximately $1,416,000, $1,412,000 and $887,000 for the years ended December 31, 2000, 2001 and 2002, respectively.

Future payments under film contract rights agreements as of December 31, 2002 are as follows:

2003	$30,147,004
2004	22,966,115
2005	20,221,693
2006	11,946,245
2007	8,152,546
2008 and thereafter	11,043,961
$104,475,564

Note 10 – Redeemable Preferred Stock

Series A Preferred Stock

The Company authorized 100,000 shares of its Series A Convertible Preferred Stock (“Series A Stock”), par value $.01 per share, which were issued at an aggregate price of $1,210,000.  All outstanding shares of the Series A Stock were converted into shares of the Company’s Common Stock (Nonvoting), par value $.01 per share (the “Common Stock (Nonvoting)”) in August 1995.  Prior to conversion, dividends accrued on the Series A Stock at an annual rate of $.40 per share which accumulated, without interest, if unpaid.  Accrued but unpaid dividends on the Series A Stock totaled $262,844 at December 31, 2001 and 2002 and are recorded in other non-current liabilities on the Company’s balance sheet.  Accrued dividends are due and payable on the date on which such dividends may be paid under the Company’s debt instruments.

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

Holders of the 12-3/4% Cumulative Exchangeable Preferred Stock are entitled to receive dividends at an annual rate of 12-3/4% per share payable semi-annually on April 1 and October 1 of each year.  The Company paid dividends on and prior to April 1, 2002 in additional shares of 12-3/4% Cumulative Exchangeable Preferred Stock.  On and after October 1, 2002, the Company is required to pay such dividends in cash.  However, the payment of cash dividends on the 12-3/4% Cumulative Exchangeable Preferred Stock is restricted by the terms of the indentures governing the Company’s senior subordinated notes and is prohibited under the terms of the Credit Agreement. Consequently the Company did not pay the semi-annual dividend due to the holders of the Preferred Stock on October 1, 2002.  If three or more semi-annual dividend payments (whether or not consecutive) are not paid, the holders of the Preferred Stock will have the right to elect the lesser of two directors or that number of directors constituting 25% of the members of the Board of Directors.  The right of the holders of the Preferred Stock to elect members of the Board of Directors as set forth above would continue until such time as all accumulated dividends that are required to be paid in cash and that are in arrears on the Preferred Stock are paid in full in cash.  The Company does not anticipate paying cash dividends on the 12-3/4% Cumulative Exchangeable Preferred Stock in the foreseeable future.  Dividends on the 12-3/4% Cumulative Exchangeable Preferred Stock are cumulative and accrue without interest, if unpaid.  Accrued but unpaid dividends on the 12-3/4% Cumulative Exchangeable Preferred Stock totaled $19,161,000 as of December 31, 2002 and are recorded in other non-current liabilities on the Company’s balance sheet.

During 2002, the Company repurchased and retired a total of 83,920 shares of its $1,000 face amount 12-3/4% Cumulative Exchangeable Preferred Stock for $53,264,000.  The shares were repurchased at an average price of $634.70 per share, generating a gain, after transaction related expenses and the write off of a portion of the initial offering costs, of $30,299,000.  The gain was recorded in additional paid in capital on the Company’s balance sheet.

The 12-3/4% Cumulative Exchangeable Preferred Stock is entitled to a preference of $1,000 per share initially, plus accumulated and unpaid dividends in the event of liquidation or winding up of the Company ($219,536,000 liquidation value at December 31, 2002).  The Company is required, subject to certain conditions, to redeem all of the 12-3/4% Cumulative Exchangeable Preferred Stock outstanding on April 1, 2009, at a redemption price equal to 100% of the then effective liquidation preference thereof, plus, without duplication, accumulated and unpaid dividends to the date of redemption.

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

Note 11 – Stockholders’ Equity (Deficit)

Stock option plans

In April 1990 the Company adopted a stock option plan (the “Stock Option Plan”) for officers and certain key employees. The Stock Option Plan terminated on April 1, 2000.  At December 31, 2001 and 2002, options granted under the Stock Option Plan were outstanding for the purchase of 4,529,425 and 4,285,500 shares of Common Stock (Nonvoting), respectively.

On April 27, 2000, the Company adopted a new stock option plan (the “2000 Stock Option Plan”) for officers and certain key employees.  The number of shares of Common Stock (Nonvoting) subject to options available for grant is 4,000,000.  Options may be granted under the 2000 Stock Option Plan at an exercise price (for tax-qualified incentive stock options) of not less than 100% of the fair market value of the Common Stock (Nonvoting) on the date the option is granted, or 110% of such fair market value for option recipients who hold 10% or more of the Company’s voting stock.  The exercise price for non-qualified stock options may be less than, equal to or greater than the fair market value of the Common Stock (Nonvoting) on the date the option is granted. At December 31, 2001 and 2002, options granted under the 2000 Stock Option Plan were outstanding for the purchase of 649,500 and 1,627,500 shares of Common Stock (Nonvoting) respectively.

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

On March 1, 1994, the Company adopted a Director Stock Option Plan (the “Director Option Plan”) providing for the grant, from time to time, of nonqualified stock options to non-employee directors of the Company to purchase an aggregate of 300,000 shares of Common Stock (Nonvoting).  On July 27, 1999, the Director Option Plan was amended to increase the shares of Common Stock (Nonvoting) subject to options available for grant to 1,000,000. As of December 31, 2001 and 2002, options granted under the Director Option Plan were outstanding for the purchase of 809,060 and 808,435 shares of Common Stock (Nonvoting), respectively. The options granted under the Director Option Plan serve as compensation for attendance at regularly scheduled meetings and for service on certain committees of the Board of Directors.

The Company’s stock option information is as follows:

	2000		2001		2002
	Options	Weighted- Average Exercise price	Options	Weighted- Average Exercise price	Options	Weighted- Average Exercise price

Outstanding at beginning of year	5,479,310	$8.10	6,115,785	$7.51	5,957,985	$6.98
Granted	720,375	2.97	25,000	1.50	1,030,500	2.34
Exercised	(1,400)	6.64	—	—	(2,000)	1.50
Forfeited	(82,500)	7.05	(182,800)	9.23	(265,050)	5.52
Outstanding at end of year	6,115,785	7.51	5,957,985	6.98	6,721,435	6.33
Exercisable at end of year	2,600,710	7.74	3,221,910	6.68	3,980,210	6.35
Weighted-average fair value of options granted during the year	$1.84		$1.01		$1.65

	Options Outstanding			Options Exercisable
Range of Exercise Prices	at 12/31/02	Weighted-Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Outstanding at 12/31/02	Weighted- Average Exercise Price

$ 1.47 - $2.70	1,572,500	8.28 years	$2.05	453,650	$1.95
$ 3.00 - $5.50	301,300	2.34 years	3.12	300,050	3.11
$ 6.13 - $6.88	1,565,200	6.12 years	6.47	1,394,000	6.46
$ 7.00 - $9.75	2,022,635	5.19 years	7.61	1,716,235	7.62
$ 10.00 - $12.44	1,259,800	5.83 years	10.20	116,275	11.77

Management Stock Plan

In April 1993, the Company adopted a Management Stock Plan providing for the grant from time to time of awards denominated in shares of Common Stock (Nonvoting) (the “Bonus Shares”) to salaried executive employees of the Company.  On December 2, 2002 the Company increased the reserve of shares from 1,500,000 to 2,000,000.  Shares generally vest over a five-year period. As of December 31, 2002, the Company has allocated a total of 1,686,906 Bonus Shares pursuant to the Management Stock Plan, 1,251,837 of which had vested through December 31, 2002.  For the years ended December 31, 2001 and 2002, 293,500 and 391,000 shares, respectively, were granted pursuant to the Management Stock Plan.  The weighted-average grant-date fair value of those shares is $2.49 and $2.27, respectively.

Non-Employee Directors’ Stock Plan

In April 1997, the Company adopted a Non-Employee Directors’ Stock Plan (the “Director Stock Plan”), providing an annual grant of the Company’s Common Stock (Nonvoting) to each eligible non-employee director of a number of shares equal to $20,000 divided by the fair market value of the Common Stock (Nonvoting) on the date of grant.  On December 2, 2002, the Company increased the reserve of shares of Common Stock (Nonvoting) for grant under the Director Stock Plan from 400,000 shares to 600,000 shares.  Shares granted vest immediately.  For the years ended December 31, 2001 and 2002, 160,000 and 77,672 shares, respectively, were granted pursuant to the Director Stock Plan with weighted-average grant date fair values of $1.00 and $2.06, respectively.

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

In March 2001, the Company issued 753,491 stock purchase warrants to its then senior lenders.  The warrants were issued at an exercise price of $1.75 and are exercisable at any time prior to March 6, 2006.

The total number of common shares outstanding at December 31, 2002 assuming the exercise of all outstanding stock options and warrants is as follows:

Class A Common Stock	178,500
Common Stock (Nonvoting)	18,581,510
Stock options	6,721,435
Warrants	753,491

26,234,936

Note 12 – Income Taxes

The Company records income taxes using a liability approach for financial accounting and reporting that results in the recognition and measurement of deferred tax assets based on the likelihood of realization of tax benefits in future years.

The provision (benefit) for income taxes for the years ended December 31 consists of the following:

	2000	2001	2002
Current taxes:
Federal	$(18,616,000)	$—	$21,756,370
State	2,801,000	214,000	3,224,864
	(15,815,000)	214,000	24,981,234
Deferred taxes:
Federal	6,971,000	(25,210,000)	30,187,913
State	(2,034,000)	(1,749,000)	5,074,240
	4,937,000	(26,959,000)	35,262,153

Provision (benefit) for income taxes	$(10,878,000)	$(26,745,000)	$60,243,387

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the Company’s deferred tax asset and liability as of December 31 are as follows:

	December 31,
	2001	2002
Deferred tax liability:
Depreciation and amortization	$106,447,474	$52,164,637
Interest on NBC obligation	9,274,452	—
Total deferred tax liability	115,721,926	52,164,637

Deferred tax assets:
Net operating loss carry forward	49,964,109	8,988,492
Other	3,761,406	6,385,146
Alternative minimum tax credit	1,898,100	—
Valuation allowance	(8,769,973)	(8,988,492)
Total deferred tax assets	46,853,642	6,385,146
Net deferred tax liability	$68,868,284	$45,779,491

The difference between the U.S. federal statutory tax rate and the Company’s effective tax rate for the years ended December 31 is as follows:

	2000	2001	2002

U.S. statutory rate	35.0%	35.0%	35.0%
Nondeductible amortization	(3.3)	(1.3)	—
State and local taxes	(3.3)	1.0	3.9
Increase (decrease) in valuation allowance	(2.5)	(8.6)	0.2
Other	—		(0.5)

Effective tax rate	25.9%	26.1%	38.6%

At December 31, 2002, the Company had a net operating loss carry forward for federal tax purposes of approximately $16,000,000. These losses, which are set to expire in 2002 through 2013, relate to WKBW, and are subject to limitation under the Separate Return Limitation Rules of the Internal Revenue Code.  Pursuant to these rules, approximately $2,700,000 of these net operating losses will be available in the current year to offset the income of WKBW on a stand-alone basis.

The valuation allowance increased by $218,519 during 2002 and decreased by $8,769,973 and $2,500,000 during 2001 and 2000 respectively.

During 2002, new tax legislation was enacted that allows for a five year carry back of alternative minimum tax net operating losses to fully offset alternative minimum taxable income.  As such, during 2002, the Company filed for and received a refund of prior alternative minimum tax paid of approximately $2,900,000.

Note 13 – Defined Contribution Plan

The Company has a trusteed profit sharing and savings plan (the “Plan”) covering substantially all of its employees.  Contributions by the Company to the Plan are based on a percentage of the amount of employee contributions to the Plan and are made at the discretion of the Board of Directors.  Company contributions, which are funded monthly, amounted to $778,378, $847,494 and $735,158 for the years ended December 31, 2000, 2001 and 2002 respectively.

Note 14 – Related Party

Between 1995 and 1998, the Company loaned an officer $2,911,000 in four separate transactions.  On January 1, 2001, the Company loaned this officer an additional $375,000. On February 15, 2001, the Company agreed to consolidate the five loans into one promissory note in the amount of $3,286,000.  The new promissory note matures on January 25, 2006 or, if earlier, 30 days after the officer’s termination of employment. The new promissory note does not bear interest, but interest at an annual rate of 6.75 % will be imputed as additional compensation to the officer.  The new promissory note allows for the loan to be forgiven in one-third increments if the Company’s Common Stock (Nonvoting) trades for ten consecutive trading days at $15, $20, and $25, respectively, or if the per share consideration received by the Company’s common stockholders in a Change of Control (as defined in the Indentures governing the Company’s senior subordinated notes) equals at least $15, $20 or $25, respectively. In addition, on February 15, 2001 the Company forgave $232,247 of interest accrued on the old loans during the year-ended December 31, 2000.  The Company took a charge for this amount in 2001.

In 1995, the Company loaned another officer $221,200. On February 15, 2001, the Company agreed to cancel this note and issue a new promissory note in the same amount. The new promissory note matures on January 25, 2006 or, if earlier, 30 days after the officer’s termination of employment. The new promissory note does not bear interest, but interest at an annual rate of 6.75 % will be imputed as additional compensation to the officer. The new promissory note allows for the loan to be forgiven in one-third increments if the Company’s Common Stock (Nonvoting) trades for ten consecutive trading days at $15, $20, and $25, respectively, or if the per share consideration received by the Company’s common stockholders in a Change of Control (as defined in the Indentures governing the Company’s senior subordinated notes) equals at least $15, $20 or $25, respectively.  In addition, on February 15, 2001 the Company forgave $19,908 of interest accrued on the old loan during the year-ended December 31, 2000.  The Company took a charge for this amount in 2001.

Note 15 – Price Range of Common Stock (Nonvoting) and Cumulative Convertible Exchangeable Preferred Stock (unaudited)

The Company’s Common Stock (Nonvoting) is traded in the over-the-counter market and is quoted on the NASDAQ Small Cap Market under the symbol “GBTVK”.  The following table sets forth the closing market price ranges per share of Common Stock (Nonvoting) during 2001 and 2002, as reported by NASDAQ:

	High	Low

2001
First Quarter	$3 9/16	$1 5/16
Second Quarter	3 3/20	1 3/8
Third Quarter	3	1 9/32
Fourth Quarter	2 35/64	1 1/64

2002
First Quarter	2 9/20	2 1/50
Second Quarter	3 3/5	2 1/25
Third Quarter	2 19/50	1 7/20
Fourth Quarter	2 1/2	1 3/10

As of March 6, 2003 the closing price per share for the Company’s Common Stock (Nonvoting), as reported by NASDAQ was $1.42 per share.

Note 16 – Quarterly Results of Operations (unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2001 and 2002:

	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001

Net revenue	$26,848,304	$30,506,207	$25,502,449	$30,218,316
Operating loss	(11,907,100)	(5,756,100)	(12,063,111)	(17,543,822)
Loss before extraordinary item	(13,834,353)	(12,186,672)	(16,880,017)	(32,638,771)
Net loss	(15,041,434)	(12,186,672)	(16,880,017)	(32,638,771)
Per common share:
Loss before extraordinary item
Basic	$(1.17)	$(1.09)	$(1.34)	$(2.22)
Diluted	(1.17)	(1.09)	(1.34)	(2.22)
Net loss
Basic	(1.23)	(1.09)	(1.34)	(2.22)
Diluted	(1.23)	(1.09)	(1.34)	(2.22)

	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002

Net revenue	$43,542,357	$32,553,314	$26,083,671	$33,164,809
Operating loss	(381,206)	(1,230,353)	(1,605,933)	(1,328,108)
(Loss) income before extraordinary item and cumulative effect of a change in accounting principle	(13,055,513)	98,875,144	(2,651,690)	(3,262,131)
Net (loss) income	(163,534,096)	89,817,159	(2,651,690)	(3,262,131)

Per common share:
(Loss) income before extraordinary item
Basic	$(1.16)	$6.37	$(0.39)	$(0.52)
Diluted	(1.16)	5.89	(0.39)	(0.52)
Net (loss) income
Basic	(9.19)	6.31	(0.39)	(0.52)
Diluted	(9.19)	5.83	(0.39)	(0.52)

SCHEDULE II
GRANITE BROADCASTING CORPORATION
VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts	Balance at beginning of year	Amount charged to costs and expenses	Amount written off(1)	Balance at end of year

For the year ended December 31, 2000	$430,360	$1,453,709	$1,235,207	$648,862

For the year ended December 31, 2001	648,862	541,646	660,235	530,273

For the year ended December 31, 2002	$530,273	$952,499	$735,252	$747,520

(1)           Net of recoveries.

Item 9.    Changes and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

The following table sets forth information concerning the executive officers and directors of the Company as of March 21, 2003:

Name	Age	Position

W. Don Cornwell (1)	55	Chairman of the Board, Chief Executive Officer and Director
Stuart J. Beck(1)	56	President, Secretary and Director
Robert E. Selwyn, Jr.	59	Senior Operating Advisor and Director
Lawrence I. Wills	42	Senior Vice President–Chief Administrative Officer
Ellen McClain	38	Senior Vice President–Chief Financial Officer
John Deushane	46	Chief Operating Officer
James L. Greenwald(2)	75	Director
Martin F. Beck	85	Director
Edward Dugger, III	53	Director
Thomas R. Settle(1)(3)(4)	62	Director
Charles J. Hamilton, Jr.(2)(3)(4)	55	Director
M. Fred Brown(2)	56	Director
Jon E. Barfield(3)	51	Director
Veronica Pollard(3)	57	Director

(1)   Member of the Stock Option Committee.  The stock option committee is only authorized to grant stock options to employees other than executive officers.

(2)   Member of the Audit Committee.

(3)   Member of the Compensation Committee.

(4)   Member of the Management Stock Plan Committee.

Mr. Cornwell is a founder of the Company and has been Chairman of the Board of Directors and Chief Executive Officer of the Company since February 1988.  Mr. Cornwell served as President of the Company, which office then included the duties of chief executive officer, until September 1991 when he was elected to the newly created office of Chief Executive Officer.  Prior to founding the Company, Mr. Cornwell served as a Vice President in the Investment Banking Division of Goldman, Sachs & Co. (“Goldman Sachs”) from May 1976 to July 1988.  In addition, Mr. Cornwell was the Chief Operating Officer of the Corporate Finance Department of Goldman Sachs from January 1980 to August 1987. Mr. Cornwell is a director of Avon Products, Inc., Pfizer, Inc. and CVS Corporation.  Mr. Cornwell received a Bachelor of Arts degree from Occidental College in 1969 and a Masters degree in Business Administration from Harvard Business School in 1971.

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

Mr. Selwyn has been Senior Operating Advisor of the Company since January 1, 2003 and a member of the Board of Directors since May 11, 1998.  In addition, Mr. Selwyn served as Chief Operating Officer from 1996 to 2002.  Prior to joining the Company, Mr. Selwyn was employed by New World Communications, Inc. from May 1993 to June 1996 serving as Chairman and Chief Executive Officer of the New World Television Station Group.  Mr. Selwyn received a bachelor of science degree from the University of Tennessee in 1968.  From 1990 until 1993, Mr. Selwyn was the President of Broadcasting for SCI Television, Inc.

Mr. Wills has been Senior Vice President–Chief Administrative Officer since February 2001.  In addition, Mr. Wills served as Vice President—Finance and Controller of the Company from 1990 to 2001.  Prior to joining the Company, Mr. Wills was employed by Ernst & Young LLP from 1982 to 1990 in various capacities, the most recent of which was as senior audit manager responsible for managing and supervising audit engagements.  Mr. Wills is a director of Junior Achievement of New York, Inc.  Mr. Wills received a bachelor’s degree in Business Administration from Iona College in 1982.

Ms. McClain has been Senior Vice President–Chief Financial Officer since February 2001.  In addition, Ms. McClain served as Vice President—Corporate Development and Treasurer of the Company from 1994 to 2001.  Prior to joining Granite, Ms. McClain attended Harvard Business School, where she received a Masters degree in Business Administration in June 1993.  From 1990 to 1991, Ms. McClain was an Assistant Vice President with Canadian Imperial Bank of Commerce, where she served as a lender in the Bank’s Media Group and from 1986 to 1990 was employed by Bank of New England, N.A. in various capacities including as a lender in the Communications Group.  Ms. McClain is a director of the National Association of Black Owned Broadcasters.  Ms. McClain received a Bachelor of Arts Degree in Economics from Brown University in 1986.

Mr. Deushane has been Chief Operating Officer since January 1, 2003.  Mr. Deushane served as Regional Vice President — Midwest from 1998 to 2002.  Prior to his position as Regional Vice President – Midwest, Mr. Deushane served as President and General Manager of KSEE-TV during 1997 and President and General Manager of WEEK-TV from 1991 to 1996. Mr. Deushane currently sits on the Sales Advisory Committee of the Television Bureau of Advertising, a not-for-profit trade association of America’s broadcast television industry.  Mr. Deushane graduated magna cum laude from Bradley University with a bachelor of science degree in broadcast management and journalism.

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

Mr. Brown has been a member of the Board of Directors since April 1999.  Mr. Brown founded and has been President of Aerodyne Capital, Inc., a California company specializing in the trading and leasing of commercial jet aircraft and high-bypass jet engines since 1993.  Prior to founding Aerodyne, Mr. Brown was Senior Vice-President and Managing Director of Marketing for Blenhiem Aviation from 1989-1993.  In addition, Mr. Brown served as Vice-President at Goldman Sachs & Co.  While at Goldman Sachs & Co., Mr Brown was seconded to Freedom National Bank NA as its Senior Vice-President and Chief Financial Officer.  Mr. Brown is Chairman of the Board of Directors of San Francisco Jazz Organization.  Mr. Brown received a Bachelor of Arts degree from Middlebury College in 1969.  He received a Juris Doctor degree and a Masters degree in Business Administration from the University of California at Berkeley in 1973.

Mr. Barfield has been a member of the Board of Directors since April 1999.  Mr. Barfield has been Chairman and Chief Executive Officer of The Bartech Group, an engineering and information technology firm, since 1995.  In addition, Mr. Barfield served as President of The Bartech Group from 1981 to 1995.  Prior to joining The Bartech Group, Mr. Barfield practiced corporate and securities law with the Chicago based law firm of Sidley, Austin, Brown and Wood from 1977 to 1981.  Mr. Barfield is a director of the National City Corporation, BMC Software, Inc., Tecumseh Products Company, Pantellos Group Limited Partnership, Inc., Blue Cross Blue Shield of Michigan, Reading is Fundamental and the Community Foundation for Southeastern Michigan.  He is also a Trustee Emeritus of Princeton University and a Trustee of Henry Ford Museum of Greenfield Village and Kettering University.  Mr. Barfield received a Bachelor of Arts degree from Princeton University in 1974 and received a Juris Doctor degree from Harvard Law School in 1977.

Ms. Pollard has been a member of the Board of Directors since January 2000.  Ms. Pollard is Group Vice President, Corporate Communications, Toyota Motor North America, Inc.  She had been Vice President-External Affairs for Toyota Motor North America (formerly Toyota Motor Corporate Services of North America, Inc.) since joining Toyota in 1998.  Prior to joining Toyota Motor Corporate Services of North America, Inc., Ms. Pollard was Vice President-Corporate Public Relations for ABC, Inc. from 1994 to 1998.  Ms. Pollard is a trustee of the Museum of African Art in New York, a director of The Doe Fund and a member of the Individual Investor Advisory Committee of the New York Stock Exchange.  Ms. Pollard attended the University of Wisconsin for two years, received a Bachelor’s degree from Boston University in 1966, and a Master’s degree from Columbia University, Teachers College, in 1968.

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

For fiscal year 2002, Messrs. Cornwell, Brown and Stuart Beck did not report, on a timely basis, one transaction on one Form 4, Mr. Dugger did not report, on a timely basis, two transactions on one Form 4,  Ms. McClain and Messrs. Selwyn and Wills did not report, on a timely basis, one transaction on two Form 4s and Ms. Pollard and Messrs. Greenwald, Barfield, and Hamilton did not report, on a timely basis, one transaction on Form 5.  All of the reports referred to above have been filed.

Item 11.  Executive Compensation

The following table sets forth the cash compensation paid by the Company to its Chief Executive Officer and each of its most highly compensated executive officers whose total cash compensation exceeded $100,000 for each of the three years in the period ended December 31, 2002:

Summary Compensation Table

				Long-Term Compensation
				Awards
						Securities
				Restricted		Underlying	All Other
Name and Principal Position	Annual Compensation		Bonus	Stock		Options/	Compensation
	Year	Salary ($)	($) (1)	Awards		SARs (#)	($)(2)

W. Don Cornwell	2002	$600,000	$553,191	$297,500	(3)	160,000	$5,500
Chief Executive	2001	600,000	420,000	210,000	(4)	—	5,250
Officer	2000	600,000	469,600	—		—	5,250

Stuart J. Beck	2002	$600,000	$391,319	$238,000	(5)	213,000	$15,100
President	2001	600,000	302,000	288,750	(6)	—	14,850
	2000	600,000	336,000	—		—	14,850

Robert E. Selwyn, Jr.	2002	$396,250	$119,000	$17,850	(7)	—	$15,100
Senior Operating	2001	386,250	57,938	54,375	(8)	—	14,850
Advisor	2000	375,000	46,875	—		50,000	14,850

Lawrence I. Wills	2002	$206,000	$175,000	$23,800	(9)	10,000	$23,500
Senior Vice President -	2001	200,000	100,000	—		—	17,250
Chief Administrative Officer	2000	177,000	100,000	—		121,250	5,250

Ellen McClain	2002	$206,000	$175,000	$23,800	(9)	10,000	$23,500
Senior Vice President -	2001	200,000	100,000	—		—	17,250
Chief Financial Officer	2000	177,000	100,000	—		125,000	4,050

(1) Represents bonuses for service rendered in 2000, 2001 and 2002 that were paid in the following year.

(2) The amounts shown in this column consists of a matching Company contribution under the Company’s Employees’ Profit Sharing and Savings (401(k)) Plan and an annual perquisite allowance for Messrs. Beck and Selwyn of $9,600 each and $18,000 each for Mr. Wills and Ms McClain in 2002 and $12,000 each for Mr. Wills and Ms. McClain in 2001.

(3) Represents the market value on the date of award of 125,000 Bonus Shares awarded under the Company’s Management Stock Plan on April 23, 2002 for services rendered during the year-ended December 31, 2001.  Mr. Cornwell has deferred the receipt of these shares to December 31, 2003.

(4) Represents the market value on the date of award of 80,000 Bonus Shares awarded under the Company’s Management Stock Plan on January 26, 2001 for services rendered during the year-ended December 31, 2000.

(5) Represents the market value on the date of award of 100,000 Bonus Shares awarded under the Company’s Management Stock Plan on April 23, 2002 for services rendered during the year ended December 31, 2001.

(6) Represents the market value on the date of award of 110,000 Bonus Shares awarded under the Company’s Management Stock Plan on January 26, 2001 for services rendered during the year-ended December 31, 2000.

(7) Represents the market value on the date of award of 7,500 Bonus Shares awarded under the Company’s Management Stock Plan on April 23, 2002.

(8) Represents the market value on the date of award of 30,000 Bonus Shares awarded under the Company’s Management Stock Plan on January 5, 2001.

(9) Represents the market value on the date of award of 10,000 Bonus Shares awarded under the Company’s Management Stock Plan on April 23, 2002.

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

The Compensation Committee of the Board of Directors annually develops a compensation model to determine salary and incentive compensation for Mr. Cornwell and Mr. Beck. The base salary was $600,000 for each of 2000, 2001 and 2002.  Mr. Cornwell and Mr. Beck were eligible to receive a salary increase for 2003 if certain broadcast cash flow targets for 2002 were achieved.  The Company over-achieved its broadcast cash flow target for 2002, resulting in an increase in base salary for 2003 to $672,000 each for Mr. Cornwell and Mr. Beck.  Messrs Cornwell and Beck were eligible to receive incentive compensation for 2002 if certain Corporate objectives were achieved.  Those objectives included the attainment of broadcast cash flow targets, restructuring of the Company’s capital structure and growth through acquisitions or other structures permitted by the FCC.  Incentive compensation  can includes cash bonuses, stock options, shares of Common Stock (Nonvoting) or a combination thereof. As previously mentioned, the Company over-achieved its broadcast cash flow target for 2002 and was successful in purchasing shares of the Company’s 12 3/4% Cumulative Exchangeable Preferred Stock at a significant discount.  As a result, cash bonuses totaling $553,191 and $391,319 were awarded to Mr. Cornwell and Mr. Beck, respectively for 2002. Mr. Selwyn has an employment agreement with the Company.  The current employment term was extended to December 31, 2005.  The agreement stipulates that Mr. Selwyn will devote his full time and effort to the Company and will not engage in any business activities outside of the scope of his employment with the Company other than permitted hereunder.  In addition to his base salary, Mr. Selwyn is eligible to receive shares of the Company’s Common Stock (Nonvoting) under the Management Stock Plan, provided that certain quantitative and qualitative goals are achieved. He has been granted options to purchase shares of Common Stock (Nonvoting) under the Company’s stock option plans and is eligible to participate in the Company’s Employee Stock Purchase Plan. The annual base salary determined by the Compensation Committee of the Board of Directors was $375,000 for 2000, $386,250 for 2001 and $396,000 for 2002.  Mr. Selwyn’s base salary for 2003 is $400,000.  (See “—Employee Stock Purchase Plan,” “—Stock Option Plan” and “—Management Stock Plan.”)

Under an employment arrangement with the Company, Mr. Wills is eligible to receive an annual cash bonus based upon the Company’s financial performance and the achievement of certain qualitative and strategic goals during that year, such bonus to be determined by Messrs. Cornwell and Beck.  Mr. Wills’ 2002 base salary was fixed at $206,000 and his base salary for 2003 is $242,500.

Under an employment arrangement with the Company, Ms. McClain is eligible to receive an annual cash bonus based upon the Company’s financial performance and the achievement of certain qualitative and strategic goals during that year, such bonus to be determined by Messrs. Cornwell and Beck.  Ms. McClain’s 2002 base salary was fixed at $206,000 and her base salary for 2003 is $242,500.

Mr. Deushane has a two-year employment agreement with the Company that expires on December 31, 2005. Mr. Deushane’s 2002 base salary was fixed at $212,180 and his base salary for 2003 is $275,000.  In addition to his base salary, Mr. Deushane is eligible to receive shares of the Company’s Common Stock (Nonvoting) under the Management Stock Plan, has been granted options to purchase shares of Common Stock (Nonvoting) under the Company’s stock option plans and is eligible to participate in the Company’s Employee Stock Purchase Plan.

401(k) Profit Sharing and Savings Plan

Effective January 1990, the Company adopted the Granite Broadcasting Corporation Employees’ Profit Sharing and Savings (401(k)) Plan (the “401(k) Plan”) for the purpose of providing retirement benefits for substantially all of its employees.  Both the employee and the Company make contributions to the 401(k) Plan.  The Company matches 50% of that part of an employee’s deferred compensation that does not exceed 5% of such employee’s salary.  Company-matched contributions vest at a rate of 20% for each year of an employee’s service to the Company.

A contribution to the 401(k) Plan of $735,000 was made during 2002.

Employee Stock Purchase Plan

On February 28, 1995, the Company adopted the Granite Broadcasting Corporation Employee Stock Purchase Plan (the “Stock Purchase Plan”) for the purpose of enabling its employees to acquire ownership of Common Stock (Nonvoting) at a discount, thereby providing an additional incentive to promote the growth and profitability of the Company.  The Stock Purchase Plan enables employees of the Company to purchase up to an aggregate of 1,000,000 shares of Common Stock (Nonvoting) at 85% of the then current market price through application of regularly made payroll deductions.  A Committee consisting of not less than two directors who are ineligible to participate in the Stock Purchase Plan administers the Stock Purchase Plan.  The members of the Committee are currently Mr. Cornwell and Mr. Stuart J. Beck.  At the discretion of the Committee, purchases under the Stock Purchase Plan may be effected through issuance of authorized but previously unissued shares, treasury shares or through open market purchases.  The Committee has engaged a brokerage company to administer the day-to-day functions of the Stock Purchase Plan.  Purchases under the Stock Purchase Plan commenced on June 1, 1995.

Stock Option Plan

In April 1990, the Company adopted a Stock Option Plan (the “Stock Option Plan”) providing for the grant, from time to time, of Options to key employees and officers of the Company or its affiliates to purchase shares of Common Stock (Nonvoting).  The Stock Option Plan terminated on April 1, 2000. As of March 6, 2003, options granted under the Stock Option Plan were outstanding for the purchase of 4,285,500 shares of Common Stock (Nonvoting).

On April 27, 2000, the Company adopted a new stock option plan (the “2000 Stock Option Plan”) for officers and certain key employees of the Company and its affiliates (collectively, the “Participating Persons”).  The 2000 Stock Option Plan provides for the grant of (i) Options intended to qualify as Incentive Stock Options (“ISOs”) as defined in Section 422 of the Code and (ii) Options which do not qualify as ISOs (“NQSOs”) to employees, officers, directors and consultants of the Company or its affiliates to purchase an aggregate of 4,000,000 shares of Common Stock (Nonvoting).  No Participating Person may be granted ISOs which, when first exercisable in any calendar year (combined with ISOs under all incentive stock option plans of the Company and its affiliates) will permit such person to purchase stock of the Company having an aggregate fair market value (determined as of the time the ISO was granted) of more than $100,000. As of March 6, 2003, options granted under the 2000 Stock Option Plan were outstanding for the purchase of 1,627,500 shares of Common Stock (Nonvoting).

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

Management Stock Plan

In April 1993, the Company adopted a Management Stock Plan (the “Management Stock Plan”) providing for the grant from time to time of awards denominated in shares of Common Stock (Nonvoting) (the “Bonus Shares”) to all salaried executive employees of the Company.  The purpose of the Management Stock Plan is to keep senior executives in the employ of the Company and to compensate such executives for their contributions to the growth and profits of the Company and its subsidiaries.  On February 15, 2001, the Company increased the reserve of shares of Common Stock (Nonvoting) for grant under the Management Stock Plan to 1,500,000 from 1,000,000.  All salaried executive employees (including officers and directors, except for persons serving as directors only) are eligible to receive a grant under the Management Stock Plan.  On December 2, 2002, the Company increased the reserve to 2,000,000 from 1,500,000.  The Management Stock Plan is administered by a committee appointed by the Board of Directors which consists of not less than two members of the Board of Directors (the “Management Stock Plan Committee”). Effective January 1, 2003, the Company amended the Management Stock Plan (i) to provide for the grant of stock or cash awards based on achievement of performance goals (Performance Awards) and (ii) to allow for the deferral of settlement of Bonus Share awards and Perfromance Awards.    The Management Stock Plan Committee, from time to time, selects eligible employees to receive a discretionary bonus of Bonus Shares or a Performance Awardbased upon such employee’s position, responsibilities, contributions and value to the Company and such other factors as the Management Stock Plan Committee deems appropriate.  The Management Stock Plan Committee has discretion to determine the date on which the Bonus Shares or Performance Awards allocated to an employee will be issued to such employee.  The Management Stock Plan Committee may, in its sole discretion, determine what part of an award of Bonus Shares or Performance Awards is paid in cash and what part of an award is paid in the form of Common Stock (Nonvoting).  Any cash payment will be made to such employee as of the date the corresponding shares of Common Stock (Nonvoting) would otherwise be issued to such employee and shall be in an amount equal to the fair market value of such shares of Common Stock (Nonvoting) on that date.

Effective January 1, 2003, the Company amended the Management Stock Plan (i) to provide for the grant of Performance Awards and (ii) to allow for the deferral of settlement of Bonus Share awards and Perfromance Awards.  As of March 6, 2003, the Company has allocated a total of 1,686,906 Bonus Shares pursuant to the Management Stock Plan, 1,251,837 of which had vested through March 6, 2003.

Director Stock Option Plan

On March 1, 1994, the Company adopted a Director Stock Option Plan (the “Director Option Plan”) providing for the grant, from time to time, of Options to non-employee directors of the Company (“Director Participants”) to purchase Common Stock (Nonvoting).  On July 27, 1999, the Company increased the number of shares of Common Stock (Nonvoting) allocated for grant under the Director Option Plan to 1,000,000 from 300,000. As of March 6, 2003, Options granted under the Director Option Plan were outstanding for the purchase of 808,435 shares of Common Stock (Nonvoting).

The Director Option Plan provides for the grant of NQSOs to Director Participants. On February 25, 1997, all non-employee directors automatically received an option to purchase 18,000 shares of Common Stock (Nonvoting) as compensation for attendance at regular quarterly meetings during the three-year period beginning on such date in lieu of cash compensation. On April 27, 1999, the Director Option Plan was amended to provide that all Director Participants automatically receive on April 27, 1999 (and on each five year anniversary thereafter) an option to purchase 62,500 shares of Common Stock (Nonvoting) as compensation for attendance at regular quarterly meetings during the five year period beginning on February 25, 2000 (or each five year anniversary thereof, as the case may be) in lieu of cash compensation.  Non-employee directors elected or appointed during the course of a three-year or five year option period receive Options, in lieu of a cash compensation, for the remaining portion of such period.  In addition, under the Director Option Plan, non-employee directors receive Automatic Committee Awards for certain committees of the Board of Directors on which they serve.

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

Non-Employee Directors Stock Plan

On April 29, 1997, the Company adopted a Non-Employee Directors Stock Plan (the “Non-Employee Directors Stock Plan”) for the purpose of providing a means to attract and retain highly qualified persons to serve as non-employee directors of the Company and to enable such persons to acquire or increase a proprietary interest in the Company. The Non-Employee Directors Stock Plan provides that on January 1st of each calendar year (beginning in 1999) during the term of the Non-Employee Directors Stock Plan, non-employee directors of the Company (“Directors Stock Plan Participants”) shall receive a number of shares of Common Stock (Nonvoting) equal to $20,000 divided by the fair market value per share on the date of grant.  If a person first becomes a non-employee director after January 1st of any calendar year, such a person receives a prorated grant based on the number of regular board meetings scheduled from the date of his or her commencement of service as a director until December 31st of that year.  On December 2, 2002, the Company increased the number of shares of Common Stock (Nonvoting) available for issuance under the Non-Employee Directors Stock Plan to 600,000 from 400,000, and increased the compensation to be received on January 1st of each calender year beginning January 1, 2003 to a number of shares of Common Stock (Nonvoting) equal to $50,000 divided by the fair market value per share on the date of grant; provided, that, any Directors Stock Plan Participant may elect prior to the grant date to be paid up to $30,000 of such grant in cash in lieu of shares having an aggregate fair market value equal to the amount of such cash payment.  Each Directors Stock Plan Participant may elect to defer the payment of shares of Common Stock (Nonvoting) by filing an irrevocable written election with the Secretary of the Company.

The Non-Employee Directors Stock Plan, unless earlier terminated by action of the Board of Directors, will terminate at such time as no shares remain available for issuance under the Non-Employee Directors Stock Plan and the Company and the Directors Stock Plan Participants have no further rights or obligations under the Non-Employee Directors Stock Plan.

As of March 6, 2003, 417,851 shares had been granted under the Non-Employee Directors Stock Plan.

The following table sets forth information with respect to Options granted to the executive officers of the Company during 2002:

Option/SAR Grants in Last Fiscal Year

					Potential Realizable Value at assumed Annual Rates of Stock Price Appreciation for Option Term
		% of Total Options/SARs

		Granted to
Name	Option/SARs Granted (#)	Employees in Fiscal Year	Exercise or Base Price	Expiration Date	5% ($)	10% ($)

W. Don Cornwell	60,000	5.8%	$2.70	2/26/07	$44,758	$98,903

Stuart J. Beck	60,000	5.8%	2.70	2/26/07	44,758	98,903

W. Don Cornwell	100,000	9.7%	2.45	2/26/12	154,079	390,467

Stuart J. Beck	153,000	14.9%	2.45	2/26/12	229,006	597,414

Lawrence I. Wills	10,000	1.0%	2.38	4/23/12	14,968	37,931

Ellen McClain	10,000	1.0%	2.38	4/23/12	14,968	37,931

The following table sets forth, as of December 31, 2002, the number of options and the value of unexercised options held by the Company’s executive officers that held options as of that date, and the options exercised and the consideration received therefore by such persons during fiscal 2002:

Aggregated Option/SAR Exercises
In Last Fiscal Year And
FY-End Option/SAR Values

			Number of Securities Underlying Unexercised Options at December 31, 2002		Value of Unexercised in-the-Money Options at December 31, 2002 ($)
	Shares
	Acquired
	on Exercise	Value
Name	(#)	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable

W. Don Cornwell	—	—	1,188,000	855,000	—	—

Stuart J. Beck	—	—	1,060,050	768,450	—	—

Robert E. Selwyn, Jr.	—	—	320,000	30,000	11,000	16,500

Lawrence I. Wills	—	—	97,100	84,150	24,475	36,713

Ellen McClain	—	—	101,100	83,900	25,300	37,950

Compensation Committee Interlocks and Insider Participation

During 2002, Thomas R. Settle, Charles J. Hamilton, Jr., Veronica Pollard and Jon E. Barfield served as members of the Compensation Committee of the Board of Directors of the Company.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information, as of March 6, 2003, regarding beneficial ownership of the (i) the Company’s Voting Common Stock by each shareholder who is known by the Company to own beneficially more than 5% of the outstanding Voting Common Stock, each director, each executive officer and all directors and officers as a group, and (ii) beneficial ownership of the Company’s Common Stock (Nonvoting) (assuming exercise of all options for the purchase of Common Stock (Nonvoting), which exercise is at the option of the holder within sixty (60) days) by each director, each executive officer and all directors and officers as a group.  The Company also has 284,296 shares of its 12.75% Cumulative Exchangeable Preferred Stock outstanding, none of which are owned by any officers or directors of the Company.  Except as set forth in the footnotes to the table, each shareholder listed below has informed the Company that such shareholder has (i) sole voting and investment power with respect to such shareholder’s shares of stock, except to the extent that authority is shared by spouses under applicable law and (ii) record and beneficial ownership with respect to such shareholder’s shares of stock.

	Voting Common Stock		Common Stock (Nonvoting)
	Shares Beneficially Owned		Shares Beneficially Owned
	Number	Percent	Number		Percent(1)

W. Don Cornwell	98,250	55.0%	1,698,800	(2)	7.6%

Stuart J. Beck	80,250	45.0%	1,501,945	(3)	6.7%

Robert E. Selwyn, Jr.			445,781	(4)	2.0%
					*
Lawrence I. Wills			147,419	(5)
					*
Ellen McClain			139,050	(6)
					1.5%
Martin F. Beck			334,492	(7)
					1.0%
James L. Greenwald			233,113	(8)

Edward Dugger III			117,534	(9)	*

Thomas R. Settle			301,100	(10)	1.3%

Charles J. Hamilton, Jr.			187,009	(11)	*

M. Fred Brown			118,492	(12)	*

Jon E. Barfield			115,923	(13)	*

Veronica Pollard			104,940	(14)	*

All directors and officers as a group(13)	178,500	100.0%	5,444,598		24.3%

*              Less than 1%.

(1)           Percentage figures assume the exercise of options for the purchase of Common Stock (Nonvoting) held by such shareholder, which conversion or exercise is at the option of the holder within sixty days.

(2)           Includes 1,218,000 shares issuable upon exercise of options granted to Mr. Cornwell under the Stock Option Plan that are exercisable at the option of the holder within sixty days and a total of 29,200 shares held by Mr. Cornwell’s immediate family.  Mr. Cornwell disclaims beneficial ownership with respect to such 29,200 shares.  The business address of Mr. Cornwell is Granite Broadcasting Corporation, 767 Third Avenue, 34th Floor, New York, New York, 10017.

(3)           Includes 1,087,050 shares issuable upon exercise of options granted to Stuart J. Beck under the Stock Option Plan which are exercisable at the option of the holder within sixty days and a total of 8,000 shares held in trust for Mr. Beck’s children.  Mr. Beck disclaims beneficial ownership with respect to such 8,000 shares.  The business address of Mr. Stuart Beck is Granite Broadcasting Corporation, 767 Third Avenue, 34th Floor, New York, New York, 10017.

(4)           Includes 320,000 shares issuable upon exercise of options granted to Mr. Selwyn under the Stock Option Plan that are exercisable at the option of the holder within sixty days.

(5)           Includes 104,500 shares issuable upon the exercise of options granted to Mr. Wills under the Stock Option Plan that are exercisable at the option of the holder within sixty days.

(6)           Includes 108,500 shares issuable upon exercise of options granted to Ms. McClain under the Stock Option Plan that are exercisable at the option of the holder within sixty days.

(7)           Includes 8,250 shares held by Mr. Beck’s wife, 29,264 shares held by the Martin F. Beck Family Foundation and 80,475 issuable upon exercise of options granted under the Directors’ Stock Option Plan that are exercisable at the option of the holder within sixty days.  Mr. Beck disclaims beneficial ownership with respect to shares held by his spouse and by the Martin F. Beck Family Foundation.

(8)           Includes 112,400 shares issuable upon exercise of options granted to Mr. Greenwald under the Directors’ Stock Option Plan that are exercisable at the option of the holder within sixty days.

(9)           Includes 75,375 shares issuable upon exercise of Options granted to Mr. Dugger under the Directors’ Stock Option Plan that are exercisable at the option of the holder within sixty days.

(10)         Includes 3,000 shares held by Mr. Settle’s wife as custodian for his children and 114,235 shares issuable upon exercise of options granted to Mr. Settle under the Directors’ Stock Option Plan that are exercisable at the option of the holder within sixty days.  Mr. Settle disclaims beneficial ownership with respect to the shares held by his spouse.

(11)         Includes 2,800 shares held by Mr. Hamilton’s wife as custodian for their minor children under the UGMA and 127,200 shares issuable upon exercise of options granted to Mr. Hamilton under the Directors’ Stock Option Plan, which are exercisable at the option of the holder within sixty days.  Mr. Hamilton disclaims beneficial ownership with respect to the shares held by his spouse.

(12)         Includes 200 shares held by Mr. Brown’s children and 74,625 issuable upon exercise of options granted to Mr. Brown under the Directors’ Stock Option Plan that are exercisable at the option of the holder within sixty days.

(13)         Includes 39,465 shares held in trust and 72,500 shares issuable upon exercise of options granted to Mr. Barfield under the Directors’ Stock Option Plan that are exercisable at the option of the holder within sixty days.

(14)         Includes 62,500 shares issuable upon exercise of options granted to Ms. Pollard under the Directors’ Stock  Option Plan that are exercisable at the option of the holder within sixty days.

Item 13.  Certain Relationships and Related Transactions

Between 1995 and 1998, the Company loaned Mr. Cornwell, Chief Executive Officer and Chairman of the Board of Directors, $2,911,000 in four separate transactions to pay the exercise price on stock options exercises and certain personal income taxes.  On January 1, 2001, the Company loaned Mr. Cornwell an additional $375,000. On February 15, 2001, the Company agreed to consolidate the five loans into one loan in the amount of $3,286,000. The new promissory note matures on January 25, 2006 or, if earlier, 30 days after the officer’s termination of employment. The new promissory note does not bear interest, but interest at an annual rate of 6.75% will be imputed as additional compensation to the officer.  The new promissory note allows for the loan to be forgiven in one-third increments if the Company’s Common Stock (Nonvoting) trades for ten consecutive trading days at $15, $20, and $25, respectively, or if the per share consideration received by the Company’s common stockholders in a Change of Control (as defined in the Indentures governing the Company’s senior subordinated notes) equals at least $15, $20 or $25, respectively.  In addition, on February 15, 2001 the Company forgave $232,247 of interest accrued on Mr. Conrwell’s loans during the year ended December 31, 2000.

In 1995, the Company loaned Mr. Stuart Beck, President and a member of the Board of Directors, $221,200 to pay for certain personal taxes. On February 15, 2001, the Company agreed to cancel this loan and issue a new loan in the same amount. The new promissory note matures on January 25, 2006 or, if earlier, 30 days after the officer’s termination of employment. The new promissory note does not bear interest, but interest at an annual rate of 6.75% will be imputed as additional compensation to the officer.  The new promissory note allows for the loan to be forgiven in one-third increments if the Company’s Common Stock (Nonvoting) trades for ten consecutive trading days at $15, $20, and $25, respectively, or if the per share consideration received by the Company’s common stockholders in a Change of Control (as defined in the Indentures governing the Company’s senior subordinated notes) equals at least $15, $20 or $25, respectively. In addition, on February 15, 2001 the Company forgave $19,908 of interest accrued on Mr. Beck’s loan during the year-ended December 31, 2000.

Item 14.  Controls and Procedures

As of December 31, 2002, an evaluation was carried out under the supervision and with the participation of Granite Broadcasting’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of December 31, 2002. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)1

Financial statements and the schedule filed as a part of this report are listed on the “Index to Consolidated Financial Statements”at page 31 herein.  All other schedules are omitted because they are not applicable to the Company.

(a)2  Exhibits

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

4.41f/

Indenture, dated as of February 22, 1996, between Granite Broadcasting Corporation and The Bank of New York relating to the Company’s $110,000,000 Principal Amount 9-3/8% Series A Senior Subordinated Notes due December 1, 2005.

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

4.56u/

Amended and Restated Credit Agreement dated as of April 30, 2002 among Granite Broadcasting Corporation, as a Borrower, and the Lenders party thereto and Goldman Sachs Credit Partners L.P. as Administrative Agent, as Collateral Agent, as Sole Lead Arranger and Sole Bookrunner.

10.1n/	Granite Broadcasting Corporation Stock Option Plan, as amended through October 26, 1999.

10.12f/	Network Affiliation Agreement (WPTA-TV).

10.13a/	Employment Agreement dated as of September 20, 1991 between Granite Broadcasting Corporation and W. Don Cornwell.

10.14a/	Employment Agreement dated as of September 20, 1991 between Granite Broadcasting Corporation and Stuart J. Beck.

10.15	Granite Broadcasting Corporation Management Stock Plan, as amended through January 1, 2003.

10.19n/	Granite Broadcasting Corporation Directors’ Stock Option Plan, as amended through October 26, 1999.

10.20b/	Network Affiliation Agreement (WTVH-TV).

10.25d/	Granite Broadcasting Corporation Employee Stock Purchase Plan, dated February 28, 1995.

10.28e/	Network Affiliation Agreement (WKBW).

10.30g/	Employment Agreement dated as of September 19, 1996 between Granite Broadcasting Corporation and Robert E. Selwyn, Jr.

10.31	Non-Employee Directors Stock Plan of Granite Broadcasting Corporation, as amended through December 2, 2002.

10.32h/	Stock Purchase Agreement, dated as of October 3, 1997, by and among Granite Broadcasting Corporation, Pacific FM Incorporated, James J. Gabbert and Michael P. Lincoln.

10.34i/	First Amendment to Purchase and Sale Agreement, dated as of July 20, 1998 among Granite Broadcasting Corporation, Pacific FM Incorporated, James J. Gabbert and Michael P. Lincoln.

10.36j/	Stock Purchase Agreement, dated as of June 26, 1998, between Granite Broadcasting Corporation and The Michael Lincoln Charitable Remainder Unitrust.

10.37k/	Stock Purchase Agreement, dated as of June 26, 1998, between Granite Broadcasting Corporation and The James J. Gabbert Charitable Remainder Unitrust.

10. 38m/	Extension Letter, dated February 28, 1999 between Granite Broadcasting Corporation and Robert E. Selwyn, Jr. extending the term of Mr. Selwyn’s Employment Agreement to January 31, 2003.

10.46o/	The Granite Broadcasting Corporation 2000 Stock Option Plan, dated as of April 25, 2000.

10.47p/	Network Affiliation Agreement, dated as of May 31, 2000 among Granite Broadcasting Corporation, the Parties set forth on Schedule I thereto, and NBC Television Network (KSEE, KBJR and WEEK-TV).

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

10.54

First Amendment, dated as of March 5, 2003, to the Amended and Restated Credit Agreement dated as of April 30, 2002 among Granite Broadcasting Corporation, the Lenders party thereto and Goldman Sachs Credit Partners L.P. as Administrative Agent, as Collateral Agent, as Sole Lead Arranger and as Sole Bookrunner, and for purposes of Section IV therof, the subsidiaries of Granite Broadcasting Corporation.

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

h/                            Incorporated by reference to Exhibit Number 1 to the Company’s Current Report on Form 8-K, filed on October 17, 1997.

i/                              Incorporated by reference to Exhibit Number 2.5 to the Company’s Current Report on Form 8-K, filed on August 13, 1998.

j/                              Incorporated by reference to Exhibit Number 2.3 to the Company’s Current Report on Form 8-K, filed on July 1, 1998.

k/                             Incorporated by reference to Exhibit Number 2.4 to the Company’s Current Report on Form 8-K, filed on July 1, 1998.

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

u/                            Incorporated by reference to the similarly numbered exhibit to the Company’s Amendment No. 1 to Annual Report on Form 10-K, filed on May 7, 2002.

(b)  Reports on Form 8-K.

Current Report on Form 8-K filed September 13, 2002, disclosing that the Company received a letter from Nasdaq stating that its nonvoting common stock (“Common Stock”) did not comply with the $35 million market capitalization requirement for continued listing on the Nasdaq SmallCap Market (Marketplace Rule 4310(c)(2)(B)(ii)).

Current Report on Form 8-K filed February 13, 2002, disclosing that Granite Broadcasting Corporation, on February 11, 2002, filed an Opposition to Petition to Deny, attached as an exhibit thereto, with the Federal Communication Commission in connection with the application to transfer control of station KNTV to National Broadcasting Company, Inc.

Current Report on Form 8-K filed January 7, 2002, disclosing the Company’s solicitation of consents to amend the indenture governing its 9 3/8% Senior Subordinated Notes due December 1, 2005 terminated at 5:00 p.m., New York City time, on January 4, 2002, without all of the conditions set forth in the Consent Solicitation Statement having been satisfied.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 28th day of March, 2003.

GRANITE BROADCASTING CORPORATION

By:	/s/ W. DON CORNWELL
W. Don Cornwell
Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ W. DON CORNWELL	Chief Executive Officer	March 28, 2003
(W. Don Cornwell)	(Principal Executive Officer) and Chairman of
the Board of Directors

/s/ STUART J. BECK	President and Secretary	March 28, 2003
(Stuart J. Beck)	and Director

/s/ LAWRENCE I. WILLS	Senior Vice President – Chief Administrative	March 28, 2003
(Lawrence I. Wills)	Officer (Principal Accounting Officer)

/s/ ELLEN MCCLAIN	Senior Vice President – Chief Financial	March 28, 2003
(Ellen McClain)	Officer (Principal Financial Officer)

/s/ ROBERT E. SELWYN, JR.	Senior Operating Advisor and Director	March 28, 2003
(Robert E. Selwyn, Jr.)

/s/ MARTIN F. BECK	Director	March 28, 2003
(Martin F. Beck)

/s/ JAMES L. GREENWALD	Director	March 28, 2003
(James L. Greenwald)

/s/ EDWARD DUGGER III	Director	March 28, 2003
(Edward Dugger III)

/s/ THOMAS R. SETTLE	Director	March 28, 2003
(Thomas R. Settle)

/s/ CHARLES J. HAMILTON, JR.	Director	March 28, 2003
(Charles J. Hamilton, Jr.)

/s/ M. FRED BROWN	Director	March 28, 2003
(M. Fred Brown)

/s/ JON E. BARFIELD	Director	March 28, 2003
(Jon E. Barfield)

/s/ VERONICA POLLARD	Director	March 28, 2003
(Veronica Pollard)

CERTIFICATIONS

I, W. Don Cornwell, certify that:

1. I have reviewed this annual report on Form 10-K of Granite Broadcasting Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28th, 2003.

/s/ W. Don Cornwell
W. Don Cornwell
Chief Executive Officer

CERTIFICATIONS

I, Ellen McClain, certify that:

1. I have reviewed this annual report on Form 10-K of Granite Broadcasting Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28th, 2003.

/s/ Ellen McClain
Ellen McClain
Chief Financial Officer