Form 10-Q
period 2003-03-31
GRANITE BROADCASTING CORP
filed 2003-05-05
CIK 839621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  Class A Voting Common Stock, par value $.01 per share - 178,500 shares outstanding at April 30, 2003; Common Stock (Nonvoting), par value $.01 per share – 18,813,879 shares outstanding at April 30, 2003.

GRANITE BROADCASTING CORPORATION

Form 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

GRANITE BROADCASTING CORPORATION

CONSOLIDATED BALANCE SHEET

	March 31, 2003	December 31, 2002
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents (including $1,777,115 of restricted cash at December 31, 2002)	$47,437,158	$54,319,597
Accounts receivable, less allowance for doubtful accounts ($757,385 at March 31, 2003 and $747,520 at December 31, 2002)	19,090,715	23,211,637
Film contract rights	16,340,902	19,713,849
Other current assets	17,362,161	10,116,047
Total current assets	100,230,936	107,361,130

Property and equipment, net	42,533,995	41,813,349
Film contract rights	11,462,355	12,918,123
Other non current assets	3,552,416	3,461,975
Deferred financing fees, less accumulated amortization ($8,613,139 at March 31, 2003 and $7,612,443 at December 31, 2002)	5,135,416	5,630,704
Goodwill, net	83,051,302	83,051,302
Broadcast licenses, net	127,331,829	127,331,829
Network affiliations, net	89,475,461	90,345,315
Other intangibles, net	1,750,000	3,250,000
Total assets	$464,523,710	$475,163,727

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$2,180,000	$2,807,730
Accrued interest	7,910,201	3,158,876
Other accrued liabilities	6,487,736	6,941,220
Film contract rights payable	25,088,817	26,601,355
Other current liabilities	3,480,916	3,581,243
Total current liabilities	45,147,670	43,090,424

Long-term debt	312,800,107	312,791,038
Film contract rights payable	29,843,298	33,379,694
Deferred tax liability	45,779,491	45,779,491
Other non current liabilities	36,183,739	30,356,259

Redeemable preferred stock	198,214,133	198,125,314

Stockholders’ deficit:
Common stock: 41,000,000 shares authorized consisting of 1,000,000 shares of Class A Common Stock, $.01 par value, and 40,000,000 shares of Common Stock (Nonvoting), $.01 par value; 178,500 shares of Class A Common Stock and 18,813,879 shares of Common Stock (Nonvoting) (18,581,510 shares at December 31, 2002) issued and outstanding	189,924	187,600
Accumulated deficit	(201,830,929)	(186,842,835)
Less:
Unearned compensation	(928,048)	(851,334)
Treasury stock, at cost	(875,675)	(851,924)
Total stockholders’ deficit	(203,444,728)	(188,358,493)
Total liabilities and stockholders’ deficit	$464,523,710	$475,163,727

See accompanying notes.

GRANITE BROADCASTING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Net revenue	$24,657,193	$43,542,357
Station operating expenses	22,105,541	30,084,800
Depreciation	1,531,029	1,734,028
Amortization of intangible assets	2,369,854	9,478,426
Corporate expense	2,820,417	2,297,145
Non-cash compensation expense(1)	385,737	329,164

Operating loss	(4,555,385)	(381,206)

Other expenses (income):
Interest expense	7,626,724	12,587,182
Interest income	(214,286)	(118,508)
Non-cash interest expense	1,071,117	7,864,682
Other	138,448	148,960
Loss before income taxes and cumulative effect of a change in accounting principle	(13,177,388)	(20,863,522)

Benefit for income taxes	(4,210,551)	(7,808,009)
Loss from continuing operations before cumulative effect of a change in accounting principle	(8,966,837)	(13,055,513)
Cumulative effect of a change in accounting principle, net of tax benefit	—	150,478,583
Net loss	$(8,966,837)	$(163,534,096)

Net loss attributable to common shareholders	$(15,442,617)	$(172,177,982)

Per basic and diluted common share:
Loss from continuing operations before cumulative effect of a change in accounting principle	$(0.82)	$(1.16)
Cumulative effect of a change in accounting principle, net of tax benefit	—	(8.03)
Basic and diluted net loss per share	$(0.82)	$(9.19)

Weighted average common shares outstanding	18,940,543	18,727,972

(1)                                                Allocation of non-cash compensation expense to other operating expenses:

	Three Months Ended March 31,
	2003	2002
Corporate expense	$355,194	$301,007
Station operating expenses	30,543	28,157
Non-cash compensation expense	$385,737	$329,164

See accompanying notes.

GRANITE BROADCASTING CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Class A Common Stock	Common Stock (Nonvoting)	Additional Paid-in Capital	Accumulated Deficit	Unearned Compensation	Treasury Stock	Total Stockholders’ Deficit

Balance at December 31, 2002	$1,785	$185,815	—	$(186,842,835)	$(851,334)	$(851,924)	$(188,358,493)
Dividends on redeemable preferred stock			(365,704)	(6,021,257)			(6,386,961)
Accretion of offering costs related to Cumulative Exchangeable Preferred Stock			(88,819)				(88,819)
Issuance of Common Stock (Nonvoting)		2,324	(2,324)				—
Repurchase of Common Stock						(23,751)	(23,751)
Grant of stock award under stock plans			229,500		(229,500)		—
Stock expense related to stock plans			227,347		103,923		331,270
Discount on loans to officers					48,863		48,863
Net loss				(8,966,837)			(8,966,837)

Balance at March 31, 2003	$1,785	$188,139	—	$(201,830,929)	$(928,048)	$(875,675)	$(203,444,728)

See accompanying notes.

GRANITE BROADCASTING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2003	2002

Cash flows from operating activities:
Net loss	$(8,966,837)	$(163,534,096)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	2,369,854	9,478,426
Depreciation	1,531,029	1,734,028
Non-cash compensation expense	385,737	329,164
Non-cash interest expense	1,071,117	7,864,682
Deferred tax benefit	—	(66,221,455)
Cumulative effect of a change in accounting principle	—	208,829,529
Change in assets and liabilities:
Decrease (increase) in accounts receivable	4,120,922	(8,952,816)
Increase in accrued liabilities	4,297,841	6,350,120
(Decrease) increase in accounts payable	(627,730)	1,910,580
WB affiliation payment	(630,857)	(204,182)
(Increase) decrease in film contract rights and other assets	(2,574,796)	2,114,829
Decrease in film contract rights payable and other liabilities	(5,077,885)	(3,512,273)
Net cash used in operating activities	(4,101,605)	(3,813,464)

Cash flows from investing activities:
Capital expenditures	(2,251,675)	(1,487,438)
Net cash used in investing activities	(2,251,675)	(1,487,438)

Cash flows from financing activities:
Payment of deferred financing fees	(505,408)	(251,552)
Repurchase of common stock	(23,751)	—
Net cash used in financing activities	(529,159)	(251,552)

Net decrease in cash and cash equivalents	(6,882,439)	(5,552,454)
Cash and cash equivalents, beginning of period	54,319,597	29,426,856
Cash and cash equivalents, end of period	$47,437,158	$23,874,402

Supplemental information:
Restricted cash	$—	$6,378,931
Cash paid for interest	2,874,514	6,611,250
Cash paid for income taxes	52,000	73,905
Non-cash capital expenditures	—	302,345
Cumulative exchangeable preferred stock dividend	6,386,961	8,518,849

See accompanying notes.

GRANITE BROADCASTING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 - Basis of presentation

The accompanying unaudited consolidated financial statements include the accounts of Granite Broadcasting Corporation and its subsidiaries (the “Company”), and have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.  For further information, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2002 which were included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.  All significant inter-company accounts and transactions have been eliminated.  Data at, and for the year ended December 31, 2002 are derived from the Company’s audited consolidated financial statements.  In the opinion of management, all adjustments of a normal recurring nature, which are necessary for a fair presentation of the results for the interim periods, have been made.

Note 2 – Intangible Assets

The Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement 142”) on January 1, 2002.  Upon adoption of Statement 142, the Company recorded a one-time non-cash charge to reduce the carrying value of goodwill and other indefinite lived intangible assets by $95,000,000 and $114,000,000, respectively during 2002.  Such charge is non-operational in nature and is reflected as a cumulative effect of a change in accounting principle in the statement of operations for the three months ended March 31, 2002.

As of March 31, 2003 and December 31, 2002, the Company’s intangible assets and related accumulated amortization consisted of the following:

	March 31, 2003		December 31, 2002
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Intangible assets subject to amortization:
WB network affiliation agreements	$32,256,034	$(17,264,480)	$32,256,034	$(16,394,626)
Covenant not to compete	30,000,000	(28,250,000)	30,000,000	(26,750,000)
	$62,256,034	$(45,514,480)	$62,256,034	$(43,144,626)

Intangible assets not subject to amortization:
Goodwill	$111,252,372	$(28,201,070)	$111,252,372	$(28,201,070)
Broadcast licenses	159,647,594	(32,315,765)	159,647,594	(32,315,765)
Network affiliation agreements	95,366,707	(20,882,800)	95,366,707	(20,882,800)
	$366,266,673	$(81,399,635)	$366,266,673	$(81,399,635)

The Company recorded amortization expense of $2,370,000 and $9,478,000 during the three months ended March 31, 2003 and 2002, respectively.  Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding 5 years are as follows: 2003: $6,706,000; 2004: $3,310,000; 2005: $3,031,000; 2006: $3,031,000 and 2007: $3,031,000.  As acquisitions and dispositions occur in the future and as purchase price allocations are finalized, these amounts may vary.

Note 3 – Stock Options

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”).  Accordingly, no compensation expense has been recognized for the stock option plans.  For purposes of SFAS 123 pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period; therefore, the impact on pro forma net loss for the three months ended March 31, 2003 may not be representative of the impact in future years.  The Company’s pro forma information for the three months ended March 31, follows:

	2003	2002

Net loss, as reported	$(8,966,837)	$(163,534,096)
Pro forma compensation expense	(339,987)	(575,244)
Pro forma net loss	$(9,306,824)	$(164,109,340)

Basic and diluted net loss per share, as reported	$(0.82)	$(9.19)
Pro forma compensation expense	(0.02)	(0.03)
Pro forma basic and diluted net loss per share	$(0.84)	$(9.22)

The fair value for each option grant was estimated at the date of grant using the Black Scholes option-pricing model. The Black Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.   The Company’s employee stock options have characteristics significantly different from those of traded options and changes in the subjective input assumptions can materially affect the fair value estimate.  There were no stock options granted during the first quarter of 2003.

Note 4 – Related Party

On February 25, 2003, the Compensation Committee recommended and the Board of Directors approved a stock incentive award to certain officers to be paid only upon the refinancing, with a maturity of at least two years, of the Company's current senior debt due April 15, 2004. The incentive award would be used to repay in full the officer's outstanding loans from the Company.

Note 5 – Recent Accounting Pronouncements

On April 30, 2002, the FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“Statement 145”). Statement 145 updates, clarifies and simplifies existing accounting pronouncements.  Statement 145 rescinds Statement 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Statement 145 is effective for fiscal years beginning after June 15, 2002. The Company will adopt Statement 145 for the year ended December 31, 2003.  All prior extraordinary items relating to the extinguishments of debt will be retroactively adjusted and reclassified to income from continuing operations.  Income from continuing operations for 2002 will be reduced by $15,097,000.

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

Note 6 – Per Share Calculations

The per-share calculations shown on the income statement for the three-month periods ended March 31, 2003 and 2002 are computed in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share.  The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2003	2002

Loss from continuing operations before cumulative effect of a change in accounting principle	$(8,966,837)	$(13,055,513)
Cumulative effect of a change in accounting principle, net of tax benefit	—	150,478,583

Net loss	(8,966,837)	(163,534,090)

Cumulative exchangeable preferred stock dividends	6,386,961	8,518,849
Accretion on exchangeable preferred	88,819	125,037

Net loss attributable to common shareholders	$(15,442,617)	$(172,177,982)

Weighted average common shares outstanding	18,940,543	18,727,972

Per basic and diluted common share:
Loss from continuing operations before cumulative effect of a change in accounting principle	$(0.82)	$(1.16)
Cumulative effect of a change in accounting principle, net of tax benefit	—	(8.03)
Basic and diluted net loss per share	$(0.82)	$(9.19)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and related notes appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.  Certain sections of this Form 10-Q contain various forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, which represent the Company’s expectations or beliefs concerning future events.  The forward-looking statements include, without limitation, the Company’s ability to meet its future liquidity needs.  These forward-looking statements reflect the plans and beliefs of management as of the date of this report.  The Company cautions that these forward-looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements.  Such factors include, without limitation, general economic conditions, competition in the markets in which the Company’s stations are located, technological change and innovation in the broadcasting industry and proposed legislation.  Consequently, these cautionary statements and the cautionary language set forth in the Company’s most recent Form 10-K report and other documents filed with the Securities and Exchange Commission qualify all forward-looking statements made herein.

Introduction

The Company owns and operates eight network-affiliated television stations in geographically diverse markets reaching over 6% of the nation’s television households.  Three stations are affiliated with the NBC Television Network (NBC), two with the ABC Television Network (ABC), one with the CBS Television Network (CBS), and two with the Warner Brothers Television Network (WB). The NBC affiliates are KSEE-TV, Fresno-Visalia, California, WEEK-TV, Peoria-Bloomington, Illinois, and KBJR-TV, Duluth, Minnesota and Superior, Wisconsin. The ABC affiliates are WKBW-TV, Buffalo, New York, and WPTA-TV, Fort Wayne, Indiana.  The CBS affiliate is WTVH-TV, Syracuse, New York. The WB affiliates are KBWB-TV, San Francisco-Oakland-San Jose, California, and WDWB-TV, Detroit, Michigan.

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

Comparisons of the Company’s consolidated financial statements between the three-months ended March 31, 2003 and 2002 have been affected by the Company’s sale of KNTV, the NBC affiliate in San Francisco, California, on April 30, 2002.  We believe that inflation has not had a material impact on our results of operations for the three-months ended March 31, 2003 and 2002.  However, there can be no assurance that future inflation would not have an adverse impact on our operating results and financial condition.

Results of Operations

Three Months Ended March 31, 2003 and 2002

Net revenue totaled $24,657,000 for the three months ended March 31, 2003; a decrease of $18,885,000 or 43% compared to $43,542,000 for the three months ended March 31, 2002.  Included in the three months ended March 31, 2002 is $19,833,000 of net revenue related to KNTV, which was sold on April 30, 2002.  Net revenue at the remaining stations increased $950,000 or 4%.

Station operating expenses totaled $22,106,000 for the three months ended March 31, 2003; a decrease of $7,979,000 or 27% compared to $30,085,000 for the three months ended March 31, 2002. Included in the three months ended March 31, 2002 is $9,614,000 of operating expenses related to KNTV.  The remaining stations’ operating expenses increased $1,635,000 or 8% primarily due to increases in programming expense at the WB affiliates.

Amortization expense totaled $2,370,000 for the three months ended March 31, 2003; a decrease $7,109,000 or 75% compared to $9,478,000 for the three months ended March 31, 2002.  Included in the three months ended March 31, 2002 is $7,078,000 of amortization expense related to KNTV, which was sold on April 30, 2002.  Corporate expense increased $523,000 or 23% during the three months ended March 31, 2003 compared to the same period a year earlier primarily due to increased compensation, professional fees and officers’ and directors’ liability insurance.

Interest expense totaled $7,627,000; a decrease of $4,960,000 or 39% compared to the three months ended March 31, 2002 primarily due to lower average debt balances and lower interest rates on the Company’s current senior credit facility.  Interest income increased $96,000 or 81% during the three months ended March 31, 2003 compared to the same period a year earlier primarily due to higher average cash balances.  Non-cash interest expense totaled $1,071,000 for the three months ended March 31, 2003; a decrease of $6,794,000 or 86% compared to $7,865,000 the same period a year earlier. Included in non-cash interest expense for the three months ended March 31, 2002 is $5,653,000 related to the imputation of interest on KNTV’s NBC affiliation agreement.  The remaining decrease in non-cash interest expense is related to reduced amortization of deferred financing fees associated with the current senior credit facility.

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

During the three months ended March 31, 2003, the Company recorded a benefit for income taxes of $4,211,000, compared to $7,808,000 for the three months ended March 31, 2002. The benefit for income taxes for the three-months ended March 31, 2003 is a correction from the amount reported in the Company's earnings release dated April 28, 2003.

Liquidity and Capital Resources

On April 30, 2002, the Company entered into an amended and restated senior credit agreement (the “Credit Agreement”).  The Credit Agreement consists of (i) a committed $60,000,000 Tranche A term loan facility, (ii) a committed $80,000,000 Tranche B term loan facility, and (iii) an uncommitted $10,000,000 Tranche C supplemental term loan facility.  The obligations of the Company with respect to all of the loan facilities are secured by substantially all of the assets of the Company and its subsidiaries. As of March 31, 2003, $35,000,000 of the Tranche A loan facility and the entire Tranche B loan facility was outstanding.  Proceeds from Tranche A and Tranche B term loans can be used for working capital and general corporate purposes.  The Tranche A loans bear interest at the greater of 6.50% or LIBOR plus 4.50% and the Tranche B loans bear interest at the greater of 11% or LIBOR plus 9%.  All interest is payable monthly in arrears.   The Credit Agreement matures on April 15, 2004, at which time the Company must repay the principal amount of all outstanding loans and all other obligations then due and owing under the Credit Agreement.  The Credit Agreement requires the Company, among other matters, to maintain compliance with certain financial tests, including but not limited to, minimum net revenue, broadcast cash flow, EBITDA, working capital and cash balances. The Company is in compliance with all covenants under the Credit Agreement.

Under the terms of the Certificate of Designations for the Company’s 12 3/4% Cumulative Exchangeable Preferred Stock (the “Preferred Stock”), the Company was required to make the semi-annual dividends on such shares in cash beginning October 1, 2002.  The cash payment of dividends is restricted by the terms of the indentures governing the Company’s senior subordinated bonds and is prohibited under the terms of the Credit Agreement. Consequently the Company did not pay the semi-annual dividend due to the holders of the Preferred Stock on October 1, 2002 and April 1, 2003.  If three or more semi-annual dividend payments (whether or not consecutive) are not paid, the holders of the Preferred Stock will have the right to elect the lesser of two directors or that number of directors constituting 25% of the members of the Board of Directors.  The right of the holders of the Preferred Stock to elect members of the Board of Directors as set forth above would continue until such time as all accumulated dividends that are required to be paid in cash and that are in arrears on the Preferred Stock are paid in full in cash. The Company does not anticipate paying cash dividends on its Preferred Stock in the foreseeable future.

Net cash used in operating activities was $4,102,000 during the three months ended March 31, 2003 compared to $3,813,000 during the three months ended March 31, 2002.  The change from 2002 to 2003 was primarily the result of a decrease in operating income offset in part by a decrease in interest payments and a decrease in net operating assets.

Net cash used in investing activities was $2,252,000 during the three months ended March 31, 2003 compared to net cash used in investing activities of $1,487,000 during the three months ended March 31, 2002.  Cash used in investing activities consisted entirely of capital expenditures for the three months ended March 31, 2003 and 2002.

Net cash used in financing activities was $529,000 during the three months ended March 31, 2003 compared to net cash used in financing activities of $252,000 during the three months ended March 31, 2002. The change from 2002 to 2003 was primarily due to an increase in the payment for deferred financing fees.

As of April 30, 2003, the Company had approximately $45,000,000 of cash on hand and $25,000,000 in available borrowings under the Credit Agreement.  The Company expects to spend approximately $15,000,000 in 2003 in capital expenditures of which $2,100,000 was spent during the three months ended March 31, 2003. The Company believes that borrowings under the current Credit Agreement together with internally generated funds from operations, and cash on hand will be sufficient to satisfy the Company’s cash requirements until April 15, 2004, when the Company’s senior debt matures.  The Company expects to refinance its senior debt on or before its maturity with a new senior credit facility.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company’s earnings may be affected by changes in short-term interest rates as a result of its new senior Credit Agreement.  Under the Credit Agreement, Tranche A loans bear interest at the greater of LIBOR plus 4.50% or 6.50%, currently 6.50%, and the Tranche B loans bear interest at the greater of LIBOR plus 9% or 11%, currently 11%.  As of April 30, 2003, the six-month LIBOR rate was 1.29%.  The Company has not entered into any agreements to hedge the risk of potential interest rate increases.  Based on borrowings outstanding at March 31, 2003, a 2% increase in the LIBOR rate would increase interest expense on an annual basis by approximately $1,484,000.  This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such environment.

Item 4. Controls and Procedures

As of March 31, 2003, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure control and procedures were effective as of March 31, 2003.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2003.

PART II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

On February 25, 2003, the holders of all of the Company’s Voting Common Stock adopted resolutions by unanimous written consent in lieu of a special meeting amending the Company’s Management Stock Plan, effective January 1, 2003, to provide for performance awards and the deferral of awards.

Item 6. Exhibits and Reports on Form 8-K

a. Exhibits

10.15 (a)/	Granite Broadcasting Corporation Management Stock Plan, as amended through January 1, 2003

10.54(a)/

First Amendment, dated as of March 5, 2003, to the Amended and Restated Credit Agreement dated as of April 30, 2002 among Granite Broadcasting Corporation, the Lenders party thereto and Goldman Sachs Credit Partners L.P. as Administrative Agent, as Collateral Agent, as Sole Lead Arranger and as Sole Bookrunner, and for purposes of Section IV thereof, the subsidiaries of Granite Broadcasting Corporation.

99.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)/ Incorporated by reference to similarly numbered exhibits to the Company’s annual report on Form 10-K filed March 28, 2003

b. Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANITE BROADCASTING CORPORATION
Registrant

Date:	May 5, 2003	/s/ W. DON CORNWELL
(W. Don Cornwell) Chief Executive Officer

Date:	May 5, 2003	/s/ LAWRENCE I. WILLS
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

Date: May 5, 2003

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

Date: May 5, 2003

/s/ ELLEN MCCLAIN
Ellen McClain
Chief Financial Officer