Form 10-Q
period 2003-06-30
GRANITE BROADCASTING CORP
filed 2003-08-11
CIK 839621

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

(APPLICABLE ONLY TO CORPORATE ISSUERS:)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  Class A Voting Common Stock, par value $.01 per share - 178,500 shares outstanding at July 31, 2003; Common Stock (Nonvoting), par value $.01 per share –18,832,779 shares outstanding at July 31, 2003.

GRANITE BROADCASTING CORPORATION

Form 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

GRANITE BROADCASTING CORPORATION
CONSOLIDATED BALANCE SHEET

	June 30, 2003	December 31, 2002
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents (including $1,777,115 of restricted cash at December 31, 2002)	$30,289,994	$54,319,597
Accounts receivable, less allowance for doubtful accounts ($870,623 at June 30, 2003 and $747,520 at December 31, 2002)	21,597,095	23,211,637
Film contract rights	12,665,552	19,713,849
Income tax receivable	12,908,572	5,334,846
Other current assets	6,081,636	4,781,201
Total current assets	83,542,849	107,361,130

Property and equipment, net	46,754,338	41,813,349
Film contract rights	8,662,018	12,918,123
Other non current assets	3,404,376	3,461,975
Deferred financing fees, less accumulated amortization ($9,757,901 at June 30, 2003 and $7,612,443 at December 31, 2002)	4,132,392	5,630,704
Goodwill, net	83,051,302	83,051,302
Broadcast licenses, net	127,331,829	127,331,829
Network affiliations, net	88,605,611	90,345,315
Other intangibles, net	250,000	3,250,000
Total assets	$445,734,715	$475,163,727

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$2,174,336	$2,807,730
Accrued interest	3,097,349	3,158,876
Other accrued liabilities	6,285,468	6,941,220
Film contract rights payable	22,249,239	26,601,355
Other current liabilities	3,263,660	3,581,243
Senior debt	115,000,000	—
Total current liabilities	152,070,052	43,090,424

Long-term debt	197,809,176	312,791,038
Film contract rights payable	26,258,993	33,379,694
Deferred tax liability	45,779,491	45,779,491
Accrued dividends on redeemable preferred stock	31,934,807	19,160,885
Other non current liabilities	10,187,301	11,195,374

Redeemable preferred stock	198,302,950	198,125,314

Stockholders’ deficit:
Common stock: 41,000,000 shares authorized consisting of 1,000,000 shares of Class A Voting Common Stock, $.01 par value, and 40,000,000 shares of Common Stock (Nonvoting), $.01 par value; 178,500 shares of Class A Voting Common Stock and 18,832,779 shares of Common Stock (Novoting) (18,581,510 shares at December 31, 2002) issued and outstanding	190,112	187,600
Accumulated deficit	(215,147,231)	(186,842,835)
Less:
Unearned compensation	(775,261)	(851,334)
Treasury stock, at cost	(875,675)	(851,924)
Total stockholders’ deficit	(216,608,055)	(188,358,493)
Total liabilities and stockholders’ deficit	$445,734,715	$475,163,727

See accompanying notes.

GRANITE BROADCASTING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net revenues	$28,467,458	$32,553,314	$53,124,651	$76,095,671
Station operating expenses	23,028,963	24,855,105	45,134,504	54,939,905
Depreciation expense	1,553,446	1,524,064	3,084,475	3,258,092
Amortization expense	2,369,850	4,759,622	4,739,704	14,238,048
Corporate expense	2,672,088	2,319,169	5,492,505	4,616,314
Non-cash compensation expense(1)	164,787	325,707	550,524	654,871
Operating loss	(1,321,676)	(1,230,353)	(5,877,061)	(1,611,559)

Other expenses (income)
Interest expense	7,688,428	7,881,455	15,315,152	20,468,637
Interest income	(176,832)	(196,218)	(391,118)	(314,726)
Non-cash interest expense	1,204,044	3,089,470	2,275,161	10,954,152
Gain on station sale	—	(192,406,138)	—	(192,406,138)
Loss on extinguishment of debt	—	15,096,641	—	15,096,641
Other	121,801	154,168	260,249	303,128

(Loss) income before income taxes and cumulative effect of a change in accounting principle	(10,159,117)	165,150,269	(23,336,505)	144,286,747
(Benefit) provision for income taxes:
Current	(3,288,394)	36,177,174	(7,498,945)	33,295,980
Deferred	—	39,155,936	—	34,229,121
Total (benefit) provision for income taxes	(3,288,394)	75,333,110	(7,498,945)	67,525,101
(Loss) income before cumulative effect of a change in accounting principle	(6,870,723)	89,817,159	(15,837,560)	76,761,646
Cumulative effect of a change in accounting principle, net of tax benefit	—	—	—	150,478,583
Net (loss) income	$(6,870,723)	$89,817,159	$(15,837,560)	$(73,716,937)
Net (loss) income attributable to common shareholders	$(13,346,502)	$110,493,506	$(28,789,118)	$(61,684,476)

Per basic common share:
(Loss) income before cumulative effect of a change in accounting principle	$(0.70)	$5.89	$(1.52)	$4.74
Cumulative effect of a change in accounting principle, net of tax benefit	—	—	—	(8.03)
Basic net (loss) income per share	$(0.70)	$5.89	$(1.52)	$(3.29)

Weighted average common shares outstanding	18,998,975	18,752,243	18,969,759	18,740,108

Per diluted common share:
(Loss) income before cumulative effect of a change in accounting principle	$(0.70)	$5.83	$(1.52)	$4.70
Cumulative effect of a change in accounting principle, net of tax benefit	—	—	—	(7.97)
Diluted net (loss) income per share	$(0.70)	$5.83	$(1.52)	$(3.27)

Weighted average common shares outstanding	18,998,975	18,965,401	18,969,759	18,883,107

(1) Allocation of non-cash compensation expense to other operating expenses:
Corporate expense	$134,245	$231,088	$489,439	$532,095
Station operating expenses	30,542	94,619	61,085	122,776
Non-cash compensation expense	$164,787	$325,707	$550,524	$654,871

See accompanying notes.

GRANITE BROADCASTING CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Class A Common Stock	Common Stock (Nonvoting)	Additional Paid-in Capital	Accumulated Deficit	Unearned Compensation	Treasury Stock	Total Stockholders’ Deficit

Balance at December 31, 2002	$1,785	$185,815	—	$(186,842,835)	$(851,334)	$(851,924)	$(188,358,493)
Dividends on redeemable preferred stock			(307,086)	(12,466,836)			(12,773,922)
Accretion of offering costs related to Cumulative Exchangeable Preferred Stock			(177,636)				(177,636)
Issuance of Common Stock (Nonvoting)		2,337	(2,337)				—
Repurchase of 11,700 shares of Common Stock						(23,751)	(23,751)
Grant of stock award under stock plans			229,500		(229,500)		—
Exercise of stock options		175	26,075				26,250
Stock expense related to stock plans			231,484		207,846		439,330
Discount on loans to officers					97,727		97,727
Net loss				(15,837,560)			(15,837,560)

Balance at June 30, 2003	$1,785	$188,327	—	$(215,147,231)	$(775,261)	$(875,675)	$(216,608,055)

See accompanying notes.

GRANITE BROADCASTING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months ended June 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(15,837,560)	$(73,716,937)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	4,739,704	14,238,048
Depreciation	3,084,475	3,258,092
Non-cash compensation expense	550,524	654,871
Non-cash interest expense	2,275,161	10,954,152
Deferred tax benefit	—	(24,121,825)
Loss on extinguishment of debt	—	15,096,641
Gain on station sale	—	(192,406,138)
Cumulative effect of a change in accounting principle	—	208,829,529

Change in assets and liabilities:
Decrease (increase) in accounts receivable	1,614,542	(33,320,014)
(Decrease) increase in accrued liabilities	(717,279)	568,689
(Decrease) increase in accounts payable	(633,394)	11,304,395
WB affiliation payment	(1,057,532)	(1,057,532)
Increase in income tax receivable	(7,573,726)	(2,943,694)
Decrease (increase) in film contract rights and other assets	9,936,534	(3,694,334)
(Decrease) increase in film contract rights payable and other liabilities	(11,740,941)	33,943,704
Net cash used in operating activities	(15,359,492)	(32,412,353)

Cash flows from investing activities:
Proceeds from sale of station	—	265,018,849
Capital expenditures	(8,025,464)	(4,159,616)
Net cash (used in) provided by investing activities	(8,025,464)	260,859,233

Cash flows from financing activities:
Repayment of bank debt	—	(170,000,000)
Repurchase of cumulative exchangeable preferred stock	—	(53,264,005)
Payment of deferred financing fees	(647,146)	(6,238,593)
Repurchase of common stock	(23,751)	—
Exercise of stock options	26,250	—
Net cash used in financing activities	(644,647)	(229,502,598)

Net decrease in cash and cash equivalents	(24,029,603)	(1,055,718)
Cash and cash equivalents, beginning of period	54,319,597	29,426,856

Cash and cash equivalents, end of period	$30,289,994	$28,371,138

Supplemental information:
Cash paid for interest	$15,375,000	$26,996,000
Cash paid for income taxes	114,000	173,000
Non-cash capital expenditures	—	396,000
Cumulative exchangeable preferred stock dividend	12,774,000	16,652,000
Cancellation of warrants	—	12,150,000

See accompanying notes.

GRANITE BROADCASTING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 - Basis of presentation

The accompanying unaudited consolidated financial statements include the accounts of Granite Broadcasting Corporation and its subsidiaries (the “Company”), and have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  Operating results for the three and six-month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.  For further information, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2002, which were included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.  All significant inter-company accounts and transactions have been eliminated.  Data at, and for the year ended, December 31, 2002 are derived from the Company’s audited consolidated financial statements.  In the opinion of management, all adjustments of a normal recurring nature, which are necessary for a fair presentation of the results for the interim periods, have been made.

Note 2 – Intangible Assets

The Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement 142”), on January 1, 2002.  Upon adoption of Statement 142, the Company recorded a one-time non-cash charge to reduce the carrying value of goodwill and other indefinite lived intangible assets by $95,000,000 and $114,000,000 respectively during 2002.  Such charge was non-operational in nature and is reflected as a cumulative effect of a change in accounting principle in the statement of operations for the six months ended June 30, 2002.

As of June 30, 2003 and December 31, 2002, the Company’s intangible assets and related accumulated amortization consisted of the following:

	June 30, 2003		December 31, 2002
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Intangible assets subject to amortization:
WB affiliation agreements	$32,256,034	$(18,134,330)	$32,256,034	$(16,394,626)
Covenant not to compete	30,000,000	(29,750,000)	30,000,000	(26,750,000)

	$62,256,034	$(47,884,330)	$62,256,034	$(43,144,626)

Intangible assets not subject to amortization:
Goodwill	$111,252,372	$(28,201,070)	$111,252,372	$(28,201,070)
Broadcast licenses	159,647,594	(32,315,765)	159,647,594	(32,315,765)
Network affiliation agreements	95,366,707	(20,882,800)	95,366,707	(20,882,800)

	$366,266,673	$(81,399,635)	$366,266,673	$(81,399,635)

The Company recorded amortization expense of $4,739,704 and $14,238,048 during the six months ended June 30, 2003 and 2002, respectively.  Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding 5 years are as follows: remaining amount for 2003: $1,989,000; 2004: $3,310,000; 2005: $3,031,000; 2006: $3,031,000 and 2007: $3,031,000.  As acquisitions and dispositions occur in the future these amounts may vary.

Note 3 – Stock Options

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”).  Accordingly, no compensation expense has been recognized for the stock option plans.  For purposes of SFAS 123 pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period; therefore, the impact on pro forma net loss for the three and six months ended June 30, 2003 may not be representative of the impact in future years.

The Company’s pro forma information for the three and six months ended June 30, follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net (loss) income, as reported	$(6,870,723)	$89,817,159	$(15,837,560)	$(73,716,937)
Pro forma compensation expense	(337,587)	(558,388)	(665,575)	(1,027,711)
Pro forma net (loss) income	$(7,208,310)	$89,258,771	$(16,503,135)	$(74,744,648)

Basic net (loss) income per share, as reported	$(0.70)	$5.89	$(1.52)	$(3.29)
Pro forma compensation expense	(0.02)	(0.03)	(0.04)	(0.06)
Pro forma basic net (loss) income per share	$(0.72)	$5.86	$(1.56)	$(3.35)

Diluted net (loss) income per share, as reported	$(0.70)	$5.83	$(1.52)	$(3.27)
Pro forma compensation expense	(0.02)	(0.03)	(0.04)	(0.05)
Pro forma diluted net (loss) income per share	$(0.72)	$5.80	$(1.56)	$(3.32)

The fair value for each option grant was estimated at the date of grant using the Black-Scholes options pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.  The Company’s employee stock options have characteristics significantly different from those of traded options and changes in the subjective input assumptions can materially affect the fair value estimate.

Note 4 – Related Party

On February 25, 2003, the Compensation Committee recommended and the Board of Directors approved a stock incentive award to certain officers to be paid only upon the refinancing, with a maturity of at least two years, of the Company’s current senior debt due April 15, 2004.  The incentive award would be used to repay in full the officer’s outstanding loans from the Company.

Note 5 – Recent Accounting Pronouncements

On April 30, 2002, the FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“Statement 145”). Statement 145 updates, clarifies and simplifies existing accounting pronouncements.  Statement 145 rescinds Statement 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Statement 145 is effective for fiscal years beginning after June 15, 2002. All prior extraordinary items relating to the extinguishments of debt have been retroactively adjusted and reclassified to income from continuing operations.  The impact of adopting Statement 145 reduced income from continuing operations by $15,097,000 during the three and six month periods ended June 30, 2002.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“Statement 146”).  Statement 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).”  The provisions of Statement 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.  The adoption of Statement 146 did not have a significant impact on the Company’s financial position, results of operations, or cash flows.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“Statement 150”).  Statement 150 establishes standards for classifying and measuring as liabilities certain financial instruments that have characteristics of both liabilities and equity.  The provisions of Statement 150 are effective beginning with the first interim period after June 15, 2003.  Upon adoption of Statement 150, the Company’s 12 3/4% Cumulative Exchangeable Preferred Stock will be reclassified on the Company’s consolidated balance sheet as a long-term liability and the accrual of dividends will be recorded as a charge to expense on the consolidated statement of operations.  The impact of adopting Statement 150 will result in a reduction of income before income taxes by $12,774,000 for the year ended December 31, 2003.

Note 6 – Per Share Calculations

The per-share calculations shown on the income statement for the three and six month periods ended June 30, 2003 and 2002 are computed in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share.  The following table sets forth the computation of basic and diluted earnings per share:

GRANITE BROADCASTING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
(Loss) income before cumulative effect of a change in accounting principle	$(6,870,723)	$89,817,159	$(15,837,560)	$76,761,646
Cumulative effect of a change in accounting principle, net of tax benefit	—	—	—	150,478,583
Net (loss) income	(6,870,723)	89,817,159	(15,837,560)	(73,716,937)

LESS:
Cumulative exchangeable preferred stock dividends	6,386,961	8,133,304	12,773,922	16,652,153
Accretion on exchangeable preferred stock	88,818	105,120	177,636	230,157

ADD:
Gain on repurchase of cumulative exchangeable preferred stock	—	28,914,771	—	28,914,771
Net (loss) income attributable to common shareholders	$(13,346,502)	$110,493,506	$(28,789,118)	$(61,684,476)

(in shares)
Basic weighted average common shares outstanding	18,998,975	18,752,243	18,969,759	18,740,108

ADD:
Stock options	—	213,158	—	142,999
Diluted weighted average common shares outstanding	18,998,975	18,965,401	18,969,759	18,883,107

Per basic common share:
(Loss) income before cumulative effect of a change in accounting principle	$(0.70)	$5.89	$(1.52)	$4.74
Cumulative effect of a change in accounting principle, net of tax benefit	—	—	—	(8.03)
Basic net (loss) income per share	$(0.70)	$5.89	$(1.52)	$(3.29)

Per diluted common share:
(Loss) income before cumulative effect of a change in accounting principle	$(0.70)	$5.83	$(1.52)	$4.70
Cumulative effect of a change in accounting principle, net of tax benefit	—	—	—	(7.97)
Diluted net (loss) income per share	$(0.70)	$5.83	$(1.52)	$(3.27)

Item 2.  Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and related notes appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.  Certain sections of this Form 10-Q contain various forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, which represent the Company’s expectations or beliefs concerning future events.  The forward-looking statements include, without limitation, the Company’s ability to meet its future liquidity needs.  These forward-looking statements reflect the plans and beliefs of management as of the date of this report.  The Company cautions that these forward-looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements.  Such factors include, without limitation, general economic conditions, competition in the markets in which the Company’s stations are located, technological change and innovation in the broadcasting industry and proposed legislation.  Consequently, these cautionary statements and the cautionary language set forth in the Company’s most recent Form 10-K report and other documents filed with the Securities and Exchange Commission qualify all forward-looking statements made herein.

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

Comparisons of the Company’s consolidated financial statements between the three and six months ended June 30, 2003 and 2002 have been affected by the Company’s sale of KNTV on April 30, 2002.  We believe that inflation has not had a material impact on our results of operations for the three and six months ended June 30, 2003 and 2002.  However, there can be no assurance that future inflation would not have an adverse impact on our operating results and financial condition.

Results of Operations

Three months ended June 30, 2003 and 2002

Net revenue totaled $28,467,000 for the three months ended June 30, 2003; a decrease of $4,086,000 or 13% as compared to $32,553,000 for the three months ended June 30, 2002.  Included in the three months ended June 30, 2002 is $5,463,000 of net revenue related to KNTV, which was sold on April 30, 2002.  Net revenue at the remaining stations increased $1,377,000 or 5% due primarily to increases in local and national revenue, offset by a $243,000 reduction in political revenue in a non-election year.

Station operating expenses totaled $23,029,000 for the three months ended June 30, 2003; a decrease of $1,826,000 or 7% as compared to $24,855,000 for the three months ended June 30, 2002.  Included in the three months ended June 30, 2002 is $3,080,000 of operating expenses related to KNTV.  The remaining stations’ operating expenses increased $1,254,000 or 6% primarily due to increases in sales and news expense.

Amortization expense totaled $2,370,000 for the three months ended June 30, 2003; a decrease of $2,390,000 or 50% compared to $4,760,000 for the three months ended June 30, 2002.  Included in the three months ended June 30, 2002 is $2,258,000 of amortization expense related to KNTV.  Corporate expense increased $353,000 or 15% during the three months ended June 30, 2003 compared to the same period a year earlier primarily due to increased compensation and officers’ and directors’ liability insurance.  Non-cash compensation expense decreased $161,000 or 49% due to a reduction in stock awards granted to certain executives.

Interest income decreased $19,000 or 10% during the three months ended June 30, 2003 compared to the same period a year earlier primarily due to lower interest rates.  Non-cash interest expense totaled $1,204,000 for the three months ended June 30, 2003; a decrease of $1,885,000 or 61% compared to $3,089,000 the same period a year earlier.  Included in non-cash interest expense for the three months ended June 30, 2002 is $1,884,000 related to the imputation of interest on KNTV’s NBC affiliation agreement.

The Company recorded a gain on the sale of KNTV of $192,406,000 during the three-month period ended June 30, 2002.

The Company recorded a loss on the early extinguishment of debt of $15,097,000 during the three months ended June 30, 2002 due to the write-off unamortized deferred financing fees associated with the extinguished debt.

During the three months ended June 30, 2003, the Company recorded a benefit for income taxes of $3,288,000 compared to a provision for income taxes of $75,333,000 during the three months ended June 30, 2002.  The provision for taxes in 2002 resulted from the gain on the sale of KNTV.

Six months ended June 30, 2003 and 2002

Net revenue totaled $53,125,000 for the six months ended June 30, 2003; a decrease of $22,971,000 or 30% as compared to $76,096,000 for the six months ended June 30, 2002.  Included in the six months ended June 30, 2002 is $25,295,000 of net revenue related to KNTV, which was sold on April 30, 2002.  Net revenue at the remaining stations increased $2,324,000 or 4% due to increases in local and national ad spending offset by a $1,473,000 reduction in political revenue in a non-election year.

Station operating expenses totaled $45,135,000 for the six months ended June 30, 2003; a decrease of $9,805,000 or 18% as compared to $54,940,000 for the six months ended June 30, 2002.  Included in the six months ended June 30, 2002 is $12,694,000 of operating expenses related to KNTV.  The remaining stations’ operating expenses increased $2,889,000 or 7% primarily due to increases in sales and news expense and programming expense at the Company’s WB affiliates.

Amortization expense totaled $4,740,000 for the six months ended June 30, 2003; a decrease of $9,498,000 or 67% compared to $14,238,000 for the six months ended June 30, 2002.  Included in the six months ended June 30, 2002 is $9,033,000 of amortization expense related to KNTV.  Corporate expense increased $876,000 or 19% during the six months ended June 30, 2003 compared to the same period a year earlier primarily due to increased compensation and officers’ and directors’ liability insurance.  Non-cash compensation expense decreased $104,000 or 16% due to a reduction in stock awards granted to certain executives.

Interest expense decreased $5,153,000 or 25% during the six months ended June 30, 2003 as compared to the same period a year earlier primarily due to lower average debt balances and lower interest rates on the Company’s senior credit facility.  Interest income increased $76,000 or 24% during the six months ended June 30, 2003 compared to the same period a year earlier primarily due to higher average cash balances.  Non-cash interest expense totaled $2,275,000 for the six months ended June 30, 2003; a decrease of $8,679,000 or 79% compared to $10,954,000 the same period a year earlier.  Included in non-cash interest expense for the six months ended June 30, 2002 is $7,537,000 related to the imputation of interest on KNTV’s NBC affiliation agreement.  The remaining decrease in non-cash interest expense is related to reduced amortization of deferred financing fees associated with the current senior credit facility.

The Company recorded a gain on the sale of KNTV of $192,406,000 during the six-month period ended June 30, 2002.

The Company recorded a loss on the early extinguishment of debt of $15,097,000 during the six months ended June 30, 2002 due to the write-off of unamortized deferred financing fees associated with the extinguished debt.

During the six months ended June 30, 2003, the Company recorded a benefit for income taxes of $7,499,000 compared to a provision for income taxes of $67,525,000 during the six months ended June 30, 2002.  The provision for taxes in 2002 resulted from the gain on the sale of KNTV.

Upon adoption of Statement 142 as of January 1, 2002, the Company recorded a one-time, non-cash charge to reduce the carrying value of its goodwill and other indefinite lived intangible assets, net of tax benefit, by $150,479,000.  The decline in the carrying value of goodwill and other indefinite-lived intangible assets relates solely to the Company’s WB affiliates.  Such charge was non-operational in nature and is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations during the six months ended June 30, 2002.

Liquidity and Capital Resources

On April 30, 2002, the Company entered into an amended and restated senior credit agreement (the “Credit Agreement”).  The Credit Agreement consists of (i) a committed $60,000,000 Tranche A term loan facility, (ii) a committed $80,000,000 Tranche B term loan facility, and (iii) an uncommitted $10,000,000 Tranche C supplemental term loan facility.  The obligations of the Company with respect to all of the loan facilities are secured by substantially all of the assets of the Company and its subsidiaries. As of June 30, 2003, $35,000,000 of the Tranche A loan facility and the entire Tranche B loan facility was outstanding.  Proceeds from Tranche A and Tranche B term loans can be used for working capital and general corporate purposes.  The Tranche A loans bear interest at the greater of 6.50% or LIBOR plus 4.50% and the Tranche B loans bear interest at the greater of 11% or LIBOR plus 9%.  All interest is payable monthly in arrears.  The Credit Agreement matures on April 15, 2004, at which time the Company must repay the principal amount of all outstanding loans and all other obligations then due and owing under the Credit Agreement.  The Company expects to refinance its senior debt on or before April 15, 2004.  There can be no assurance that the Company will be successful in refinancing its senior debt.  The Company is currently considering selling certain assets and, if necessary, will explore selling equity.  The Credit Agreement requires the Company, among other matters, to maintain compliance with certain financial tests, including but not limited to, minimum net revenue, broadcast cash flow, EBITDA, working capital and cash balances.  The Company is in compliance with all covenants under the Credit Agreement.

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

Net cash used in operating activities was $15,359,000 during the six months ended June 30, 2003, compared to $32,412,000 during the six months ended June 30, 2002.  The change from 2002 to 2003 was primarily the result of a decrease in interest paid, offset in part by an increase in net assets and by a decrease in operating cash flow.

Net cash used in investing activities was $8,025,000 during the six months ended June 30, 2003, compared to net cash provided by investing activities of $260,859,000 during the six months ended June 30, 2002.  The change from 2002 to 2003 was due to the sale of KNTV on April 30, 2002 offset by increased capital expenditures as the Company continue to complete its digital conversions.

Net cash used in financing activities was $645,000 during the six months ended June 30, 2003 compared to $229,503,000 during the six months ended June 30, 2002.  The change from 2002 to 2003 was primarily due to the repayment of long-term debt and the repurchase of redeemable preferred stock in 2002.

As of July 31, 2003, the Company had approximately $28,465,000 of cash on hand and $25,000,000 in available borrowings under the Credit Agreement.  The Company expects to spend a total of approximately $15,000,000 in 2003 in capital expenditures of which $8,000,000 was spent during the six months ended June 30, 2003.  The Company believes that borrowings under the current Credit Agreement together with internally generated funds from operations, and cash on hand will be sufficient to satisfy the Company’s cash requirements until April 15, 2004, when the Company’s senior credit agreement matures.  As mentioned above, the Company expects to refinance its senior debt on or before April 15, 2004.  There can be no assurance that the Company will be successful in refinancing its senior debt.  The Company is currently considering selling certain assets and, if necessary, will explore selling equity.

Item 3.            Quantitative and Qualitative Disclosures about Market Risk

The Company’s earnings may be affected by changes in short-term interest rates as a result of its new senior Credit Agreement.  Under the Credit Agreement, the Company pays interest at the greater of LIBOR plus 4.50% or 6.50%, currently 6.50% for its Tranche A facility and the Tranche B loans bear interest at the greater of LIBOR plus 9% or 11%, currently 11%.  As of July 31, 2003, the one-month LIBOR rate was 1.1%.  The Company has not entered into any agreements to hedge the risk of potential interest rate increases.  Based on borrowings outstanding at June 30, 2003 a 2% increase in the LIBOR rate would increase interest expense on an annual basis by approximately $1,273,000.  This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such environment.

Item 4.            Controls and Procedures

As of June 30, 2003, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure control and procedures were effective as of June 30, 2003.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2003.

PART II.  OTHER INFORMATION

ITEM 4.                             Submission of Matters to a Vote of Security Holders

On May 5, 2003, the holders of all of the Company’s Voting Common Stock adopted resolutions by unanimous written consent in lieu of an annual meeting electing W. Don Cornwell, Stuart J. Beck, James L. Greenwald, Martin F. Beck, Edward Dugger III, Thomas R. Settle, Charles J. Hamilton, Jr., Robert E. Selwyn, Jr., Jon E. Barfield, Milton Frederick Brown and Veronica Pollard as directors of the Company.

ITEM 6.                             Exhibits and Reports on Form 8-K

a.               Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b.              Reports on Form 8-K

On April 28, 2003, we filed a Current Report on Form 8K furnishing our press release dated April 28, 2003, which announced our financial results for the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANITE BROADCASTING CORPORATION
Registrant

Date August 11, 2003	/s/ W. DON CORNWELL
(W. Don Cornwell)
Chief Executive Officer

Date August 11, 2003	/s/ LAWRENCE I. WILLS
(Lawrence I. Wills)
Senior Vice President – Chief Administrative Officer (Principal Accounting Officer)