Form 10-Q
period 2003-09-30
GRANITE BROADCASTING CORP
filed 2003-11-12
CIK 839621

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Class A Voting Common Stock, par value $.01 per share - 178,500 shares outstanding at October 31, 2003; Common Stock (Nonvoting), par value $.01 per share - 18,833,479 shares outstanding at October 31, 2003.

GRANITE BROADCASTING CORPORATION

Form 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

GRANITE BROADCASTING CORPORATION

CONSOLIDATED BALANCE SHEET

	September 30, 2003	December 31, 2002
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents (including $1,777,115 of restricted cash at December 31, 2002)	$24,475,408	$54,319,597
Accounts receivable, less allowance for doubtful accounts ($1,190,544 at September 30, 2003 and $747,520 at December 31, 2002)	19,333,102	23,211,637
Film contract rights	18,553,399	19,713,849
Income tax receivable	18,654,621	5,334,846
Other current assets	8,948,243	4,781,201
Total current assets	89,964,773	107,361,130

Property and equipment, net	46,149,663	41,813,349
Film contract rights	9,414,951	12,918,123
Other non current assets	3,462,664	3,461,975
Deferred financing fees, less accumulated amortization ($10,917,389 at September 30, 2003 and $7,612,443 at December 31, 2002)	2,972,904	5,630,704
Goodwill, net	83,051,302	83,051,302
Broadcast licenses, net	127,331,829	127,331,829
Network affiliations, net	87,164,847	90,345,315
Other intangibles, net	—	3,250,000
Total assets	$449,512,933	$475,163,727

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$1,445,786	$2,807,730
Accrued interest	7,910,201	3,158,876
Other accrued liabilities	6,404,519	6,941,220
Film contract rights payable	30,728,546	26,601,355
Other current liabilities	1,923,369	3,581,243
Senior debt	115,000,000	—
Total current liabilities	163,412,421	43,090,424

Long-term debt	197,818,245	312,791,038
Film contract rights payable	23,979,223	33,379,694
Deferred tax liability	48,714,222	45,779,491
Redeemable preferred stock	198,391,769	—
Accrued dividends on redeemable preferred stock	38,321,768	19,160,885
Other non current liabilities	9,749,228	11,195,374

Redeemable preferred stock	—	198,125,314

Stockholders’ deficit:
Common stock: 41,000,000 shares authorized consisting of 1,000,000 shares of Class A Voting Common Stock, $.01 par value, and 40,000,000 shares of Common Stock (Nonvoting), $.01 par value; 178,500 shares of Class A Voting Common Stock and 18,833,479 shares of Common Stock (Nonvoting) (18,581,510 shares at December 31, 2002) issued and outstanding	190,119	187,600
Accumulated deficit	(229,469,579)	(186,842,835)
Less:
Unearned compensation	(718,808)	(851,334)
Treasury stock, at cost	(875,675)	(851,924)
Total stockholders’ deficit	(230,873,943)	(188,358,493)
Total liabilities and stockholders’ deficit	$449,512,933	$475,163,727

See accompanying notes.

GRANITE BROADCASTING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net revenues	$25,719,558	$26,083,671	$78,844,209	$102,179,342
Station operating expenses	22,012,692	21,220,434	67,147,196	76,160,339
Depreciation expense	1,594,277	1,350,113	4,678,752	4,608,205
Amortization expense	1,119,850	2,377,515	5,859,554	16,615,563
Corporate expense	2,646,186	2,330,923	8,138,691	6,947,237
Non-cash compensation expense(1)	170,454	410,619	720,978	1,065,490
Operating loss	(1,823,901)	(1,605,933)	(7,700,962)	(3,217,492)

Other expenses (income)
Interest expense	7,718,935	6,670,880	23,034,087	27,139,517
Interest income	(136,413)	(281,119)	(527,531)	(595,845)
Non-cash interest expense	1,296,233	974,635	3,571,394	11,928,787
Non-cash preferred stock dividend	6,386,961	—	6,386,961	—
Gain on station sale	—	—	—	(192,406,138)
Loss on extinguishments of debt	—	—	—	15,096,641
Other	112,648	239,153	372,897	542,281

(Loss) income before income taxes and cumulative effect of a change in accounting principle	(17,202,265)	(9,209,482)	(40,538,770)	135,077,265

(Benefit) provision for income taxes:
Current	(2,774,352)	(6,936,357)	(10,273,297)	26,359,623
Deferred	—	378,565	—	34,607,686
Total (benefit) provision for income taxes	(2,774,352)	(6,557,792)	(10,273,297)	60,967,309

(Loss) income before cumulative effect of a change in accounting principle	(14,427,913)	(2,651,690)	(30,265,473)	74,109,956
Cumulative effect of a change in accounting principle, net of tax benefit	—	—	—	150,478,583
Net loss	$(14,427,913)	$(2,651,690)	$(30,265,473)	$(76,368,627)

Net loss attributable to common shareholders	$(14,427,913)	$(7,385,551)	$(43,217,031)	$(69,070,027)

Per basic common share:
(Loss) income before cumulative effect of a change in accounting principle	$(0.76)	$(0.39)	$(2.28)	$4.35
Cumulative effect of a change in accounting principle, net of tax benefit	—	—	—	(8.03)
Basic net loss per share	$(0.76)	$(0.39)	$(2.28)	$(3.68)

Weighted average common shares outstanding	19,011,870	18,757,441	18,983,799	18,745,885

Per diluted common share:
(Loss) income before cumulative effect of a change in accounting principle	$(0.76)	$(0.39)	$(2.28)	$4.28
Cumulative effect of a change in accounting principle, net of tax benefit	—	—	—	(7.91)
Diluted net loss per share	$(0.76)	$(0.39)	$(2.28)	$(3.63)

Weighted average common shares outstanding	19,011,870	18,757,441	18,983,799	19,017,490

(1) Allocation of non-cash compensation expense to other operating expenses:
Corporate expense	$134,245	$350,169	$623,684	$882,264
Station operating expenses	36,209	60,450	97,294	183,226
Non-cash compensation expense	$170,454	$410,619	$720,978	$1,065,490

See accompanying notes.

GRANITE BROADCASTING CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Class A Common Stock	Common Stock (Nonvoting)	Additional Paid-in Capital	Accumulated Deficit	Unearned Compensation	Treasury Stock	Total Stockholders’ Deficit

Balance at December 31, 2002	$1,785	$185,815	—	$(186,842,835)	$(851,334)	$(851,924)	$(188,358,493)
Dividends on redeemable preferred stock			(412,651)	(12,361,271)			(12,773,922)
Accretion of offering costs related to Cumulative Exchangeable Preferred Stock			(177,636)				(177,636)
Issuance of Common Stock (Nonvoting)		2,344	(2,344)				—
Repurchase of 11,700 shares of Common Stock						(23,751)	(23,751)
Grant of stock award under stock plans			331,500		(331,500)		—
Exercise of stock options		175	26,075				26,250
Stock expense related to stock plans			235,056		317,436		552,492
Discount on loans to officers					146,590		146,590
Net loss				(30,265,473)			(30,265,473)

Balance at September 30, 2003	$1,785	$188,334	—	$(229,469,579)	$(718,808)	$(875,675)	$(230,873,943)

See accompanying notes.

GRANITE BROADCASTING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months ended September 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(30,265,473)	$(76,368,627)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	5,859,554	16,615,563
Depreciation	4,678,752	4,608,205
Non-cash compensation expense	720,978	1,065,490
Non-cash interest expense	3,571,394	11,928,787
Preferred stock dividend	6,386,961	—
Deferred tax expense (benefit)	—	(23,743,260)
Loss on extinguishment of debt	—	15,096,641
Gain on station sale	—	(192,406,138)
Cumulative effect of a change in accounting principle	—	208,829,529

Change in assets and liabilities:
Decrease (increase) in accounts receivable	3,878,535	(31,806,036)
Increase in accrued liabilities	4,214,624	8,155,999
Decrease in accounts payable	(1,361,944)	(20,986)
WB affiliation payment	(1,688,389)	(3,688,389)
Increase in income tax receivable	(13,319,775)	—
Decrease (increase) in film contract rights and other assets	2,160,658	(15,946,270)
(Decrease) increase in film contract rights payable and other liabilities	(3,754,180)	25,630,271
Net cash used in operating activities	(18,918,305)	(52,049,221)

Cash flows from investing activities:
Proceeds from sale of station	—	265,018,849
Capital expenditures	(10,281,237)	(8,121,595)
Net cash (used in) provided by investing activities	(10,281,237)	256,897,254

Cash flows from financing activities:
Proceeds from long-term debt	—	80,000,000
Repayment of bank debt	—	(170,000,000)
Repurchase of cumulative exchangeable preferred stock	—	(53,264,005)
Payment of deferred financing fees	(647,146)	(8,770,666)
Repurchase of common stock	(23,751)	(45,091)
Exercise of stock options	26,250	—
Net cash used in financing activities	(644,647)	(152,079,762)

Net decrease in cash and cash equivalents	(29,844,189)	52,768,271
Cash and cash equivalents, beginning of period	54,319,597	29,426,856

Cash and cash equivalents, end of period	$24,475,408	$82,195,127

Supplemental information:
Cash paid for interest	$18,280,000	$28,166,000
Cash paid for income taxes	138,000	15,912,000
Non-cash capital expenditures	79,000	534,000
Cumulative exchangeable preferred stock dividend	19,161,000	21,293,000
Cancellation of warrants	—	12,150,000

See accompanying notes.

GRANITE BROADCASTING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 - Basis of Presentation and Accounting Policies

The accompanying unaudited consolidated financial statements include the accounts of Granite Broadcasting Corporation and its subsidiaries (the “Company”), and have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  Operating results for the three and nine-month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.  For further information, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2002, which were included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.  All significant inter-company accounts and transactions have been eliminated.  Data at, and for the year ended, December 31, 2002 are derived from the Company’s audited consolidated financial statements.  In the opinion of management, all adjustments of a normal recurring nature, which are necessary for a fair presentation of the results for the interim periods, have been made.

Stock-Based Compensation

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”).  Accordingly, no compensation expense has been recognized for the stock option plans.  For purposes of SFAS 123 pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period; therefore, the impact on pro forma net loss for the three and nine months ended September 30, 2003 may not be representative of the impact in future years.

The Company’s pro forma information for the three and nine months ended September 30, follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Net loss, as reported	$(14,427,913)	$(2,651,690)	$(30,265,473)	$(76,368,627)
Add: pro forma compensation expense	(349,587)	(568,976)	(1,039,161)	(1,596,687)
Less: option compensation expense, as reported	12,000	—	36,000	—
Pro forma net loss	$(14,765,500)	$(3,220,666)	$(31,268,634)	$(77,965,314)

Basic net loss per share, as reported	$(0.76)	$(0.39)	$(2.28)	$(3.68)
Pro forma compensation expense	(0.02)	(0.03)	(0.05)	(0.09)
Pro forma basic net loss per share	$(0.78)	$(0.42)	$(2.33)	$(3.77)

Diluted net loss per share, as reported	$(0.76)	$(0.39)	$(2.28)	$(3.63)
Pro forma compensation expense	(0.02)	(0.03)	(0.05)	(0.08)
Pro forma diluted net loss per share	$(0.78)	$(0.42)	$(2.33)	$(3.71)

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

Note 2 – Intangible Assets

The Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement 142”), on January 1, 2002.  Upon adoption of Statement 142, the Company recorded a one-time non-cash charge to reduce the carrying value of goodwill and other indefinite lived intangible assets by $95,000,000 and $114,000,000 respectively during 2002.  Such charge was non-operational in nature and is reflected as a cumulative effect of a change in accounting principle in the statement of operations for the nine months ended September 30, 2002.

As of September 30, 2003 and December 31, 2002, the Company’s intangible assets and related accumulated amortization consisted of the following:

	September 30, 2003		December 31, 2002
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Intangible assets subject to amortization:
WB affiliation agreements	$31,685,120	$(19,004,180)	$32,256,034	$(16,394,626)
Covenant not to compete	30,000,000	(30,000,000)	30,000,000	(26,750,000)

	$61,685,120	$(49,004,180)	$62,256,034	$(43,144,626)

Intangible assets not subject to amortization:
Goodwill	$111,252,372	$(28,201,070)	$111,252,372	$(28,201,070)
Broadcast licenses	159,647,594	(32,315,765)	159,647,594	(32,315,765)
Network affiliation agreements	95,366,707	(20,882,800)	95,366,707	(20,882,800)

	$366,266,673	$(81,399,635)	$366,266,673	$(81,399,635)

The Company recorded amortization expense of $5,859,554 and $16,615,563 during the nine months ended September 30, 2003 and 2002, respectively.  Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding 5 years are as follows: remaining amount for 2003: $869,000; 2004: $3,310,000; 2005: $3,031,000; 2006: $3,031,000 and 2007: $3,031,000.  As acquisitions and dispositions occur in the future these amounts may vary.

Note 3 – Related Party

On February 25, 2003, the Compensation Committee recommended and the Board of Directors approved a stock incentive award to certain officers to be paid only upon the refinancing, with a maturity of at least two years, of the Company’s current senior debt due April 15, 2004.  The incentive award would be used to repay in full the officer’s outstanding loans from the Company.

Note 4 – Recent Accounting Pronouncements

On April 30, 2002, the FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“Statement 145”). Statement 145 updates, clarifies and simplifies existing accounting pronouncements.  Statement 145 rescinds Statement 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Statement 145 is effective for fiscal years beginning after June 15, 2002.  All prior extraordinary items relating to the extinguishments of debt have been retroactively adjusted and reclassified to income from continuing operations.  The impact of adopting Statement 145 reduced income from continuing operations by $15,097,000 during the nine month periods ended September 30, 2002.

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

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“Interpretation 46”).  Interpretation 46 addresses when a company should include in its financial statements the assets, liabilities and activities of another entity.  Interpretation 46 is effective for interim periods beginning after June 15, 2003.  The application of Interpretation 46 did not have an impact on the Company’s financial position, results of operations, or cash flows.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“Statement 150”).  Statement 150 establishes standards for classifying and measuring as liabilities certain financial instruments that have characteristics of both liabilities and equity.  The provisions of Statement 150 are effective beginning with the first interim period after June 15, 2003.  The Company adopted Statement 150 during the three months ended September 30, 2003.  The Company’s 12 3/4% Cumulative Exchangeable Preferred Stock (the “Preferred Stock”) has been reclassified on the Company’s consolidated balance sheet as a long-term liability and the accrual of dividends for the three months ended September 30, 2003 has been recorded as a charge to expense on the consolidated statement of operations.  The impact of adopting Statement 150 is expected to reduce income before income taxes by $12,774,000 for the year ended December 31, 2003.  Previously, dividends on the Preferred Stock were treated as a reduction of shareholders’ equity.

Note 5 –  Per Share Calculations

The per-share calculations shown on the income statement for the three and nine month periods ended September 30, 2003 and 2002 are computed in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share.  The following table sets forth the computation of basic and diluted earnings per share:

GRANITE BROADCASTING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

(Loss) income before cumulative effect of a change in accounting principle	$(14,427,913)	$(2,651,690)	$(30,265,473)	$74,109,956
Cumulative effect of a change in accounting principle, net of tax benefit	—	—	—	150,478,583

Net loss	(14,427,913)	(2,651,690)	(30,265,473)	(76,368,627)

LESS:
Cumulative exchangeable preferred stock dividends	—	6,029,308	12,773,922	22,681,461
Accretion on exchangeable preferred stock	—	88,819	177,636	318,976

ADD:
Gain on repurchase of cumulative exchangeable preferred stock	—	1,384,266	—	30,299,037
Net loss attributable to common shareholders	$(14,427,913)	$(7,385,551)	$(43,217,031)	$(69,070,027)

(in shares)
Basic weighted average common shares outstanding	19,011,870	18,757,441	18,983,799	18,745,885

ADD:
Stock options	—	—	—	271,605
Diluted weighted average common shares outstanding	19,011,870	18,757,441	18,983,799	19,017,490

Per basic common share:
(Loss) income before cumulative effect of a change in accounting principle	$(0.76)	$(0.39)	$(2.28)	$4.35
Cumulative effect of a change in accounting principle, net of tax benefit	—	—	—	(8.03)
Basic net loss per share	$(0.76)	$(0.39)	$(2.28)	$(3.68)

Per diluted common share:
(Loss) income before cumulative effect of a change in accounting principle	$(0.76)	$(0.39)	$(2.28)	$4.28
Cumulative effect of a change in accounting principle, net of tax benefit	—	—	—	(7.91)
Diluted net loss per share	$(0.76)	$(0.39)	$(2.28)	$(3.63)

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

Comparisons of the Company’s consolidated financial statements between the nine months ended September 30, 2003 and 2002 have been affected by the Company’s sale of KNTV on April 30, 2002.  We believe that inflation has not had a material impact on our results of operations for the nine months ended September 30, 2003 and 2002.  However, there can be no assurance that future inflation would not have an adverse impact on our operating results and financial condition.

The Company is in the process of completing upgrades to its television stations to enable them to broadcast with digital technology.  As of September 30, 2003, all of the Company’s television stations were capable of digital television broadcasts except for its Buffalo, Detroit and Syracuse stations.  The Federal Communications Commission (the “Commission”) denied the Buffalo station’s request for a third extension of the deadline for completing its digital upgrade.  The result of this denial is that the Buffalo station will be required to submit regular progress reports to the Commission until the anticipated completion date of March 2004.  The Detroit and Syracuse stations applied to the Commission for a second extension of the deadline for completing its digital upgrades.  If granted, the deadline will be extended to May 2004.  The Company has no reason to believe the extensions will not be granted and expects the digital upgrades to be completed by March 2004.

Results of Operations

Three months ended September 30, 2003 and 2002

Net revenue totaled $25,720,000 for the three months ended September 30, 2003; a decrease of $364,000 or 1% as compared to $26,084,000 for the three months ended September 30, 2002.  The decrease was primarily due to a reduction in political revenue of $1,798,000 in a non-election year offset in part by an increase in local revenue.

Station operating expenses totaled $22,013,000 for the three months ended September 30, 2003; an increase of $793,000 or 4% as compared to $21,220,000 for the three months ended September 30, 2002.  The increase was primarily due to increases in sales and technical expense.

Amortization expense totaled $1,120,000 for the three months ended September 30, 2003; a decrease of $1,258,000 or 53% compared to $2,378,000 for the three months ended September 30, 2002.  The decrease was primarily due to a reduction in amortization of a covenant not to compete.  Depreciation expense increased $244,000 or 18% during the three months ended September 30, 2003 compared to the same period a year earlier primarily due to increased capital expenditures for the conversion to digital television.  Corporate expense increased $315,000 or 14% during the three months ended September 30, 2003 compared to the same period a year earlier primarily due to increased compensation, officers’ and directors’ liability insurance and professional fees.  Non-cash compensation expense decreased $240,000 or 58% due to a reduction in stock awards granted to certain executives.

Interest expense increased $1,048,000 or 16% during the three months ended September 30, 2003 as compared to the same period a year earlier primarily due to higher average balances on the Tranche B term loan under the Company’s amended and restated senior credit agreement dated April 30, 2002 (the “Credit Agreement”).  Interest income decreased $145,000 or 51% during the three months ended September 30, 2003 compared to the same period a year earlier primarily due to lower cash balances and lower interest rates.  Non-cash interest expense increased $322,000 or 33% during the three months ended September 30, 2003 compared to the same period a year earlier primarily due to increased amortization of deferred financing fees associated with the Credit Agreement.  The Company recorded as an expense the accrual of dividends on the 12 3/4% Cumulative Exchangeable Preferred Stock (the “Preferred Stock”) totaling $6,387,000 during the three months ended September 30, 2003 as required by Statement of Financial Accounting Standards No. 150 (“Statement 150”).  Previously, dividends on the Preferred Stock were treated as a reduction of shareholders’ equity.

During the three months ended September 30, 2003, the Company recorded a benefit for income taxes of $2,774,000, compared to $6,558,000 for the three months ended September 30, 2002.  The decrease was primarily due to a decrease in the effective tax rate resulting from the adoption of Statement 150.

Nine months ended September 30, 2003 and 2002

Net revenue totaled $78,844,000 for the nine months ended September 30, 2003; a decrease of $23,335,000 or 23% as compared to $102,179,000 for the nine months ended September 30, 2002.  Included in the nine months ended September 30, 2002 is $25,295,000 of net revenue related to KNTV, which the Company sold on April 30, 2002.  Net revenue at the remaining stations increased $1,960,000 or 3% due to increases in local and national revenue offset by a $3,271,000 reduction in political revenue in a non-election year.

Station operating expenses totaled $67,147,000 for the nine months ended September 30, 2003; a decrease of $9,013,000 or 12% as compared to $76,160,000 for the nine months ended September 30, 2002.  Included in the nine months ended September 30, 2002 is $12,694,000 of operating expenses related to KNTV.  Station operating expenses at the remaining stations increased $3,681,000 or 6% primarily due to increases in sales and programming expense.

Amortization expense totaled $5,860,000 for the nine months ended September 30, 2003; a decrease of $10,756,000 or 65% compared to $16,616,000 for the nine months ended September 30, 2002.  Included in the nine months ended September 30, 2002 is $9,033,000 of amortization expense related to KNTV.  Amortization expense at the remaining stations decreased $1,723,000 or 23% due to a reduction in amortization of a covenant not to compete.  Depreciation expense increased $71,000 or 2% during the nine months ended September 30, 2003 compared to the same period a year earlier.  Included in the nine months ended September 30, 2002 is $525,000 of depreciation expense related to KNTV.  Depreciation expense at the remaining stations increased $596,000 or 15% due to increased capital expenditures for the conversion to digital television.  Corporate expense increased $1,191,000 or 17% during the nine months ended September 30, 2003 compared to the same period a year earlier primarily due to increased compensation, officers’ and directors’ liability insurance and professional fees.  Non-cash compensation expense decreased $345,000 or 32% due to a reduction in stock awards granted to certain executives.

Interest expense decreased $4,105,000 or 15% during the nine months ended September 30, 2003 as compared to the same period a year earlier primarily due to lower average debt balances and lower interest rates on the Company’s Credit Agreement.  Interest income decreased $68,000 or 11% during the nine months ended September 30, 2003 compared to the same period a year earlier primarily due to lower cash balances, and lower interest rates.  Non-cash interest expense decreased $8,357,000 or 70% during the nine months ended September 30, 2003 compared to the same period a year earlier.  Included in non-cash interest expense for the nine months ended September 30, 2002 is $7,537,000 related to the imputation of interest on KNTV’s NBC affiliation agreement.  The remaining decrease in non-cash interest expense is related to decreased amortization of deferred financing fees associated with the Company’s Credit Agreement.  The Company recorded as an expense the accrual of dividends on the Preferred Stock totaling $6,387,000 during the nine months ended September 30, 2003 as required by Statement 150.  Previously, dividends on the Preferred Stock were treated as a reduction of shareholders’ equity.

The Company recorded a gain on the sale of KNTV of $192,406,000 during the nine-month period ended September 30, 2002.

The Company recorded a loss on the early extinguishment of debt of $15,097,000 during the nine months ended September 30, 2002 due to the write-off of unamortized deferred financing fees associated with the extinguished debt.

During the nine months ended September 30, 2003, the Company recorded a benefit for income taxes of $10,273,000 compared to a provision for income taxes of $60,967,000 during the nine months ended September 30, 2002.  The provision for taxes in 2002 resulted from the gain on the sale of KNTV.

Upon adoption of Statement 142 as of January 1, 2002, the Company recorded a one-time, non-cash charge to reduce the carrying value of its goodwill and other indefinite lived intangible assets, net of tax benefit, by $150,479,000.  The decline in the carrying value of goodwill and other indefinite-lived intangible assets relates solely to the Company’s WB affiliates.  Such charge was non-operational in nature and is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations during the nine months ended September 30, 2002.

Liquidity and Capital Resources

The Company’s Credit Agreement consists of (i) a committed $60,000,000 Tranche A term loan facility, (ii) a committed $80,000,000 Tranche B term loan facility, and (iii) an uncommitted $10,000,000 Tranche C supplemental term loan facility.  The obligations of the Company with respect to all of the loan facilities are secured by substantially all of the assets of the Company and its subsidiaries.  As of September 30, 2003, $35,000,000 of the Tranche A loan facility and the entire Tranche B loan facility was outstanding.  On October 30, 2003, the Company borrowed the remaining $25,000,000 of the Tranche A term loan.  Proceeds from Tranche A and Tranche B term loans can be used for working capital and general corporate purposes.  The Tranche A loans bear interest at the greater of 6.50% or LIBOR plus 4.50% and the Tranche B loans bear interest at the greater of 11% or LIBOR plus 9%.  All interest is payable monthly in arrears.  The Credit Agreement matures on April 15, 2004, at which time the Company must repay the principal amount of all outstanding loans and all other obligations then due and owing under the Credit Agreement.  The Company expects to refinance its senior debt on or before April 15, 2004.  There can be no assurance that the Company will be successful in refinancing its senior debt. The Company is currently considering selling certain assets and, if necessary, will explore selling equity.  The Credit Agreement requires the Company, among other matters, to maintain compliance with certain financial tests, including but not limited to, minimum net revenue, broadcast cash flow, EBITDA, working capital and cash balances.  The Company is in compliance with all covenants under the Credit Agreement.

Under the terms of the Certificate of Designations for the Company’s 12 3/4% Cumulative Exchangeable Preferred Stock (the “Preferred Stock”), the Company was required to make the semi-annual dividends on such shares in cash beginning October 1, 2002.  However, the cash payment of dividends is restricted by the terms of the indentures governing the Company’s senior subordinated bonds and is prohibited under the terms of the Credit Agreement. Consequently the Company did not pay the semi-annual dividend due to the holders of the Preferred Stock on October 1, 2002, April 1, 2003 and October 1, 2003.  Since three or more semi-annual dividend payments (whether or not consecutive) have not been paid, the holders of the Preferred Stock have the right to elect the lesser of two directors or that number of directors constituting 25% of the members of the Board of Directors.  The right of the holders of the Preferred Stock to elect members of the Board of Directors as set forth above will continue until such time as all accumulated dividends that are required to be paid in cash and that are in arrears on the Preferred Stock are paid in full in cash.  The Company does not anticipate paying cash dividends on its Preferred Stock in the foreseeable future.

Net cash used in operating activities was $18,918,000 during the nine months ended September 30, 2003, compared to $52,049,000 during the nine months ended September 30, 2002.  The change from 2002 to 2003 was primarily the result of a decrease in the payment of interest expense and income taxes, offset in part by an increase in net assets and a decrease in operating cash flow.

Net cash used in investing activities was $10,281,000 during the nine months ended September 30, 2003, compared to net cash provided by investing activities of $256,897,000 during the nine months ended September 30, 2002.  The change from 2002 to 2003 was due to the sale of KNTV on April 30, 2002 offset by increased capital expenditures as the Company continues to complete its conversion to digital television.

Net cash used in financing activities was $645,000 during the nine months ended September 30, 2003 compared to $152,080,000 during the nine months ended September 30, 2002.  The change from 2002 to 2003 was primarily due to the repayment of long-term debt and the repurchase of redeemable Preferred Stock in 2002 and a reduction in the payment of deferred financing fees.

As of October 31, 2003, the Company had approximately $54,025,000 of cash on hand.  The Company expects to generate taxable losses during 2003 that will be carried back to recover approximately $14,000,000 of income taxes paid during the calendar year 2002.  The Company expects to receive this refund during the second quarter of 2004.  The Company expects to spend a total of approximately $15,000,000 in 2003 on capital expenditures of which $10,200,000 was spent during the nine months ended September 30, 2003.  The Company believes that borrowings under the current Credit Agreement together with internally generated funds from operations, and cash on hand will be sufficient to satisfy the Company’s cash requirements until April 15, 2004, when the Company’s senior credit agreement matures.  As mentioned above, the Company expects to refinance its senior debt on or before April 15, 2004. There can be no assurance that the Company will be successful in refinancing its senior debt.  The Company is currently considering selling certain assets and, if necessary, will explore selling equity.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

The Company’s earnings may be affected by changes in short-term interest rates as a result of its Credit Agreement.  Under the Credit Agreement, the Company pays interest at the greater of LIBOR plus 4.50% or 6.50%, currently 6.50% for its Tranche A facility and the Tranche B loans bear interest at the greater of LIBOR plus 9% or 11%, currently 11%.  As of October 31, 2003, the one-month LIBOR rate was 1.12%.  The Company has not entered into any agreements to hedge the risk of potential interest rate increases.  Based on borrowings outstanding at October 31, 2003 a 2% increase in the LIBOR rate would increase interest expense on an annual basis by approximately $1,568,000.  This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such environment.

Item 4. Controls and Procedures

As of September 30, 2003, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure control and procedures were effective as of September 30, 2003.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2003.

PART II.  OTHER INFORMATION

ITEM 6.

Exhibits and Reports on Form 8-K

a.	Exhibits

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b.	Reports on Form 8-K

On August 6, 2003, we filed a Current Report on Form 8-K furnishing our press release dated August 6, 2003, which announced our Financial, results for the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANITE BROADCASTING CORPORATION
Registrant

Date:	November 12, 2003	/s/	W. DON CORNWELL
(W. Don Cornwell)
Chief Executive Officer

Date:	November 12, 2003	/s/	LAWRENCE I. WILLS
(Lawrence I. Wills)
Senior Vice President – Chief Administrative Officer
(Principal Accounting Officer)