Form 10-K
period 2003-12-31
GRANITE BROADCASTING CORP
filed 2004-03-29
CIK 839621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

As of March 5, 2004, 19,202,274 shares of Granite Broadcasting Corporation Common Stock (Nonvoting) were outstanding.  The aggregate market value (based upon the last reported sale price on the Nasdaq Small Cap Market on June 30,2003) of the shares of Common Stock (Nonvoting) held by non-affiliates was approximately $52,003,500 (For purposes of calculating the preceding amounts only, all directors and executive officers of the registrant are assumed to be affiliates.)  As of March 5, 2004, 178,500 shares of Granite Broadcasting Corporation Class A Voting Common Stock were outstanding, all of which were held by affiliates.

DOCUMENTS INCORPORATED BY REFERENCE:  None

GRANITE BROADCASTING CORPORATION

Form 10-K

Granite Broadcasting Corporation is a Delaware corporation. Unless the context otherwise requires, “we,” “us” and “our” refer to Granite Broadcasting Corporation, together with its direct and indirect subsidiaries.  Our principal executive offices are located at 767 Third Avenue, 34th Floor, New York, NY 10017, and our telephone number at that address is (212) 826-2530. Our web site is located at http://www.granitetv.com. The information on our web site is not part of this report.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These are statements that relate to future periods and include statements regarding our anticipated performance.

Generally, the words anticipates, believes, expects, intends, estimates, projects, plans and similar expressions identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements or industry results to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. These risks, uncertainties and other important factors are disclosed under ‘‘Risk factors’’ and elsewhere in this report, including, without limitation, in conjunction with the forward-looking statements included in this report.

Although we believe that these statements are based upon reasonable assumptions, we can give no assurance that our goals will be achieved. Given these uncertainties, prospective investors are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements are made as of the date of this report. We assume no obligation to update or revise them or provide reasons why actual results may differ. Important factors that could cause our actual results to differ materially from our expectations include, without limitation:

•                                        inability to implement our strategy, or, having implemented it, failure to realize anticipated cost savings or revenue opportunities available through implementation of our strategy;

•                                        inability to effect dispositions or acquisitions of television stations, which are an important part of our strategy;

•                                        the effects of governmental regulation of broadcasting, including adverse changes in, or interpretations of, the exceptions to the Federal Communications Commission’s duopoly rule which could restrict, or eliminate, our ability to enter into duopoly-type operating arrangements and implement our operating strategy;

•                                        pricing fluctuations in national and local advertising;

•                                        volatility or increases in programming costs;

•                                        restrictions on our operations due to, and the effect of, our significant leverage and limited sources of liquidity;

•                                        the impact of changes in national and regional economies;

•                                        delay in any economic recovery or the recovery not being as robust as might otherwise have been anticipated;

•                                        our ability to service our outstanding debt;

•                                        successful integration of acquired television stations (including achievement of synergies and cost reductions);

•                                        competition in the markets in which our stations are located;

•                                        loss of network affiliations or changes in the terms of network affiliation agreements upon renewal; and

•                                        technological change and innovation in the broadcasting industry.

PART I

Item 1.    Business

We are a television broadcasting company, focused on developing and operating a group of television broadcast stations in the United States.  We presently own six middle-market stations affiliated with either ABC, NBC or CBS, our Big Three Affiliates, and two stations operating in top ten markets affiliated with the Warner Brothers Television Network, our WB Affiliates. All of the Big Three Affiliates are leading providers of local news, weather and sports in their respective markets. We own all but one of our television stations through separate wholly owned subsidiaries.

We make available free of charge, on or through the SEC Filings section of our web site (http://www.granitetv.com/), our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

The following table sets forth general information for each of our licensed television stations:

TV Station	Market Area	DMA Rank(1)	Network Affiliation	Households(2)	Channel/ Frequency	Other Commercial Stations in DMA

KBWB-TV	San Francisco - Oakland - San Jose, CA	5	WB	2,436,220	20/UHF	18

WDWB-TV	Detroit, MI	10	WB	1,899,910	20/UHF	7

WKBW-TV	Buffalo, NY	44	ABC	639,190	7/VHF	8

KSEE-TV	Fresno- Visalia, CA	57	NBC	519,330	24/UHF	11

WTVH-TV	Syracuse, NY	80	CBS	375,880	5/VHF	5

WPTA-TV	Fort Wayne, IN	104	ABC	264,140	21/UHF	4

WEEK-TV	Peoria - Bloomington, IL	117	NBC	236,810	25/UHF	4

KBJR-TV	Duluth, MN - Superior, WI	136	NBC	172,250	6/VHF	5

(1)                                  “DMA rank” refers to the size of the television market or Designated Market Area (“DMA”) as defined by the A.C. Nielsen Company (“Nielsen”).  All DMA rank data is derived from the Nielsen Media Research web site’s 2002-2003 DMA’s.

(2)           Represents the number of television households in the DMA as estimated by Nielsen.

Recent Developments

On December 22, 2003, we completed a $405,000,000 offering of our 9 3/4% Senior Secured Notes, or the Notes, due December 1, 2010, at a discount, resulting in proceeds to us of $400,067,100.  Interest on the Notes is payable on December 1 and June 1 of each year, beginning on June 1, 2004.  The Notes are secured by substantially all of our assets.  We used the net proceeds from the offering in part to (i) repay all outstanding borrowings (plus accrued interest) under our senior credit agreement,  (ii) redeem at par, plus accrued interest, all of our 9 3/8% and 10 3/8% senior subordinated notes due May and December 2005, respectively, and (iii) to repurchase at par (plus accrued interest) all of our 8 7/8% senior subordinated notes due May 2008.  The remaining proceeds will be used for general working capital purposes.

Restatement of Financial Results.  On March 2, 2004, we announced that we had adopted a new policy for recognizing the useful lives of our network affiliation agreements and that such intangibles will be amortized over a period of 25 years.  Previously, these assets were accounted for as having an indefinite life.  As a result of this decision, we restated our earnings for the full year ended December 31, 2002 and for the first three quarters of 2003, and recorded additional amortization expense of $2,979,000 on these intangible assets in 2002 and $745,000 for each of the first three quarters of 2003.

Operating Strategy

We seek to increase net revenue through the following strategies:

Strategically realign station group. We actively seek strategic asset acquisitions and dispositions in order to increase net revenue.  Ideally, these transactions will result in operating more than one television station in a market or geographic region, thereby enabling us to realize substantial near term cost savings and longer term revenue enhancements.  To further this strategy, we are considering selling certain stations, including the WB stations which we believe have significant asset value due to their locations in the fifth and tenth largest DMAs.

Emphasize local news, weather and sports.  Our television stations provide high quality, locally produced news, weather and sports programming on the Big Three affiliated stations, with five of the Big Three affiliated stations ranked as the number 1 or number 2 news providers in their respective markets.  The station’s strong local news differentiates us from other media alternatives and helps to attract a loyal audience, which is appealing to advertisers.  In addition, the cost of producing local news is generally lower than the cost of syndicated programming and incremental local news programming can be added with relatively small increases in operating costs.

Grow local revenues.   The stations employ highly skilled and experienced sales managers, with an average of 25 years of television advertising sales experience, who seek to increase local advertising revenue through creative and unique sales propositions that appeal to the needs of local advertisers.  The commissioned sales teams consist of between 8 and 12 account executives per station who utilize a sophisticated inventory management system, conduct research and introduce special projects, all designed to develop new local business.

 Manage costs.  We emphasize strict control of station operating expenses through a detailed annual budgeting and monthly forecasting process.  In developing the selection of syndicated programs, we evaluate a program’s cost and projected profitability and its potential relative to other programming alternatives.  We also maintain tight control over staffing levels and capital expenditures.  Through the normal course of maintaining and updating the stations’ technical operations and infrastructure, certain processes will be automated in order to reduce long term operating costs.

The Stations and Markets

The stations operate in geographically diverse markets, which minimizes the impact of regional economic downturns.  Two stations are located in the west region (KBWB—San Francisco, California and KSEE—Fresno, California), four stations are located in the mid-west region (WDWB— Detroit, Michigan, WEEK—Peoria, Illinois, WPTA—Fort Wayne, Indiana and KBJR—Duluth, Minnesota) and two stations are located in the northeast region (WKBW—Buffalo, New York and WTVH— Syracuse, New York). Three of the eight stations are affiliated with NBC, two are affiliated with ABC, one is affiliated with CBS and two are affiliated with the WB Network.

The following is a description of each of our television stations:

KBWB, San Francisco-Oakland-San Jose, California

KBWB commenced broadcasting in 1968 and is a WB affiliate. We acquired KBWB from Pacific FM, Incorporated in July 1998.  San Francisco-Oakland-San Jose is the fifth largest DMA in the country, comprising ten counties and approximately 2.4 million television households, according to Nielsen.

KBWB is a WB Network affiliate that attracts teens, young adults and families.  KBWB’s prime time line up includes popular WB programs such as Gilmore Girls, Smallville, Angel, Everwood, 7th Heaven, Charmed and Reba.  The station’s syndicated programming includes talk shows such as Jerry Springer and Maury Povich and situation comedies such as Dharma and Gregg, King of the Hill, The Drew Carey Show and Home Improvement.

The San Francisco-Oakland-San Jose DMA is one of the most ethnically diverse DMAs in the country and almost half of its population is under 35 years of age, the young demographic targeted in part by the WB Network.  The Bay Area has the fourth highest Effective Buying Income, or EBI, with an average household EBI of $69,900, according to estimates provided by the BIA Investing in Television 2002 Market Report (the “BIA Report”).  Studies show Bay Area residents have the third-highest discretionary income in the United States.  The Bay Area economy is centered on apparel, banking and finance, biosciences, engineering and architecture, high technology, telecommunications, tourism, and wineries.  Leading employers in the area include Safeway Supermarkets, Hewlett-Packard, Seagate Technology, The Gap, Intel, Chevron Texaco Corp., Oracle and Levi-Strauss.  The Bay Area is also home to several universities, including the University of California Berkeley, San Francisco State University, San Jose State University, and Stanford University.

WDWB, Detroit, Michigan

WDWB commenced broadcasting in 1968 and is a WB affiliate.  We acquired WDWB from WXON-TV, Incorporated in January 1997.

Detroit is the tenth largest DMA in the country, comprising nine counties and approximately 1.9 million television households.

WDWB is a WB Network affiliate that attracts teens, young adults and families.  WDWB’s prime time line up includes popular WB programs such as Gilmore Girls, Smallville, Angel, Everwood, 7th Heaven, Charmed and Reba.  The station’s syndicated programming includes relationship shows such as Blind Date, Street Smarts and 5th Wheel, and situation comedies such as Fresh Prince, The Hughleys, Living Single, Will and Grace, Home Improvement, and Cheers.

The Detroit DMA is an ethnically diverse DMA and almost half of its population is under 35 years of age, the young demographic that is targeted in part by the WB Network.  Detroit ranks tenth in total EBI, with an average Detroit household EBI of $55,300, according to estimates provided in the BIA Report.  Detroit also ranks third among the top ten DMAs in percentage of Households Using Television, or HUT.  Well known as the home of the three major U.S. automobile manufacturers (General Motors, Ford and Daimler Chrysler), Detroit is also home to their advertising agencies (LCI Media, MindShare, and Pentamark/BBDO).  The Detroit economy has increasingly diversified and headquarters many major companies, as well as 64 hospitals, two world-renowned medical research centers and over 35 institutions of higher education.  A large number of influential advertising agencies serve these institutions, including TN Media, Initiative Media and Young & Rubicam and, as a leading voice in the Detroit market, WDWB has a high degree of visibility with all of them.

WKBW, Buffalo, New York

WKBW commenced broadcasting in 1958 and is an ABC Network affiliate.  We acquired WKBW from Queen City Broadcasting, Incorporated in June 1995.

Buffalo is the 44th largest DMA in the country, comprising ten counties and approximately 639,000 television households.

WKBW has a strong news organization and broadcasts 6.5 hours of locally produced programming per weekday.  The station’s morning show, “AM Buffalo” is the only locally produced program of its kind in the market and has been airing at 10 am for 25 years.  In September 2002, the station launched the market’s first locally produced information and entertainment program at 4:00 p.m. called Western New York Live, which is often the second most watched program in its time period. The station’s syndicated programming includes shows such as Live with Regis and Kelly, Wheel of Fortune and Jeopardy.  WKBW consistently achieves prime time ratings that are higher than the ABC prime time national average.

The Buffalo economy is centered on manufacturing, government, health services and financial services.  The average household effective buying income, or EBI, in the DMA was $39,300, according to estimates provided in the BIA Financial Network, Inc.’s Investing in Television 2003, 3rd Edition, or the BIA Report.  Leading employers in the area include General Motors, Ford Motor Company, American Axle and Manufacturing, M&T Bank, HSBC Bank, Roswell Park Cancer Institute, Buffalo General Hospital, Tops Markets and Verizon.

KSEE, Fresno-Visalia, California

KSEE commenced broadcasting in 1953 and is an NBC affiliate.  We acquired KSEE from Meredith Corporation in December 1993.

Fresno-Visalia is the 57th largest DMA in the country, comprising six counties and approximately 519,000 television households.

KSEE is a fast growing station in this market, recently overtaking the long-time news leader KSFN for the number one newscast at 11:00 p.m. KSEE broadcasts 5 hours of local news per weekday, including the market’s first locally produced 4:00 p.m. newscast, launched in September 2002.  The station’s syndicated programming includes shows such as Dr. Phil, Extra and Access Hollywood .

Although farming continues to be the single most important part of the Fresno area economy, the area now attracts a variety of service-based industries and manufacturing and industrial operations.  No single employer or industry dominates the local economy.  The average household EBI in the DMA was $37,300, according to estimates provided in the BIA Report.  The Fresno-Visalia DMA is also the home of several universities, including California State University- Fresno.

WTVH, Syracuse, New York

WTVH commenced broadcasting in 1948 and is a CBS affiliate.  We acquired WTVH from Meredith Corporation in December 1993.

Syracuse is the 80th largest DMA in the country, comprising seven counties and approximately 376,000 television households.  The station’s prime time programming generally ranks second in the adults 25-54 ratings category.

WTVH broadcasts 3.5 hours of locally produced programming per weekday. In January 2003, WTVH launched the market’s first locally produced information and entertainment program at 5:00 p.m. called Central New York Live.  The station’s syndicated programming includes shows such as Martha Stewart Living, Wheel of Fortune and Jeopardy .

The Syracuse economy is centered on manufacturing, education and government.  The average household EBI in the DMA was $40,400, according to estimates provided in the BIA Report.  Leading employers located in the area include SUNY Health Science Center, Syracuse University, New Process Gear, Wegmans, St. Joseph’s Hospital Health Center, Carrier Corporation, P&C

Food Markets, Niagara Mohawk and Lockheed-Martin.  The Syracuse DMA is also the home of several universities, including Syracuse University, Cornell University and Colgate University.

WPTA, Fort Wayne, Indiana

WPTA commenced broadcasting in 1957 and is an ABC affiliate.  We acquired WPTA from Pulitzer Broadcasting Company in December 1989.

Fort Wayne is the 104th largest DMA in the country, comprising twelve counties and approximately 264,000 television households.  The station’s newscasts rank number 1 in the adults 25-54 ratings category.

WPTA has been the long-time news leader in the market, broadcasting 4 hours of local news per weekday.   The station’s syndicated programming includes shows such as Martha Stewart Living, Oprah and Everybody Loves Raymond.

The Fort Wayne economy is centered on manufacturing, healthcare, communications, insurance, financial services and aerospace.  The average household EBI in the DMA was $44,700, according to estimates provided in the BIA Report.  Leading employers located in the area include Lincoln National Life Insurance, General Electric, General Motors, Sirva/North American Van Lines, Verizon, Dana, Uniroyal Goodrich and ITT.  Fort Wayne is also the home of several universities, including the joint campus of Indiana University and Purdue University at Fort Wayne.  Two major hospital systems, Lutheran Health and Parkview Health, make Fort Wayne a regional medical center that serves four states.

WEEK, Peoria-Bloomington, Illinois

WEEK commenced broadcasting in 1953 and is an NBC affiliate. We acquired WEEK from Eagle Broadcasting Corporation in October 1988.

Peoria-Bloomington is the 117th largest DMA in the country, comprising ten counties and approximately 237,000 television households.  The station’s newscasts and prime time programming rank number 1 in the adults 25-54 ratings category.

WEEK is the perennial market news leader, broadcasting 4.5 hours of local news per weekday and ranking number one in every newscast and in every key time period.  For four of the last five years, the Illinois Broadcaster’s Association has named WEEK Station of the Year. The station’s syndicated programming includes shows such as Martha Stewart Living, Dr. Phil, Oprah, and Seinfeld.

The Peoria economy is centered on heavy equipment manufacturing and agriculture but has achieved diversification with the growth of service-based industries such as conventions, healthcare and telecommunications.  Prominent corporations located in Peoria include Caterpillar, Central Illinois Light Company, Commonwealth Edison Company, Komatsu Mining Systems, and IBM. In addition, the United States Department of Agriculture’s second largest research facility is located in Peoria, and the area has become a major regional healthcare center.

The economy of Bloomington is focused on insurance, education, agriculture and manufacturing. Leading employers located in Bloomington include State Farm Insurance Company, Country Companies Insurance Company and Diamond-Star Motors Corporation (a subsidiary of Mitsubishi).  The Peoria-Bloomington area is also the home of numerous institutions of higher education including Bradley University, Illinois Central College, Illinois Wesleyan University, Illinois State University, Eureka College and the University of Illinois College of Medicine.  The average household EBI in the DMA was $46,100, according to estimates provided in the BIA Report.

KBJR, Duluth, Minnesota-Superior, Wisconsin

KBJR commenced broadcasting in 1954 and is an NBC affiliate.  We acquired KBJR from RJR Communications, Incorporated in October 1988.

Duluth, MN-Superior, WI is the 136th largest DMA in the country, comprising twelve counties and approximately 172,000 television households.  The station’s newscasts and prime time programming generally rank number 1 in the adults 25-54 ratings category.

KBJR is a strong competitor in the market, broadcasting 3.5 hours of local news per weekday.  The station’s syndicated programming includes shows such as Martha Stewart Living, Dr. Phil, Jeopardy and Wheel of Fortune.  We also own Channel 11 License, Inc., the licensee of television station KRII, Channel 11, Chisholm, Minnesota, a satellite station that transmits the signal of KBJR into the northern section of the DMA. Although KRII predominantly rebroadcasts the KBJR signal, KRII broadcasts unique news and weather content, as well as certain commercials, separately to this region. KBJR also airs United Paramount Networks, or UPN, programming over its DTV signal that is carried by virtually all cable operators in the DMA.

The area’s primary industries include mining, fishing, food products, paper, medical, shipping, tourism and timber.  The average household EBI in the DMA was $36,900, according to estimates provided in the BIA Report. Duluth is one of the major ports in the United States out of which iron ore, coal, limestone, cement, grain, paper and chemicals are shipped. Duluth is also a regional banking, retail, medical and cultural center with leading employers including St. Mary’s/Duluth Clinic, St. Luke’s Hospital, Uniprise (United HealthCare), Allete (Minnesota Power), DM&IR (Duluth Mesabi and Iron Range Railway Co.), Cirrus Design, Grandma’s Restaurants, Minnesota Air National Guard and the United States Postal Service Remote Encoding Center.  The Duluth-Superior area is also the home of numerous educational institutions such as the University of Minnesota-Duluth, the University of Wisconsin-Superior and the College of St. Scholastica.

Employees

As of March 5, 2004, we employed 714 persons, of whom 263 are represented by three unions pursuant to agreements expiring in 2004, 2005, 2007 and 2008.  We believe our relations with our employees are good.

Network Affiliation

The nature of a television station’s revenues, expenses and operations is largely dependent on whether or not a station is affiliated with one of the major networks.  Affiliates of the major networks, which include NBC, ABC, CBS and Fox, receive a significant portion of their programming each day from the network.  These major networks provide programming, and in some cases, cash payments, to their affiliated stations in exchange for a significant portion of the affiliates’ advertising inventory during the network provided programs.  These networks then sell this advertising time and retain the revenue.  Affiliates of WB and UPN, receive prime time programming from the network pursuant to agreed upon arrangements.

In contrast, fully independent stations purchase or produce all of their programming, resulting in higher programming costs, but allowing independent stations to retain entire advertising inventory and revenue. However, barter and cash-plus-barter arrangements are becoming increasingly popular.  Under these arrangements, a national program distributor typically retains up to 50% of the available advertising time for programming it supplies, in exchange for reduced fees for such programming from the independent stations.

We have entered into affiliation agreements with networks for each of our stations.  KSEE, WEEK, and KBJR are affiliated with NBC, WPTA and WKBW are affiliated with ABC, WTVH is affiliated with CBS, and KBWB and WDWB stations are affiliated with WB.

The affiliation agreements with the major networks provide the stations with the right to broadcast all programs transmitted by the traditional network with which it is affiliated. In exchange, the network has the right to sell a significant amount of the advertising time during these broadcasts.  In addition, the CBS and ABC stations, for every hour that those stations elect to broadcast traditional network programming, the network pays the station a fee, specified in each affiliation agreement, which varies with the time of day.  The NBC stations currently do not receive network compensation.  Typically, prime time programming generates the highest hourly rates. Rates are subject to increase or decrease by the network during the term of each affiliation agreement, with provisions for advance notice to, and right of termination by, the station in the event of a reduction in rates.

Under the affiliation agreements with the WB network, KBWB and WDWB each pays an affiliation fee for the programming each station receives pursuant to its affiliation agreement.

The network affiliation agreements expire on the following dates:

Station	Network affiliation	Affiliation agreement expiration date
WDWB	WB	May 31, 2004
WKBW	ABC	June 30, 2005
WPTA	ABC	July 3, 2005
WTVH	CBS	December 31, 2005
KBWB	WB	January 9, 2008
KSEE	NBC	December 31, 2011
WEEK	NBC	December 31, 2011
KBJR	NBC	December 31, 2011

Under each of the affiliation agreements, the networks may terminate the agreement upon advance written notice under the circumstances specified in the agreements.  Under our ownership, none of our stations has received a termination notice from its respective network.  We have no reason to believe that the network affiliation agreements will not be renewed when they expire.

Industry Overview

Commercial television broadcasting began in the United States on a regular basis in the 1940s.  Currently, there are a limited number of channels available for broadcasting in any one geographic area and the license to operate a broadcast station is granted by the FCC.  Television stations can be distinguished by the frequency on which they broadcast.  Television stations which broadcast over the very high frequency, or VHF, band of the spectrum generally have some competitive advantage over television stations that broadcast over the ultra-high frequency, or UHF, band of the spectrum because VHF stations usually have better signal coverage and operate at a lower transmission cost. In television markets in which all local stations are UHF stations, such as Fort Wayne, Indiana, Peoria-Bloomington, Illinois and Fresno- Visalia, California, there is no competitive disadvantage to broadcasting over a UHF band.

Television station revenues are primarily derived from local, regional and national advertising and, to a lesser extent, from network compensation and revenues from studio rental and commercial production activities.  Advertising rates are based upon a program’s popularity among the viewers an advertiser wishes to attract, the number of advertisers competing for the available time, the size and demographic make-up of the market served by the station, and the availability of alternative advertising media in the market area. Because broadcast television stations rely on advertising revenues, declines in advertising budgets, particularly in recessionary periods, adversely affect the broadcast industry, and as a result may contribute to a decrease in the value of broadcast properties.

Competition

The financial success of our television stations is dependent on audience ratings and advertising revenues within each station’s geographic market.  The stations compete for revenues with other television stations in their respective markets, as well as with other advertising media, such as newspapers, radio, magazines, outdoor advertising, transit advertising, yellow page directories, the Internet, direct mail and local cable systems.  Some competitors are part of larger companies with substantially greater financial resources than us.

Competition in the broadcasting industry occurs primarily in individual markets. Generally, a television broadcasting station in one market does not compete with stations in other market areas.  Our television stations are located in highly competitive markets.

A television station’s ability to successfully compete in a given market depends upon several factors, including:

•                  management experience;

•                  signal coverage;

•                  local program acceptance;

•                  network affiliation;

•                  audience characteristics;

•                  assigned frequency; and

•                  strength of local competition.

The broadcasting industry is continuously faced with technological change and innovation, the possible rise in popularity of competing entertainment and communications media, and changes in labor conditions, any of which could have an adverse effect on our operations and results.  For example, digital video recorders, which permit consumers to digitally record television programming and then play back that programming, often without commercial advertisement, are increasing in popularity and could have an adverse effect on the our ability to generate advertising revenue.

Alternate programming, entertainment and video distribution systems can increase competition for a broadcasting station by bringing distant broadcasting signals into its market which are not otherwise available to the station’s audience and also by serving as distribution systems for non-broadcast programming.  Programming is now being distributed to cable television systems by both terrestrial microwave systems and by satellite.  Our stations also compete with home entertainment systems, including video cassette recorders and playback systems, video discs and television game devices, the Internet, multi-point distribution systems, multi-channel multi-point distribution systems, video programming services available through the Internet and other video delivery systems.

Our television stations also face competition from direct broadcast satellite services which transmit programming directly to homes equipped with special receiving antennas and from video signals delivered over telephone lines. Satellites may be used not only to distribute non-broadcast programming and distant broadcasting signals but also to deliver local broadcast programming which otherwise may not be available to a station’s audience.  Our stations may also face competition from wireless cable systems, including multi-channel distribution services, or MDS.  Two four-channel MDS licenses have been granted in most television markets.  MDS operations can provide commercial programming on a paid basis.  A similar service also can be offered using the instructional television fixed service, or ITFS.  The FCC allows the educational entities that hold ITFS licenses to lease their excess capacity for commercial purposes.  The multi-channel capacity of ITFS could be combined with either an existing single channel MDS or a newer multi-channel multi-point distribution service to increase the number of available channels offered by an individual operator.

In addition, video compression techniques, now in use with direct broadcast satellites and in development for cable, are expected to permit a greater number of channels to be carried within existing bandwidth. These compression techniques, as well as other technological developments, are applicable to all video delivery systems, including over-the-air broadcasting and other non-broadcast commercial applications, and have the potential to provide vastly expanded programming to highly targeted audiences. Reduction in the cost of creating additional channel capacity could lower barriers to entry for new channels and encourage the development of increasingly specialized niche programming.  This ability to reach very narrowly defined audiences may alter the competitive dynamics for advertising expenditures.

We are unable to predict the effect that these or other technological changes will have on our business or ability of the stations to compete in their markets.  Commercial television broadcasting may face future competition from interactive video and data services that provide two-way interaction with commercial video programming, along with information and data services that may be delivered by commercial television stations, cable television, direct broadcast satellites, multi-point distribution systems, multi-channel multi-point distribution systems or other video delivery systems.   In addition, actions by the FCC, Congress and the courts all suggest an increased future involvement in the provision of video services by telephone companies.  The Telecommunications Act of 1996 lifted the prohibition on the provision of cable television services by telephone companies in their own telephone areas subject to regulatory safeguards and permits telephone companies to own cable systems under certain circumstances.  We cannot predict the impact of any future relaxation or elimination of the existing limitations on the ownership of cable systems by telephone companies on the stations.  The elimination or further relaxation of the restriction, however, could increase the competition the stations face from other distributors of video programming.

FCC Regulation of Television Broadcasting

Television broadcasting is subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended.  The Communications Act prohibits the operation of television broadcasting stations except under a license issued by the FCC and empowers the FCC to issue, revoke and modify broadcasting licenses, determine the locations of stations, regulate the equipment used by stations, adopt regulations to carry out the provisions of the Communications Act and impose penalties for violation of such regulations.  The Telecommunications Act of 1996 was enacted on February 8, 1996 and amends major provisions of the Communications Act.

License Issuance and Renewal

Television broadcasting licenses are typically granted and renewed for a period of eight years, but may be renewed for a shorter period upon a finding by the FCC that the “public interest, convenience and necessity” would be served by a license for a shorter period. When a station applies for renewal of its television license, parties in interest as well as members of the public may apprise the FCC of the service the station has provided during the preceding license term and urge the grant or denial of the renewal application.  A competing application for authority to operate a station and replace the incumbent licensee may not be filed against a renewal application and considered by the FCC in deciding whether to grant a renewal application.

The FCC grants a renewal application upon a finding that the licensee:

•                has served the public interest, convenience, and necessity;

•                has committed no serious violations of the Communications Act or the FCC’s rules; and

•                has committed no other violations of the Communications Act or the FCC’s rules which would constitute a pattern of abuse.

If the FCC cannot make this finding, it may deny a renewal application, and accept other applications to operate the station of the former licensee.  In the vast majority of cases, the FCC renews broadcast licenses even when petitions to deny are filed against broadcast license renewal applications.  All of our existing licenses are in effect and are subject to renewal during 2005, 2006 and 2007.  The main station licenses for our television stations expire on the following dates:

Station	License expiration date
WPTA	August 1, 2005
WDWB	October 1, 2005
WEEK	December 1, 2005
KBJR	December 1, 2005
KRII (1)	April 1, 2006
KSEE	December 1, 2006
KBWB	December 1, 2006
WTVH	June 1, 2007
WKBW	June 1, 2007

(1)                                  KRII, Channel 11, Chisholm, Minnesota, is a satellite station that transmits the signal of KBJR into the northern section of the DMA.   Although KRII predominantly rebroadcasts the KBJR signal, KRII broadcasts unique news and weather content, as well as certain commercials, separately to this region. KBJR also airs UPN programming over its DTV signal that is carried by virtually all cable operators in the DMA.

Although there can be no assurances that our licenses will be renewed, we are not aware of any facts or circumstances that would prevent us from having our licenses renewed.

Ownership Restrictions

The Communications Act also prohibits the assignment of a license or the transfer of control of a licensee without prior approval of the FCC.  In its review process, the FCC considers financial and legal qualifications of the prospective assignee or transferee and also determines whether the proposed transaction complies with rules limiting the common ownership of certain attributable interests in broadcast, cable, and newspaper media on a local and national level.  The FCC’s restrictions on multiple ownership could limit the acquisitions and investments that we make or the investments other parties make in us.  However, none of our officers, directors or holders of voting common stock currently has attributable or non-attributable interests that violate the FCC’s ownership rules currently in effect. As discussed below, the FCC released a comprehensive media ownership order on July 2, 2003 in which it revised many of its media ownership rules following completion of a biennial review proceeding commenced in September 2002. This review was conducted pursuant to Section 202(h) of the Telecommunications Act of 1996, which required the FCC to conduct reviews of its media ownership rules every two years.  On January 22, 2004, President Bush signed into law the Consolidated Appropriations Act of 2004, which, among other things, amended Section 202(h) of the Telecommunications Act of 1996 to provide that the FCC need only conduct its regular reviews of its media ownership rules on a quadrennial, rather than biennial, basis.

These revisions of the media ownership rules have not gone into effect because of a stay issued on September 3, 2003 by the United States Court of Appeals for the Third Circuit.  The stay remains in effect during the Third Circuit’s review of the media ownership order.  Oral arguments in the case were held on February 11, 2004.  Several parties also have petitioned the FCC for reconsideration of its biennial review media ownership order. This proceeding remains pending. We are unable to predict the eventual outcome or effect of the Third Circuit’s review or the FCC’s review on reconsideration.  In addition, there are numerous proposals currently before Congress to set aside or modify some or all of the rule changes set forth in the media ownership order.  We are unable to predict whether any of these proposals will be enacted or the potential effect such changes would have on our business.

Attribution

Ownership of television licensees is attributed to officers, directors and shareholders who own 5% or more of the outstanding voting stock of a licensee, except that certain institutional investors who exert little or no control or influence over a licensee may own up to 20% of a licensee’s outstanding voting stock before attribution results.  Under the FCC’s “equity-debt plus” rule, a party’s interest will be deemed attributable if the party owns equity, including all stockholdings, whether voting or non-voting, common or preferred, and debt interests, in the aggregate, exceeding 33% of the total asset value, including debt and equity, of the licensee and it either provides 15% of the station’s weekly programming or owns an attributable interest in another broadcast station, cable system or daily newspaper in the same market.  In contrast, debt instruments, non-voting stock and certain limited partnership interests, provided the licensee certifies that the limited partners are not materially involved in the media-related activities of the partnership, will not result in attribution.

In December 2000, the FCC revised its rules to eliminate the single majority shareholder exception from the broadcast attribution rules.  Under that exception, the interest of a minority voting shareholder would not be attributable if one person or entity held more than 50% of the combined voting power of the common stock company holding or controlling a broadcast license.  Any minority voting stock interest in a company with a single majority shareholder was grandfathered as non-attributable if the interest was acquired before December 14, 2000. The FCC’s decision eliminating the single majority shareholder exception as it applies to cable system ownership was appealed to the United States Court of Appeals for the District of Columbia Circuit, and in March 2001, the court reversed the FCC’s decision and remanded the case to the FCC.  In December 2001, the FCC suspended its repeal of the single majority shareholder exception for broadcast attribution rules, effectively reinstating the exception, until it could act on the court remand.  As a result, the single majority shareholder exception from the broadcast attribution rules currently is in effect.  The media ownership order did not address the majority shareholder exception.

In addition, for purposes of its national and local multiple ownership rules, the FCC attributes local marketing agreements in which the broker provides more than 15% of the brokered station’s weekly program time.  This means that, if an entity owns one television station in a market and has a qualifying local marketing agreement with another station in the same market, this arrangement must comply with all of the FCC’s ownership rules including the television duopoly rule. Local marketing agreements entered into prior to November 5, 1996 are grandfathered until the FCC’s 2004 biennial review when their status will be reviewed on a case by case basis.  Local marketing agreements entered into on or after November 5, 1996 were grandfathered temporarily until August 2001 only.  We do not operate any stations pursuant to a local marketing agreement.

In its recent media ownership order, the FCC concluded that a radio joint advertising sales agreement in which a same-market radio station was the broker for more than 15 percent of the brokered radio station’s weekly advertising time would constitute an attributable interest for the broker in the brokered radio station.  As a result, the FCC would count the brokered radio station towards the broker’s permissible ownership totals under the revised radio ownership rules.  The FCC did not attribute same-market joint sales agreements for television stations in its media ownership order. However, the FCC did indicate that it would initiate a proceeding to seek comment on whether to attribute same-market television joint sales agreements.  We are not currently a party to any joint sales agreement but may seek to enter into such agreements as part of its acquisition strategy.  We cannot predict whether the FCC will decide to attribute television joint sales agreements.

National Ownership Rules

Prior to the 2002 biennial review, FCC rules provided that no individual or entity could have an attributable interest in television stations that reach more than 35% of the national television viewing audience.  For purposes of this calculation, stations in the UHF band, which covers channels 14—69, receive a “UHF discount” and are attributed with only 50% of the households attributed to stations in the VHF band, which covers channels 2—13. In the media ownership order, the FCC raised the national ownership cap from 35% to 45% and maintained the UHF discount.  The national ownership cap was subject to a pending appeal before the Third Circuit and, as a result, was stayed pending that review.   However, the appropriations act of 2004 amended Section 202(c) of the Telecommunications Act of 1996 by increasing the national ownership cap to 39 percent. This legislation further provided that the national ownership cap would not be subject to the same quadrennial review process as the Commission’s other media ownership rules. Although some parties, including the FCC, have argued that the legislation moots the national ownership cap issue, the Third Circuit has not yet made that determination. The UHF discount also is subject to the Third Circuit review. On February 19, 2004, the FCC released a public notice seeking additional comment on the UHF discount, as part of its ongoing reconsideration of the media ownership order, in light of the legislation discussed above.  We are unable to predict the result of the Third Circuit appeal or the FCC’s reconsideration proceeding.

Television Duopoly Rule

Prior to the 2002 biennial review, the FCC’s television duopoly rule permitted parties to own up to two television stations in the same designated market area as long as at least eight independently owned and operating full-power television stations, or “voices,” would remain in the market post-acquisition, and at least one of the two stations was not among the top four ranked stations in the designated market area based on specified audience share measures.  Under the duopoly rule, once a company acquires a television station duopoly, the joint owner is not required to divest either station if the number of voices within the market subsequently falls below eight, or if either of the two jointly-owned stations later is ranked among the top four stations in the market; however, the multiple television station owner can sell the television combination to a third party only if the joint ownership is in compliance with the duopoly rule at the time of the sale to the third party.

The FCC revised the duopoly rule in the media ownership order.  Pursuant to the revised duopoly rule, a single entity may own an attributable interest in two television stations in the same designated market area provided that one of the stations is not among the top-four rated stations in the market based on audience share.  A station’s rank is determined by using the station’s most recent all-day audience share, as measured by Nielsen, at the time the transfer or assignment application is filed with the FCC.  In addition, the media ownership order provides that an entity may own an attributable interest in three television stations in the same designated market area if the proposed acquisition does not involve one of the top-four rated stations and there are at least 18 independent television station voices in the designated market area.  Under the revised duopoly rule, the multiple television station owner can sell the television combination to a third party only if the joint ownership is in compliance with the revised duopoly rule at the time of the sale to the third party. Both commercial and non-commercial broadcast television stations are counted to determine the number of television stations that are in a designated market area.

Under its previous rules, the FCC could grant a waiver of the television duopoly rule if one of the two television stations was a failed or failing station, if the proposed transaction would result in the construction of an unbuilt television station or if compelling public interest factors were present, provided that a waiver applicant demonstrated that no reasonable out-of-market buyer was available.  The FCC generally retained this waiver standard in the media ownership order but removed its requirement that an applicant demonstrate the absence of an out-of-market buyer.  In addition, the FCC provided for a case-by-case review of other waiver requests in markets with 11 or fewer stations, in recognition that consolidation in markets of this size could lead to significant public interest benefits in some circumstances.  The FCC also imposed two limitations on waivers once they are granted.  First, at the end of the merged stations’ license terms, the combined stations’ owner must provide a specific factual showing of the public interest benefits provided from the merger and must certify that the public interest benefits promised by the merger are being fulfilled. Second, a combination owner may not assign or transfer a station combination involving a station acquired pursuant to a waiver unless the assignee or transferee demonstrates that the proposed transaction complies with the waiver standard at the time of the acquisition.

Prior to the 2002 biennial review, satellite stations authorized to rebroadcast the programming of a parent station located in the same designated market area were exempt from the duopoly rule.  The FCC retained this satellite exemption in the media ownership order.  As a result, our common ownership of KBJR and KRII is fully consistent with the television duopoly rule under the previous or modified rules.

The FCC’s media ownership order is subject to an appeal before the Third Circuit. Pursuant to a stay issued September 3, 2003, the FCC’s previous duopoly rule and waiver standard remain in effect while this appeal is pending.  We cannot predict the eventual outcome or the effect of the Third Circuit’s review of the media ownership order.

Cross-Ownership Rules

The FCC’s rules previously prohibited the holder of an attributable interest in a television station from also holding an attributable interest in a cable television system serving a community located within the coverage area of that television station. On February 26, 2003, the FCC released an order repealing the broadcast/cable cross-ownership rule, pursuant to a 2002 United States Court of Appeals for the District of Columbia Circuit decision vacating the FCC’s previous broadcast/ cable cross-ownership rule.

Prior to the 2002 biennial review, the FCC’s broadcast/newspaper cross-ownership rule further prohibited the common ownership of a broadcast television station and a daily newspaper in the same local market.  The FCC’s radio/television cross-ownership rule also restricted the common ownership of television and radio stations in the same market.  Under the previous rules, one entity could own up to two television stations and six radio stations in the same market provided that:

•                  20 independent media voices, including certain newspapers and a single cable system, would remain in the relevant market following consummation of the proposed transaction, and

•                  the proposed combination would be consistent with the television duopoly and local radio ownership rules.

If fewer than 20 but more than 9 independent media voices would remain in a market following a proposed transaction, and the proposed combination was otherwise consistent with the FCC’s rules, a single entity could hold attributable interests in up to two television stations and up to four radio stations.  If neither of these “independent media voice” tests was met, a party generally could have an attributable interest in no more than one television station and one radio station in a market.

The FCC revised its cross-ownership rules in the media ownership order.  The new cross-media ownership rules, which limit the number and type of media outlets a single entity may own in a local market, replace both the prior broadcast/newspaper cross-ownership rule and the prior radio/television cross-ownership rule.  The new cross-media ownership rules permit cross-media combinations according to the number of television stations within a market.  In markets with nine or more television stations, there are no cross-media ownership limits.  In markets with between four and eight television stations, one of the following combinations is permitted:

•                  a daily newspaper, one television station, and up to half of the radio station limit for that market;

•                  a daily newspaper and up to the radio station limit for that market; or

•                  two television stations and up to the radio station limit for that market.

In markets with three or fewer television stations, no cross-ownership among television, radio, and newspapers is permitted; however, an entity may obtain a waiver of this ban by showing that the television station and the cross-owned media do not serve the same area.  In addition, the new rule defines the local market according to the number of television stations within the area, not independent voices.

The FCC’s new cross-ownership rules are subject to the appeal currently before the Third Circuit.  Pursuant to a stay issued September 3, 2003, the FCC’s previous cross-ownership rules remain in effect while this appeal is pending.  We cannot predict the eventual outcome or effect of the Third Circuit’s review of the media ownership order.

Antitrust Review

The Department of Justice and the Federal Trade Commission have the authority to determine that a transaction presents antitrust concerns.  These agencies have increased their scrutiny of the television and radio industries, and have indicated their intention to review matters related to the concentration of ownership within markets, including local marketing agreements, even when the ownership or local market agreement in question is permitted under the regulations of the FCC.  In March 2002, the Department of Justice and Federal Trade Commission reached an agreement through which the Department of Justice would assume primary control over all merger reviews in the media and entertainment industries, however, the Senate Commerce committee has stated an intention to formally review this decision to assign media mergers to the Department of Justice.  There can be no assurance that future policy and rulemaking activities of the Antitrust Agencies will not impact our operations.

Alien Ownership

Foreign governments, representatives of foreign governments, non-citizens, representatives of non-citizens, and corporations or partnerships organized under the laws of a foreign nation are barred from holding broadcast licenses.  Non-citizens, however, may own up to 20% of the capital stock of a licensee and up to 25% of the capital stock of a United States corporation that, in turn, owns a controlling interest in a licensee.  A broadcast license may not be granted to or held by any corporation that is controlled, directly or indirectly, by any other corporation of which more than one-fourth of the capital stock is owned or voted by non-citizens or their representatives, by foreign governments or their representatives, or by non-U.S. corporations, if the FCC finds that the public interest will be served by the refusal or revocation of such license.  Non-citizens may serve as officers and directors of a broadcast licensee and any corporation controlling, directly or indirectly, such licensee.  As a result, we are restricted by the Communications Act from having more than one-fourth of our capital stock owned by non-citizens, foreign governments or foreign corporations, but not from having an officer or director who is a non-citizen.

Equal Employment Opportunity

On November 20, 2002, the FCC released a new set of equal employment opportunity rules which became effective on March 10, 2003. The new rules require us to comply with certain recruiting, outreach, record keeping and reporting requirements in addition to complying with the general prohibition against employment discrimination.  On February 6, 2003, interested parties filed a joint petition for partial reconsideration of the FCC’s new rules.  We are unable to predict the resolution of the petition for reconsideration.  The new rules remain in effect pending the resolution of this petition for reconsideration.

Must Carry/Retransmission Consent

The Cable Television Consumer Protection and Competition Act of 1992, or Cable Act, and the FCC’s implementing regulations give television stations the right to control the use of their signals on cable television systems.  Under the Cable Act, at three year intervals beginning in June 1993, every qualified television station is required to elect whether it wants to avail itself of must-carry rights or, alternatively, to grant retransmission consent.  Whether a station is qualified depends on factors such as the number of activated channels on a cable system, the location and size of a cable system, the amount of duplicative programming on a broadcast station and the signal quality of the station at the cable system’s head end.  If a television station elects retransmission consent, cable systems are required to obtain the consent of that television station for the use of its signal and could be required to pay the television station for such use.  The Cable Act further requires mandatory cable carriage of all qualified local television stations electing their must-carry rights or not exercising their retransmission rights.  Under the FCC’s rules, television stations were required to make their latest periodic election between must-carry and retransmission consent status by October 1, 2002, for the period from January 1, 2003 through December 31, 2005.  Television stations that failed to make an election by the specified deadline are deemed to have elected must-carry status for the relevant three-year period.  For the three year period beginning January 1, 2003, each of our stations has either elected its must-carry rights, entered into retransmission consent agreements, or obtained an extension to permit us to continue negotiating a retransmission consent agreement with substantially all cable systems in its designated market area.

The FCC currently is conducting a rulemaking proceeding to determine the scope of the cable systems’ carriage obligations with respect to digital broadcast signals during and following the transition from analog to digital television, or DTV, service.  In its initial order, the FCC tentatively concluded that broadcasters would not be entitled to mandatory carriage of both their analog and DTV signals and that broadcasters with multiple DTV video programming streams would be required to designate a single primary video stream eligible for mandatory carriage.  Alternatively, a broadcaster may negotiate with cable systems for carriage of its DTV signal in addition to its analog signal, or for carriage of multiple programming streams within its DTV signal, under retransmission consent.  The FCC is expected to reexamine these carriage issues in its next order, which we expect to be issued this year.  We are not able to predict whether the FCC will require cable systems to: (i) carry all programming streams within a station’s DTV signal and/or (ii) to carry a station’s analog and DTV signals simultaneously.

Satellite Home Viewer Improvement Act

Under the Satellite Home Viewer Improvement Act, or SHVIA, a satellite carrier generally must obtain retransmission consent before carrying a television station’s signal. Specifically, SHVIA:

•                  provides a statutory copyright license to enable satellite carriers to retransmit a local television broadcast station into the station’s local market;

•                  permits the continued importation of network signals that originate outside of a satellite subscriber’s local television market or designated market areas for certain existing subscribers;

•                  provides broadcast stations with retransmission consent rights in their local markets; and

•                  mandates carriage of broadcast signals in their local markets after a phase-in period.

•                  Local markets are defined to include both a station’s designated market area and its county of license.

SHVIA permits satellite carriers to provide distant or nationally broadcast programming to subscribers in “unserved” households.  Households are unserved by a particular network if they do not receive a signal of at least a specified intensity from a station affiliated with that network or may qualify as unserved pursuant to other limited circumstances.  However, satellite television providers can retransmit the distant signals of no more than two stations per day for each television network.  As of January 1, 2002, a satellite carrier retransmitting the signal of any local broadcast station into the station’s local market generally must carry all stations licensed to the carried station’s local market upon request. The portion of SHVIA that grants satellite carriers a compulsory copyright license to provide distant network signals to unserved households is set to expire at the end of 2004. In January 2004, legislation was introduced in the Senate which would extend the term of this provision to December 31, 2009. Absent an extension of the compulsory copyright license, a satellite carrier may not deliver a distant network signal to households unless it first obtains the agreement of the copyright owners of the copyrighted programming broadcast by the station.

Pursuant to SHVIA, satellite carriers are beginning to offer local broadcast signals to subscribers in some of the nation’s large and mid-sized television markets. As of March 5, 2004, satellite carrier DIRECTV carried the signals of our stations KBWB, WDWB and WKBW and announced plans to carry KSEE, KBJR and WPTA sometime in 2004.  EchoStar currently carries KBWB, WDWB, WKBW and KSEE.

Digital Television

Pursuant to the Telecommunications Act of 1996, the FCC has adopted rules authorizing and implementing digital television, or DTV, service, technology that should improve the quality of both the audio and video signals of television stations. The FCC has “set aside” channels within the existing television spectrum for DTV and limited initial DTV eligibility to existing television stations and certain applicants for new television stations.  The FCC has adopted a DTV table of allotments as well as service and licensing rules to implement DTV service.  The DTV allotment table provides a channel for DTV operations for each existing broadcaster and is intended to enable existing broadcasters to replicate their existing analog service areas.  The affiliates of CBS, NBC, ABC and Fox in the ten largest U.S. television markets were required to initiate commercial DTV service with a digital signal by May 1, 1999.  Affiliates of these networks located in the 11th through the 30th largest U.S. television markets were required to begin DTV operation by November 1, 1999.  All other commercial stations were required to construct DTV facilities by May 1, 2002.  In November 2001, the FCC modified its digital television transition rules in an effort to ease the burden of the required build out. Among other changes, the FCC relaxed its initial build out requirement.  Under the new rules, a station will not have to replicate its entire analog service area until a date to be set in a proceeding initiated in February 2003.  The FCC has not established a date by which stations must replicate their analog service area.

Congress has generally required broadcasters to convert to DTV service, terminate their existing analog service and surrender one of their two television channels to the FCC, on or before December 31, 2006.  This 2006 transition date may be extended, however, upon the request of a station, in the event that:

•                  one or more of the stations in the station’s market licensed to or affiliated with one of the top four largest national television networks are not broadcasting a digital television signal, and the FCC finds that each such station has exercised due diligence and satisfies the conditions for an extension of the applicable construction deadlines for digital television service in that market;

•                  digital-to-analog converter technology is not generally available in such market; or

•                  15% or more of the television households in the station’s market either, do not subscribe to a multi-channel video programming distributor that carries the DTV channels offered in that market; or do not have either at least one television receiver capable of      receiving DTV service or at least one television receiver of analog service signals equipped with digital-to-analog converter technology.

The FCC also has adopted rules that permit DTV licensees to offer ancillary or supplementary services on their DTV channels under certain circumstances.  The FCC rules further require DTV licensees to pay a fee of 5% of the gross revenues received from any ancillary or supplemental uses of the DTV spectrum for which the company charges subscription fees or other specified compensation.  No fees will be due for commercial advertising revenues received from free over-the-air broadcasting services.  The FCC recently adopted rules intended to protect digital television transmissions from unauthorized redistribution. Specifically, the FCC adopted use of a mechanism known as the “broadcast flag” to protect digital transmissions from unauthorized redistribution and also established rules to ensure that equipment on both the transmission and reception side is capable of giving effect to the broadcast flag.  The FCC also has initiated a notice of inquiry to examine whether additional public interest obligations should be imposed on DTV licensees.  Various proposals in this proceeding would require DTV stations to increase their program diversity, focus more programming and resources on addressing local issues and political discourse, increase access for disabled viewers and improve emergency warning systems.

KBWB, WEEK and KSEE have initiated full power operation of their DTV facilities pursuant to an FCC license.  WPTA has constructed its facilities, begun full-power operation pursuant to automatic program test authority, and filed an application for a license to cover this operation, which application remains pending.  Similarly, WDWB has constructed full-power DTV facilities and begun full-power operation pursuant to automatic program test authority, but has not yet filed an application seeking a license to cover this operation.

KBJR and WTVH completed construction of their DTV facilities and operate their DTV facilities pursuant to  special temporary authorizations for limited build-out operation, which expire on April 22, 2004 and June 15, 2004, respectively.  As indicated above, the FCC expressly authorized limited buildout of DTV facilities in order to facilitate the DTV transition, and DTV operation pursuant to a special temporary authorization automatically extends a station’s DTV construction permit indefinitely.  We may request additional six-month extensions of KBJR’s and WTVH’s special temporary authorizations as necessary, which we predict will be approved under the FCC’s current rules.

WKBW completed construction of its DTV facilities in March 2004 and operates its DTV facilities pursuant to a special temporary authorization for limited buildout operation, the initial term of which expires August 17, 2004.

The FCC had previously denied WKBW’s request for a third extension of its DTV construction permit on October 16, 2003, and admonished WKBW for failure to complete construction of its DTV facilities before the required deadline.  As a result of this denial, WKBW was required to submit regular progress reports documenting its construction efforts. WKBW has petitioned the FCC for reconsideration of the admonishment and predicts that its DTV construction permit will be extended indefinitely by virtue of its limited buildout operation pursuant to a special temporary authorization.

The FCC has not yet addressed the DTV requirements applicable to satellite stations like KRII.

Class A Television Stations

In November 1999, Congress enacted the Community Broadcasters Protection Act, which created a new Class A status for low power television stations.  Under this statute, low power television stations which previously had secondary status to full power television stations are eligible for Class A status and are entitled to protection from future displacement by modifications to full-power television stations under certain circumstances.  The FCC has adopted rules governing the extent of interference protection that must be afforded to Class A stations and the eligibility criteria for these stations.  Because Class A stations are required to provide interference protection to previously authorized full-power television stations, these new facilities are not expected to adversely affect the operations of our television stations.

Proposed Legislation and Regulations

The FCC currently has under consideration, and the Congress and the FCC may in the future consider and adopt, new or modified laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect the operation, ownership, and profitability of our broadcast properties, result in the loss of audience share and advertising revenues for our stations, or affect our ability to acquire additional stations or finance acquisitions.  Such matters include but are not limited to:

•                  extension of the SHVIA compulsory copyright license for satellite carriers’ delivery of local stations;

•                  Penalties for the broadcast of indecent programming;

•                  Broadcast ownership limits;

•                  expediting the digital television transition;

•                  minority and female involvement in the broadcasting industry;

•                  public interest obligations of broadcasters;

•                  technical and frequency allocation matters;

•                  changes to broadcast technical requirements;

•                  an examination of whether the cable must-carry requirement mandates carriage of both analog and digital television signals.

We cannot predict whether such changes will be adopted or, if adopted, the effect that such changes would have on our business.

Item 2.    Properties

Our principal executive offices are located in New York, New York.  The lease agreement, for approximately 9,500 square feet of office space in New York, expires January 31, 2011.

The types of properties required to support each of our stations include offices, studios, transmitter sites and antenna sites.  A station’s studios are generally housed with its offices in downtown or business districts.  The transmitter sites and antenna sites are generally located so as to provide maximum market coverage.  The following table contains certain information describing the general character of our properties:

Station	Metropolitan Area and Use	Owned or Leased	Approximate Size (square feet)	Expiration of Lease

WTVH	Syracuse, New York Office and Studio	Owned	41,500	—

	Onondaga, New York Tower Site	Owned	2,300	—

KSEE	Fresno, California Office and Studio	Owned	32,000	—

	Bear Mountain, Fresno County, California Tower Site	Leased	9,300	3/22/51

	Meadow Lake, California Tower Site	Leased	1,000	5/16/13

WPTA	Fort Wayne, Indiana Office, Studio and Tower Site	Owned	18,240	—

WEEK	Peoria, Illinois Office, Studio and Tower Site	Owned	20,000	—

KBJR	Duluth, Minnesota, Superior, Wisconsin Office and Studio	Owned	20,000	—
	Tower Site	Owned	3,300	—

KBWB	San Francisco, California Office and Studio	Leased	25,777	8/31/12
	Tower Site	Leased	2,750	2/28/05

WKBW	Buffalo, New York Office and Studio	Owned	32,000	—

	Colden, New York Tower Site	Owned	3,406	—

WDWB	Southfield, Michigan Office	Leased	8,850	12/31/05
	Studio and Tower Site	Leased(1)	30,000	9/30/06

KRII	Chilsom, Minnesota Tower Site	Owned	1,250	—

(1)           We own a 3,400 square foot building on the property.

Item 3.  Legal Proceedings

We are from time to time involved in various claims and lawsuits that are incidental to its business.  We are not aware of any pending or threatened litigation, arbitration or administrative proceedings involving claims or amounts that, individually or in the aggregate, we believe are likely to materially harm our business, financial condition or future results of operations.  Any litigation, however, involves risk and potentially significant litigation costs, and therefore we cannot give any assurance that any litigation which may arise in the future will not materially harm our business, financial condition or future results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

On February 25, 2003, the holders of all of our Voting Common Stock adopted resolutions by unanimous written consent in lieu of a special meeting amending the Granite Broadcasting Corporation Management Stock Plan, effective January 1, 2003, to provide for performance awards and the deferral of awards.

On May 5, 2003, the holders of all of our Voting Common Stock adopted resolutions by unanimous written consent in lieu of an annual meeting (i) appointing Ernst & Young LLP as independent auditors and (ii) electing W. Don Cornwell, Stuart J. Beck, James L. Greenwald, Martin F. Beck, Edward Dugger III, Thomas R. Settle, Charles J. Hamilton, Jr., Robert E. Selwyn, Jr., Jon E. Barfield, Milton Frederick Brown and Veronica Pollard as directors.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock (Nonvoting) is traded over-the-counter on the Nasdaq Small Cap Market under the stock symbol GBTVK.  As of March 5, 2004, the approximate number of record holders of Common Stock (Nonvoting) was 228.

The following table sets forth the closing market price ranges per share of Common Stock (Nonvoting) during 2002 and 2003, as reported by NASDAQ:

	High	Low

2002
First Quarter	$2 9/20	$2 1/50
Second Quarter	3 3/5	2 1/25
Third Quarter	2 19/50	1 7/20
Fourth Quarter	2 1/2	1 3/10

2003
First Quarter	2 17/81	1 2/5
Second Quarter	3 7/10	1 11/25
Third Quarter	3 3/20	2 9/29
Fourth Quarter	2 20/29	1 1/3

As of March 5, 2004 the closing price per share for our Common Stock (Nonvoting), as reported by NASDAQ was $1.62 per share.

There is no established public trading market for our Class A Voting Common Stock, par value $.01 per share, our Voting Common Stock.  The Voting Common Stock and the Common Stock (Nonvoting) are referred to herein collectively as the Common Stock.  As of March 5, 2004, the number of record holders of Voting Common Stock was two.  Granite is a Controlled Company as defined by Nasdaq Marketplace Rule 4350(c)(5).

We have never declared or paid a cash dividend on our Common Stock and do not anticipate paying a dividend on our Common Stock in the foreseeable future.  The payment of cash dividends on any of our equity securities is subject to certain limitations under the Indenture governing our 9 3/4% Senior Secured Notes and under the Certificate of Designations of our 12 3/4% Cumulative Exchangeable Preferred Stock.  We are also prohibited from paying dividends on any Common Stock until all accrued but unpaid dividends on our Series A Convertible Preferred Stock, par value $.01 per share, are paid in full.  All outstanding shares of Series A Preferred Stock were converted into Common Stock (Nonvoting) in August 1995.  Accrued dividends on the Series A Preferred Stock, which totaled $262,844 at December 31, 2003, are payable on the date on which such dividends may be paid under our existing debt instruments.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	7,544,626	$5.76	2,250,000
Equity compensation plans not approved by security holders	—	—	—
Total	7,544,626	$5.76	2,250,000

On December 22, 2003, we completed a $405,000,000 offering of our 9 3/4% Senior Secured Notes due December 1, 2010.  The Senior Secured Notes have not been registered under the Securities Act of 1933.  We will use our reasonable best efforts to cause to become effective a registration statement with respect to an offer to exchange the Notes for registered Notes.

Item 6.  Selected Financial Data

The information set forth below should be read in conjunction with the consolidated financial statements and notes thereto included at Item 8 herein.  The selected consolidated financial data has been derived from our audited Consolidated Financial Statements.

Our acquisitions and dispositions of operating properties during the periods reflected in the following selected financial data materially affect the comparability of such data from one period to another.

	Years Ended December 31,
	1999	2000	2001	2002(a)	2003
				Restated
	(Dollars in thousands except per share data)
Statement of Operations Data:
Net revenues	$149,847	$140,070	$113,075	$135,344	$108,544
Station operating expenses	92,874	104,396	116,374	103,963	92,033
Depreciation	5,455	5,725	6,076	5,897	6,285
Amortization of intangible assets	26,667	26,865	26,735	21,965	9,976
Corporate expense	8,862	10,392	9,687	9,536	11,767
Non-cash compensation expense	935	1,974	1,473	1,508	896
Operating income (loss)	15,054	(9,282)	(47,270)	(7,525)	(12,413)

Interest expense, net	36,352	28,975	45,923	33,812	30,024
Non-cash interest expense	3,115	3,008	7,951	13,031	4,969
Non-cash preferred stock dividend	—	—	—	—	12,774
Gain on sale of assets	(101,292)	—	—	(192,406)	—
Gain from insurance claim	(4,079)	(1,247)	—	—	—
Loss (gain) on extinguishment of debt (b)	642	(6,184)	2,012	15,097	3,215
Other expenses	1,870	2,079	1,141	869	584
Income (loss) before income taxes and cumulative effect of a change in accounting principle	78,446	(35,913)	(104,297)	122,072	(63,979)
Provision (benefit) for income taxes	31,317	(8,404)	(27,550)	53,161	(17,032)
Income (loss) before cumulative effect of a change in accounting principle	47,129	(27,509)	(76,747)	68,911	(46,947)
Cumulative effect of a change in accounting principle, net of tax benefit	—	—	—	150,479	—
Net income (loss)	$47,129	$(27,509)	$(76,747)	$(81,568)	$(46,947)

Net income (loss) attributable to common shareholders	$19,912	$(56,345)	$(109,311)	$(80,745)	$(59,828)

Per common share:
Basic income (loss) before cumulative effect of a change in accounting principle	$1.43	$(3.10)	$(5.89)	$3.72	$(3.15)
Basic net income (loss)	$1.43	$(3.10)	$(5.89)	$(4.31)	$(3.15)
Weighted average common shares outstanding	13,969	18,203	18,569	18,749	18,991

Net income (loss) attributable to common shareholders – assuming dilution	$21,588	$(56,345)	$(109,311)	$(80,745)	$(59,828)

Per common share:
Diluted income (loss) cumulative effect of a change in accounting principle	$1.16	$(3.10)	$(5.89)	$3.65	$(3.15)
Diluted net income (loss)	$1.14	$(3.10)	$(5.89)	$(4.23)	$(3.15)
Weighted average common shares outstanding – assuming dilution	19,012	18,203	18,569	19,098	18,991

(a)                                  Results for the year 2002 have been restated by $2,979,000 to reflect a change in accounting policy related to the amortization of network affiliation agreements.  See note 2 to the consolidated financial statements.

(b)                                 In January 2003, we retroactively adopted Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.  This statement eliminates the requirement to classify all gains and losses related to the extinguishment of debt as extraordinary items.  Accordingly, prior years were reclassified to reflect extraordinary (gain) loss as a component of income from continuing operations.

	As of December 31,
	1999	2000	2001	2002	2003
Selected Balance Sheet Data:
Total assets	$730,591	$732,091	$731,097	$472,184	$519,023
Total debt	303,874	311,391	401,206	312,791	400,087
Total long-term liabilities	123,012	133,050	116,081	108,473	327,173
Redeemable preferred stock (a)	210,709	239,545	272,109	198,125	—
Stockholders’ equity (deficit)	50,084	7,816	(98,144)	(190,295)	(249,432)

(a)                                  We adopted Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  Accordingly, the redeemable preferred stock ($198,481) has been classified as a long-term liability at December 31, 2003.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

We own and operate eight network affiliated television stations in geographically diverse markets reaching over 6% of the nation’s television households.  Three stations are affiliated with NBC, two with ABC and one with CBS, our Big Three Affiliates,  and two stations are affiliated with the Warner Brothers Television Network, our WB Affiliates.  The NBC affiliates are KSEE-TV, Fresno-Visalia, California, WEEK-TV, Peoria-Bloomington, Illinois, and KBJR-TV, Duluth, Minnesota and Superior, Wisconsin.  The ABC affiliates are WKBW-TV, Buffalo, New York and WPTA-TV, Fort Wayne, Indiana.  The CBS affiliate is WTVH-TV, Syracuse, New York.  The WB affiliates are KBWB-TV, San Francisco, California and WDWB-TV, Detroit, Michigan.

Upon adoption of Financial Accounting Standards No. 142 on January 1, 2002, we considered the value of the network affiliation agreements as indefinite-lived and were not amortizing the intangible assets.  In the fourth quarter of 2003, we adopted a new policy for recognizing the useful lives of our network affiliation agreements and that such intangibles will be amortized over a period of 25-year life retroactive to January 1, 2002.  As a result of this decision, we restated our earnings for the full year ended December 31, 2002 and for the first three quarters of 2003, and recorded additional amortization expense of $2,979,000 on these intangible assets in 2002 and $745,000 for each of the first three quarters of 2003.

During 2001, we owned and operated KNTV as an independent television station.  On January 1, 2002, KNTV switched from an independent station to the NBC affiliate for the San Francisco - Okland - San Jose television market until its sale on April 30, 2002.  KNTV was a Big Three Affiliate during those periods.  Comparisons of our consolidated financial statements between the years ended December 31, 2002 and 2001 have been affected by the sale of KNTV and a reduction in amortization expense of certain goodwill and other indefinite lived intangible assets in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, or Statement 142, which was effective January 1, 2002.  Comparisons of our consolidated financial statements between the years ended December 31, 2003 and 2002 have been also affected by the sale of KNTV.

We believe that inflation has not had a material impact on our results of operations for each of the three years in the period ended December 31, 2003.  However, there can be no assurance that future inflation would not have an adverse impact on our operating results and financial condition.

Our operating revenues are generally lower in the first calendar quarter and generally higher in the fourth calendar quarter than in the other two quarters, due in part to increases in retail advertising in the fall months in preparation for the holiday season, and in election years due to increased political advertising.

Our revenues are derived principally from local and national advertising and, to a lesser extent, from network compensation for the broadcast of programming and revenues from studio rental and commercial production activities.  The primary operating expenses involved in owning and operating television stations are employee salaries, depreciation and amortization, programming, advertising and promotion.  Amounts referred to in the following discussion have been rounded to the nearest thousand.

Set forth below are the principal types of television revenues received by our television stations for the periods indicated and the percentage contribution of each to the gross television revenues of our television stations.

GROSS REVENUES, BY CATEGORY,
FOR OUR STATIONS

(dollars in thousands)

	Years Ended December 31,
	2001		2002		2003
	Amount	%	Amount	%	Amount	%

Local/Regional	$70,876	52.0%	$77,730	47.6%	$66,126	50.8%
National	55,583	40.8%	66,673	40.9%	54,785	42.1%
Network Compensation	4,272	3.1%	3,093	1.9%	3,205	2.5%
Political	1,167	1.0%	10,882	6.7%	1,882	1.5%
Other	4,276	3.1%	4,772	2.9%	4,048	3.1%
Gross Revenue	136,174	100.0%	163,150	100.0%	130,046	100.0%
Agency Commissions	23,099		27,806		21,502
Net Revenue	$113,075		$135,344		$108,544

Automotive advertising constitutes our single largest source of gross revenues, accounting for approximately 21% of our total gross revenues in 2003.  Gross revenues from restaurants, paid programming, and entertainment businesses accounted for approximately 22% of our total gross revenues in 2003.  Each other category of advertising revenue represents less than 5% of our total gross revenues.

Critical Accounting Policies

Our accounting policies are described in Note 2 of the consolidated financial statements in Item 8.  We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the year.  Actual results could differ from those estimates.  We consider the following policies, which were discussed with the Audit Committee of the Board of Directors, to be most critical in understanding the judgments involved in preparing our consolidated financial statements and the uncertainties that could affect our results of operations, financial condition and cash flows.

Revenue recognition

Our primary source of revenue is the sale of television time to advertisers.  Revenue is recorded when the advertisements are aired.  Other sources of revenue are compensation from the networks, studio rental and commercial production activities.  These revenues are recorded when the programs are aired and the services are performed. Revenue from barter transactions is recognized when advertisements are broadcast and merchandise or services received are charged to expense when received or used.  Barter revenue totaled $1,723,000, $1,922,000 and $1,894,000 for the years ended December 31, 2001, 2002 and 2003 respectively.  Barter expense totaled $1,487,000, $1,090,000 and $1,572,000 for the years ended December 31, 2001, 2002 and 2003 respectively.

Film Contract Rights

Film contract rights are recorded as assets at gross value when the license period begins and the films are available for broadcasting.  Film contract rights are amortized on an accelerated basis over the estimated usage of the films, and are classified as current or non-current on that basis.  Our accounting for long-lived program assets requires judgment as to the likelihood that such assets will generate sufficient revenue to cover the associated expense.  We review our program inventory for impairment by projecting the amount of revenue the program will generate over the remaining life of the contract and comparing it to the program’s expense.  We have written down the value of certain programs by $5,600,000 and $3,000,000 in the years ended December 31, 2002 and 2003, respectively.  Film contract rights payable are classified as current or non-current in accordance with the payment terms of the various license agreements.  Film contract rights are reflected in the consolidated balance sheet at the lower of unamortized cost or estimated net realizable value.

Goodwill and Intangible Assets

We have made acquisitions in the past for which a significant portion of the purchase price was allocated to goodwill and other identifiable intangible assets.

In accordance with Statement 142, goodwill and other intangible assets deemed to have indefinite lives are no longer being amortized, but instead are subject to annual impairment tests. Annual impairment tests are done using a discounted cash flow model.  We then compare the estimated fair market value to the book value to determine if an impairment exists.  Our discounted cash flow model is based on our judgment of future market conditions within the designated marketing area of each broadcast license as well as discount rates that would be used by market participants in an arms-length transaction.  Our goodwill and other indefinite-lives intangible assets could be impaired if future events result in a conclusion that market conditions have declined or discount rates have increased.  Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations. We adopted the new rule on accounting for goodwill and other intangible assets beginning on January 1, 2002.  We recorded a charge to reduce the carrying value of its goodwill and other indefinite-lived intangible assets by $95,000,000 and $114,000,000 respectively during the first quarter of 2002.  The annual impairment testing required by Statement 142 was completed as of December 31, 2003 and did not result in any additional write down of the carrying value of our goodwill and other intangible assets.  Upon the adoption of Statement 142, we considered the value of the network affiliation agreements as indefinite-lived and were not amortizing these intangible assets.  In light of recently stated positions by the Securities and Exchange Commission regarding amortization of network affiliation agreements, we have changed our accounting policy to amortize these assets over a 25-year life retroactive to January 1, 2002.  As of December 31, 2003, we had $205,381,000 in goodwill and other intangible assets with indefinite lives net of accumulated amortization.

Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset is not recoverable.  At such time as an impairment in value of a long-lived asset is identified the impairment will be measured in accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” as the amount by which the carrying amount of a long-lived asset exceeds its fair value.  To determine fair value we would employ an expected present value technique, which utilizes multiple cash flow scenarios that reflect the range of possible outcomes and an appropriate discount rate.

Allowance for Doubtful Accounts

We must make estimates of the uncollectibility of our accounts receivable.  We specifically review historical write-off activity by market, large customer concentrations, customer credit worthiness, and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.  Our experience has been that the level of customer defaults have been predictable and that the allowance for doubtful accounts has been adequate to cover such defaults.  If circumstances change, such as higher than expected defaults or an unexpected material adverse change in an agency’s ability to meet its financial obligation to us, our estimates of the recoverability of amounts due our company could be reduced by a material amount.

RESULTS OF OPERATIONS

Overview

Net revenue for our existing eight-station group decreased 1.4% due primarily to a reduction in political spending in a non-election year.  Political revenue was $9,222,000 in 2002, comprising over 7% of advertising revenue.  In 2003, political revenue was $1,882,000, a decrease of $7,340,000 or 80%.  Excluding political revenue, net revenue at our eight stations increased 4.6%.   Local non-political revenue growth was strongest during the first nine months of the year at almost 8%.  Our strong news brands and targeted sales initiatives are the foundation for this solid local performance.  National non-political revenue growth of over 6% in the first half of 2003 was driven by growth of over 10% at our WB affiliates, which were largely unaffected by the advertising disruption caused by the war in Iraq. National non-political revenue at our Big Three affiliates decreased less than 2% in the first half of the year but began to recover in the second half, increasing 3.5% in the fourth quarter.   We expect non-political national growth at our Big Three affiliates to continue into 2004.  Overall, automotive, our largest revenue category, increased 13%.  We also experienced growth in several other major categories, such as telecommunications, home remodeling, and financial services. Our WB affiliates experienced decreases in non-political national revenue of 8% in the second half of the year due primarily to declines in two of our WB station’s top categories, movies and fast food, which were down significantly in the second half of 2003. We expect this national revenue trend at our WB affiliates to continue at least through the first quarter of 2004 due to declines in the same categories.  It should be noted that in the second half of 2002, non-political national revenue at our WB affiliates increased 35%.

Operating expenses consist primarily of personnel-related costs such as salary, benefits and taxes, and the cost of programming.  Rising healthcare costs, compensation increases, increases in electrical power costs resulting from the launch of digital broadcasting in four markets, and increased sales expense due to higher non-political revenue, new sales management and new sales and research tools were offset, in part, by lower film amortization expense primarily due to lower film write-downs at our WB affiliates.  In 2004, we expect continued double-digit increases in healthcare costs as well as additional increases in electrical power costs as all eight of our stations will have commenced digital broadcasting.

In the fourth quarter of 2003, we completed a refinancing of our debt capital structure through the offering of $405,000,000 of our 9-3/4% Senior Secured Notes due 2010.  The proceeds from this offering were used in part to eliminate all of our near-term debt maturities and provide us with more flexibility to achieve our strategic vision, which includes selling or swapping our WB affiliated stations for news-oriented stations and to capitalize on the operating efficiencies that consolidation provides by creating duopolies in some of our current markets.

Comparisons of results for the twelve-months ended December 31, 2003 versus the same period a year earlier are impacted by the disposition of KNTV on April 30, 2002.   In order to better highlight the performance of the eight stations group we currently operate, we present certain information on a “same station” basis, which removes the operating results of KNTV from 2002 and 2001.

Years ended December 31, 2003 and 2002

Net revenue decreased $26,800,000 or 20% to $108,544,000 for the year ended December 31, 2003, from $135,344,000 for the year ended December 31, 2002.   The decrease was primarily due to the sale of KNTV on April 30, 2002.  Net revenues from KNTV for the four months ended April 30, 2002 were $25,295,000.  Same station net revenue decreased $1,505,000 or 1.4% due primarily to a $7,340,000 decrease in political advertising offset, in part, by increases in local and national non-political advertising.  Same station non-political local advertising increased 6.5% or $4,059,000 and non-political national increased almost 2% or $1,016,000.   Same station political advertising comprised $9,222,000 or 7.4% of total advertising revenue in 2002 and excluding political, same station net revenue increased 4.6%.

Station operating expenses decreased $11,930,000 or 11.5% to $92,033,000 for the year ended December 31, 2003, from $103,963,000 for the same period a year earlier. The decrease was primarily due to the sale of KNTV on April 30, 2002.  KNTV’s operating expenses for the four months ended April 30, 2002 were $12,694,000.  Same station operating expenses increased $764,000 or less than 1% due primarily to rising healthcare costs, higher sales expense and increased power costs resulting from the onset of digital broadcasting, offset, in part, by lower film amortization expense due to write downs of certain syndicated programs at the WB affiliates.

Big Three Affiliates – Same Station

Net revenue at our Big Three affiliates decreased $2,800,000 or 3.7% to $73,258,000 from $76,058,000 primarily due to a $7,139,000 decrease in political advertising offset, in part, by increases in local non-political revenue of $2,757,000.  Non-political national revenue was essentially flat.  Excluding political, net revenue increased a healthy 4.8%.  The Big Three affiliates contributed 67% to net revenue during the year.

Operating expenses at our Big Three affiliates increased $3,033,000 or 8.4% to $53,213,000 from $50,180,000 due primarily to rising healthcare costs, higher sales expense and increased power costs resulting from the onset of digital broadcasting at four stations.

WB Affiliates

Net revenue at our WB affiliates increased $1,304,000 or 3.6% to $35,211,000 from $33,907,000 on healthy local and national non-political increases.  Non-political local increased 6.2% while non-political national increased 5.1%.  The WB affiliates do not generate meaningful political revenue, as they do not broadcast local news.  The WB affiliates contributed 33% to net revenue during the year.

Operating expenses at our WB affiliates decreased $2,265,000 or 5.7% to $38,761,000 from $41,026,000 primarily due to reduced film amortization driven by lower film write downs.   We wrote film assets down to net realizable value in 2002 and 2003 by $4,500,000 and $3,000,000, respectively.

Amortization expense decreased $11,988,000 or 55% during the twelve months ended December 31, 2003 compared to the same period a year earlier.  Included in the twelve months ended December 31, 2002 is $9,033,000 of amortization expense related to KNTV.  Amortization expense at the remaining stations decreased $2,955,000 or 23% due to a reduction in amortization of a covenant not to compete.  Depreciation expense increased $388,000 or 7% during the twelve months ended December 31, 2003 compared to the same period a year earlier.  Included in the twelve months ended December 31, 2002 is $525,000 of depreciation related to KNTV.  Depreciation expense at the remaining stations increased $913,000 or 17% due to increased capital expenditures for the conversion to digital television.

Corporate expense totaled $11,768,000; an increase of $2,231,000 or 23% compared to $9,536,000 for the twelve months ended December 31, 2002.  The increase was primarily due an increase in compensation, professional fees and officers’ and directors’ liability insurance.  Non-cash compensation expense decreased $613,000 or 41% due to a reduction in stock awards granted to certain executives.

Interest expense totaled $31,305,000; a decrease of $3,584,000 or 10% compared to $34,889,000 for the twelve months ended December 31, 2002.  The decrease was primarily due to lower average debt balances and lower interest rates on then our outstanding senior credit agreement.  Interest income totaled $1,281,000; an increase of $204,000, or 19% compared to the twelve months ended December 31, 2002.  The increase was primarily due to the recognition of interest income on an interest rate hedge related to the 8 7/8% Senior Subordinated Notes.  Non-cash interest expense totaled $4,969,000; a decrease of $8,061,000 or 62% primarily due to the imputation of interest related to KNTV’s NBC affiliation agreement, until its sale on April 30, 2002, offset in part by reduced amortization of deferred financing fees.

We recorded as an expense the accrual of dividends on our 12 3/4% Cumulative Exchangeable Preferred Stock totaling $12,774,000 during the six months ended December 31, 2003 as required by Statement of Financial Accounting Standards No.150.  See Recent Accounting Pronouncements.

We recorded a $3,215,000 loss on the early extinguishment of debt in 2003 due to the write-off of unamortized deferred financing fees associated with the debt repaid.  We recorded a $15,097,000 loss on the early extinguishment of debt in 2002 due to the write-off of unamortized deferred financing fees associated with the then outstanding senior credit facility

In connection with the sale of KNTV, we recorded a pre-tax gain on the sale of $192,406,000 in 2002.

We recorded a benefit for income taxes of $17,032,000 in 2003, consisting of a current benefit of $16,111,000 and a deferred benefit of $921,000 compared to a provision for income taxes of $53,162,000 in 2002.

Upon adoption of Statement 142 as of January 1, 2002, we recorded a one-time, non-cash charge of $150,479,000, net of a tax benefit of $58,351,000, to reduce the carrying value of our goodwill and other indefinite-lived intangible assets.  The decline in the carrying value of goodwill and other indefinite-lived intangible assets relates solely to our WB affiliates.  Such charge is non-operational in nature and is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations.  We completed our annual impairment test as of December 31, 2003 as required by Statement 142 and concluded that no additional write down of goodwill and other indefinite lived intangible assets is required.  We performed detailed fair value determinations and concluded that no additional write down of the carrying value of goodwill and other indefinite-lived intangible assets is required.

Years Ended December 31, 2002 and 2001

Net revenue increased $22,269,000 or 19.7% to $135,344,000 for the year ended December 31, 2002, up from $113,075,000 for the year ended December 31, 2001.   The increase was primarily due to operating KNTV as an NBC affiliate until its sale on April 30, 2002.  Net revenues from KNTV increased $14,539,000 to $25,295,000 for the four months ended April 30, 2002 compared to a full year of operating the station in 2001.   KNTV contributed 19% to our net revenue during the year. Excluding KNTV, our net revenue increased $7,730,000 or 7.6% on the strength of a $9,661,000 increase in political and Olympic advertising primarily from our Big Three affiliates, representing approximately 8% of 2002’s advertising revenue.  The WB affiliates’ national non-political also contributed to the increase by posting a 16% or $2,895,000 revenue increase over 2001. The increase mostly took place in the second half of the year, when national non-political revenue rose 35% versus the second half of 2001 on the strength of robust movie business and paid programming.   This increase was offset, in part, by a $1,244,000 decrease in network compensation at our NBC affiliates and by a $3,227,000 or 13.9% decrease in local non-political at our WB affiliates due to lower spending in the automotive and restaurant/fast food categories.   Local non-political revenue at our WB affiliates decreased 22.8% or $4,051,000 in the first nine months of 2002 versus 2001 and showed signs of improvement in the fourth quarter of 2002 when local non-political revenue increased $824,000 or 15.1%.

Station operating expenses decreased $12,411,000 or 10.7% to $103,963,000 for the year ended December 31, 2002, from $116,374,000 for the same period a year earlier. The decrease was primarily due to the sale of KNTV on April 30, 2002.  KNTV’s operating expenses decreased $10,801,000 to $12,694,000 for the four months ended April 30, 2002 compared to a full year of 2001.  Excluding KNTV, operating expenses decreased $1,610,000 or 1.7% due to a $2,333,000 reduction in program amortization expense primarily related to lower film write-downs at our WB affiliates and a $1,027,000 decrease primarily related to the run-off of certain syndicated programming at our Big Three affiliates.  This decrease was offset, in part, by a $985,000 increase in news expense at our Big Three affiliates, primarily related to the launch of expanded locally produced news, entertainment and information programming at our Fresno and Buffalo stations. Sales expenses increased at our Big Three affiliates $769,000, driven by higher sales research tools expenditures.

Big Three Affiliates Excluding KNTV

Net revenue at our Big Three affiliates increased $7,096,000 or 10.3% to $76,058,000 from $68,962,000 primarily due to a $9,506,000 increase in political and Olympic advertising offset, in part, by a $1,244,000 decrease in network compensation at our NBC affiliates.  Non-political local and national revenue increased 2.9% and 2.1% respectively. The Big Three affiliates contributed 56 percent to net revenue during the year.

Operating expenses at our Big Three affiliates increased $484,000 or 1.0% to $50,180,000 from $49,696,000 related to a  $985,000 increase in news expenses most of which came from the launch of expanded locally produced news, entertainment and information programming at our Fresno and Buffalo stations. Sales expenses increased $769,000, driven by higher sales research tools expenditures.  These increases were offset, in part, by a $1,027,000 decrease primarily related to the run-off of certain syndicated programming.

WB Affiliates

Net revenue at our WB affiliates increased $634,000 or 1.9% to $33,991,000 from $33,357,000 on healthy national non-political advertising spending.  Non-political national increased 16.4% or $2,895,000 driven by a 35% gain in national non-political in the second half of the year.  Local non-political at our WB affiliates decreased $3,227,000 partially because of declines in the automotive and restaurant/fast food categories.   Local non-political revenue at our WB affiliates decreased 22.8% or $4,051,000 in the first nine months of 2002 versus 2001 and showed signs of improvement in the fourth quarter of 2002 when local non-political revenue increased $824,000 or 15.1%.  The WB affiliates contributed 25% to net revenue during the year.

Operating expenses at our WB affiliates decreased $2,093,000 or 4.8% to $41,090,000 from $43,183,000 primarily due to a $2,333,000 reduction in program amortization expense related to lower film write-downs.  This was offset, in part, by a $501,000 increase in promotion expenses.

Amortization expense decreased $4,471,000 or 18% during the twelve months ended December 31, 2002 compared to the same period a year earlier primarily due to the elimination of the amortization of goodwill and other indefinite-lived intangible assets in accordance with Statement 142.  Corporate expense totaled $9,536,000; a decrease of $151,000 or less than 2% compared to $9,687,000 for the twelve months ended December 31, 2001.

Interest expense totaled $34,889,000; a decrease of $12,593,000 or 27% compared to $47,482,000 for the twelve months ended December 31, 2001.  The decrease was primarily due to lower levels of outstanding indebtedness and lower interest rates on our then outstanding senior credit facility. Interest income totaled $1,077,000; a decrease of $482,000 or 31% compared to the twelve months ended December 31, 2001 primarily due to lower cash balances, and lower interest rates.  Non-cash interest expense totaled $13,031,000; an increase of $5,079,000 or 64% primarily due to the imputation of interest related to KNTV’s NBC affiliation agreement, until its sale on April 30, 2002, offset in part by reduced amortization of deferred financing fees associated with the then outstanding senior credit facility.

We recorded a $15,097,000 loss on the early extinguishment of debt in 2002 due to the write-off of unamortized deferred financing fees associated with the then outstanding senior credit facility.  We recorded a loss on the early extinguishment of debt of $2,012,000 in 2001.

In connection with the sale of KNTV, we recorded a pre-tax gain on the sale of $192,406,000 in 2002.

We recorded a provision for income taxes of $53,162,000 in 2002, consisting of a current portion of $18,873,000 and a deferred portion of $34,289,000 compared to a benefit for income taxes of $27,550,000 in 2001.

Upon adoption of Statement 142 as of January 1, 2002, we recorded a one-time, non-cash charge of $150,479,000, net of a tax benefit of $58,351,000, to reduce the carrying value of its goodwill and other indefinite-lived intangible assets.  The decline in the carrying value of goodwill and other indefinite-lived intangible assets relates solely to our WB affiliates.  Such charge is non-operational in nature and is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations.

Liquidity and Capital Resources

On December 22, 2003, we completed a $405,000,000 offering of our 9 3/4% Senior Secured Notes (the “Notes”) due December 1, 2010, at a discount, resulting in proceeds to us of $400,067,100.  Interest on the Notes is payable on December 1 and June 1 of each year, beginning on June 1, 2004.  The Notes are secured by substantially all of our assets.  We used the net proceeds from the offering in part to (i) repay all outstanding borrowings, plus accrued interest, under our senior credit agreement,  (ii) redeem at par, plus accrued interest, all of our 9 3/8% and 10 3/8% senior subordinated notes due May and December 2005, respectively, and (iii) to repurchase at par, plus accrued interest, all of our 8 7/8% senior subordinated notes due May 2008.  The remaining proceeds will be used for general working capital purposes.

As of February 29, 2004, we had approximately $87,800,000 of cash on hand.  We believe that cash on hand together with internally generated funds from operations and a $16,000,000 income tax refund expected to be received in second quarter of 2004 will be sufficient to satisfy our cash requirements for its existing operations for the next twelve months.

Under the terms of the Certificate of Designations for our 12 3/4% Cumulative Exchangeable Preferred Stock (the “Preferred Stock”), we were required to make the semi-annual dividends on such shares in cash beginning October 1, 2002.  The cash payment of dividends had been restricted by the terms of the senior credit agreement and the indenture governing our senior subordinated notes and is prohibited under the indenture governing the Notes.  Consequently we have not paid the semi-annual dividend due to the holders since October 1, 2002.  Since three or more semi-annual dividend payments have not been paid, the holders of the Preferred Stock have the right to elect the lesser of two directors or that number of directors constituting 25% of the members of the Board of Directors.  The right of the holders of the Preferred Stock to elect members of the Board of Directors as set forth above will continue until such time as all accumulated dividends that are required to be paid in cash and that are in arrears on the Preferred Stock are paid in full in cash.  We are restricted from paying cash dividends under the Indenture governing the Notes and does not anticipate paying cash dividends on its Preferred Stock in the foreseeable future.

As part of an overall effort to reduce station operating expenses, we have made substantial progress replacing unprofitable programming with competitive, profitable programming.  For example, we have replaced certain programming at our WB stations costing approximately $8 million annually with competitive programming that will cost approximately $500,000 annually.

Film payments at our WB affiliates were $20.1 million for the year ended December 31, 2003. Based on completed negotiations and current market conditions for the purchase of programming, we expect annual film payments at the WB affiliates to decline by approximately 50% by 2007.

Film payments at our Big Three affiliates were $5.2 million for the year ended December 31, 2003.  Based on completed negotiations and current market conditions for the purchase of programming, we expect annual film payments at the Big Three affiliates to decline by approximately 20% by 2007.

Net cash used in operating activities was $20,775,000 during the year ended December 31, 2003 compared to $73,410,000 during the year ended December 31, 2002.  The change from 2002 to 2003 was primarily the result of a decrease in the payment of interest expense and income taxes and a decrease in net assets offset in part by a decrease in operating cash flow.

Net cash used in investing activities was $12,653,000 during the year ended December 31, 2003 compared to net cash provided by in investing activities of $250,900,000 during the year ended December 31, 2002.  The change from 2002 to 2003 was primarily due to the sale of KNTV on April 30, 2002.  We spent $14,119,000 and $12,653,000 on capital expenditures during 2002 and 2003, respectively, primarily related to the implementation of digital technology.  We expect to spend approximately $8,500,000 in 2004 on capital expenditures, of which approximately $2,700,000 is related to digital technology.  The conversion to digital technology was completed during the first quarter of 2004.  We expect a significant decrease in annual spending on capital expenditures in future years.

Net cash provided by financing activities was $69,321,000 during the year ended December 31, 2003 compared to net cash used in financing activities of $152,598,000 during the year ended December 31, 2002.  The change from 2002 to 2003 primarily resulted an increase in net borrowings in 2003 and the repurchase of redeemable Preferred Stock in 2002.

Capital and Commercial Commitments

The following table and discussion reflect our significant contractual obligations and other commercial commitments as of December 31, 2003:

	Payment Due by Period
Capital Commitment	Total	1 Year	2-3 years	4-5 years	After 5 years

Principal amount of Long-term debt	$405,000,000	$—	$—	$—	$405,000,000
Operating leases	15,668,752	1,312,481	2,018,370	1,269,911	11,067,990
Program contracts	90,283,711	29,166,753	36,404,689	15,195,078	9,517,191
WB Affiliation	8,070,203	2,950,103	3,413,400	1,706,700	—
Interest	270,818,437	37,184,062	78,975,000	78,975,000	75,684,375
12 3/4% Cumulative Exchangeable Preferred Stock, including accrued dividends	245,084,000	—	—	—	245,084,000

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, or Interpretation 46.  Interpretation 46 addresses when a company should include in its financial statements the assets, liabilities and activities of another entity.  This interpretation No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  We adopted Interpretation 46 for the year ended December 31, 2003 and the application of Interpretation 46 did not have an impact on our financial position, results of operations, or cash flows.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, or Statement 150.  Statement 150 establishes standards for classifying and measuring as liabilities certain financial instruments that have characteristics of both liabilities and equity.  The provisions of Statement 150 are effective beginning with the first interim period after June 15, 2003.  We adopted Statement 150 during the six months ended December 31, 2003.  Our 12 3/4% Cumulative Exchangeable Preferred Stock, which we refer to as the Preferred Stock, has been reclassified on our consolidated balance sheet as a long-term liability and the accrual of dividends for the six months ended December 31, 2003 has been recorded as a charge to expense on the consolidated statement of operations.  The impact of adopting Statement 150 reduced income before income taxes by $12,774,000 for the year ended December 31, 2003.  Previously, dividends on the Preferred Stock were treated as a reduction of shareholders’ equity.

Risk Factors

We cannot identify nor can we control all circumstances that could occur in the future that may adversely affect our business and results of operations.  Some of the circumstances that may occur and may impair our business are described below.  If any of the following circumstances were to occur, our business could be materially adversely affected.

We have limited sources of liquidity and no working capital facility or other credit facility and therefore may not be able to service all of our obligations, absent changes in our operations or capital structure.

Our sources of available liquidity are (i) our cash on hand ($ 87.8 million as of February 29, 2004) and (ii) a refund of approximately $16 million of income taxes paid during calendar year 2002 which we expect to receive during the second quarter of 2004.  Absent changes to our capital structure or the successful implementation of our business strategy, we may not have enough liquidity to service our existing obligations on an ongoing basis.  The holders of our redeemable preferred stock currently have certain additional voting rights since three semi-annual dividend payments have not been paid. Lack of liquidity would have a material adverse effect on our ability to implement our business strategy and, therefore, affect our ability to make payments on the notes.

Our principal strategy, seeking growth through acquisitions of television stations and duopolies, may not be achievable absent dispositions of certain of our television stations.

Our ability to make acquisitions is in large part dependent on our having successfully consummated asset dispositions.  We may not be able to find buyers willing to acquire our stations at prices and on terms and conditions satisfactory to us, or at all.  The current uncertainty in the regulatory environment surrounding multiple station ownership in certain of our existing television station markets may impede the sale of these stations at the present time.

We also pursue selective acquisitions of television stations with the goal of improving their operating performance by applying our management’s business and growth strategy.  However, we may not be successful in identifying attractive acquisition targets.  Future acquisitions involve inherent risks, such as increasing leverage and debt service requirements and combining company cultures and facilities, which could have a material adverse effect on our operating results, particularly during the period immediately following any acquisitions. We may not be able to successfully implement effective cost controls, increase advertising revenues or increase audience share with respect to any acquired station. In addition, our future acquisitions may result in our assumption of unexpected liabilities and may result in the diversion of management’s attention from the operation of our business.

In addition, television station acquisitions are subject to the approval of the FCC and, potentially, other regulatory authorities. For example, FCC rules restrict the number of television stations an entity may own within a single market. See “Business—Television duopoly rule’’ under Item 1. The need for FCC and other regulatory approvals could restrict our ability to consummate future transactions and potentially require us to divest some television stations if the FCC or the Department of Justice believes that a proposed acquisition would result in excessive concentration in a market, even if the proposed combinations may otherwise comply with FCC ownership limitations.

The indenture for our Senior Secured Notes limits, and future debt obligations may limit, our ability to pursue our acquisition strategy, including certain limitations in the indenture with respect to acquisitions for cash. If our acquisition strategy is not successful, our ability to make payments on the notes could be adversely affected. Even if our acquisition strategy is successful, we may be unable to make payments on the notes due to events which are beyond our control such as prevailing business, financial and economic conditions.

Our failure to successfully implement our business strategy may negatively affect our future liquidity and materially adversely affect us and our ability to make payments on the notes.

FCC ownership rules and policies may limit our ability to create duopoly-type operating arrangements under local services or other similar agreements, which would impair our acquisition strategy.

We would like to own or provide services to affiliated television stations with a strong local news presence, particularly in television markets in which we already operate a station. We are actively pursuing this strategy which includes the creation of duopoly-type operating arrangements in our current markets through ownership of one station and a combination of agreements (such as shared services, local services, sales representation, marketing, operating or other agreements) with a second station in that market—and the sale of our WB stations in order to acquire news-oriented television stations. While these agreements take varying forms, a typical local services agreement, for example, is an agreement between two separately owned television stations serving the same market, whereby the owner of one station provides operational assistance to the other station, subject to ultimate editorial and other controls being exercised by the latter station’s owner. By operating or entering into a local services agreement with a second television station in a market in which we own a station, we believe that we could achieve significant operational efficiencies, broaden our audience reach and enhance our ability to capture more advertising spending in a given market. We do not currently operate any stations pursuant to a local services agreement. While these duopoly-type operating arrangements have been approved by the FCC pursuant to delegated authority as consistent with current FCC rules and policies, we cannot assure you that the FCC will continue to permit local services or other similar agreements as a means of creating duopoly-type opportunities, that the FCC will not assert its authority over the FCC staff in this area (which may result in modifications to current policy) or that the FCC’s treatment of duopoly-type operating arrangements we may enter into will be consistent with the treatment described above or on terms that will permit us to realize the benefits described above. Specifically, the FCC may change its current policies with regard to the regulatory treatment of and acceptability of certain terms and conditions of duopoly-type operating arrangements for a variety of reasons, such as in response to direction from legislators or public opinion, in a way that prevents duopoly-type operating arrangements or requires significant modifications to the financial or other material terms of such arrangements. For example, the FCC recently decided to treat joint sales agreements between same-market radio stations as attributable ownership interests for purposes of applying its media ownership rules and indicated an intention to initiate a proceeding to seek public comment on whether to treat joint sales agreements between same-market television stations also as attributable ownership interests. See “Business —FCC regulation of television broadcasting’’ and ‘‘Business—Attribution.’’ If the FCC, on its own initiative or in response to a third party complaint, were to challenge such arrangements and determine that such arrangements violate the FCC’s rules or policies, we may be unable to implement our ‘‘duopoly’’ business strategy. Any such change in FCC policies concerning arrangements involving joint sales agreements, local services agreements or similar agreements could limit our ability to establish or maintain duopoly-type arrangements and implement our acquisition strategy.

Current FCC ownership rules or revised FCC ownership rules, whether revised through FCC action, judicial review or federal legislation, may limit our acquisition strategy.

FCC ownership rules currently impose significant limitations on the ability of broadcast licensees to have attributable interests in multiple media properties. One of these local market ownership restrictions, known as the television duopoly rule, includes an ownership limit of one television station in medium and smaller markets and two stations in larger markets provided that there are at least eight independently owned and operating full-power television stations in the market and one of the combining stations is not ranked among the top four stations in the market. The FCC’s current rules also permit a waiver of the duopoly rule but only if one of the two television stations is a failed or failing station, if the proposed transaction would result in the construction of an unbuilt television station or if compelling public interest factors are present, provided that a waiver applicant demonstrates that no reasonable out-of-market buyer was available. Under the existing television duopoly rule, absent a waiver, we would not be able to acquire a second station in our existing Big-3 affiliated stations’ markets because our stations and the most likely target stations would be amongst the top-four rated stations in the market. Our ability to obtain a waiver of the existing duopoly rule also is severely restricted because neither our stations nor our most likely target stations would qualify as failed, failing or unbuilt stations. As a result, we would have to demonstrate the presence of compelling public interest factors in order to obtain a waiver. We are unable to predict whether the FCC would grant such a waiver. If we were to acquire a second station in a market pursuant to a waiver of the duopoly rule, we could not sell the duopoly to a third party unless that third party also: (i) obtained a waiver at the time of the proposed sale; or (ii) acquired one of the stations directly and established a duopoly-type arrangement—through a local services agreement or otherwise—with another party who then would acquire the second station.

On June 2, 2003, the FCC voted to substantially amend many of its ownership rules. The television duopoly rule was relaxed to permit ownership of up to three stations in certain large markets and two stations in many mid-sized markets, provided that no more than one of the co-owned stations can be among the top four rated stations in the market. In the markets in which we operate our Big-3 affiliated stations, absent a waiver, we would not be able to take advantage of this new duopoly rule because our station and the most likely target stations would be amongst the top-four rated stations in the market. The FCC further declared that it would grant waivers of the top-four restriction under certain circumstances, such as in markets where it can be established that ownership consolidation in small to mid-sized television markets with 11 or fewer television stations could lead to significant public interest benefits. We are unable to predict whether the FCC would grant us a waiver pursuant to this standard. The FCC further determined that a non-conforming combination permitted by a waiver of the duopoly rule could not be transferred jointly either as a separate asset or through the transfer of control of the licensee, except by obtaining a waiver of the rule upon each transfer or by sale to certain eligible small business entities. Therefore, as is currently the case under the present duopoly rule, if we were to acquire a second station in a market pursuant to a waiver, our ability to sell or transfer that duopoly would be restricted because any potential acquirer would need to obtain a waiver from the FCC in order to own the duopoly or establish its eligibility as a small business entity or would need to acquire one of the stations directly and establish a duopoly-type arrangement with another party who then would acquire the second station.

None of the amended FCC media ownership rules currently are in effect because they are subject to a stay issued by the United States Court of Appeals for the Third Circuit while the court reviews the appeals of the FCC’s newly-adopted rules. We are unable to predict the outcome of any regulatory, judicial or legislative proceedings regarding these rules or the effects that any of the above will have on the willingness of the FCC or its staff to continue to grant waivers of its duopoly rule. Should the new rules become effective, attractive opportunities may arise for additional television station and other media acquisitions; however, these potential changes also create additional competition for us from other entities, such as national broadcast networks, large station groups, newspaper chains and cable operators who may be better positioned to take advantage of such changes and benefit from the resulting operating synergies both nationally and in specific markets. Should the FCC or its staff not grant such waivers, our ability to pursue our acquisition strategy would be materially and adversely affected.

A duopoly special purpose vehicle may make decisions regarding the operation of its station that could reduce the amount of cash we might receive under a local service agreement.

In connection with our strategy of realigning our group of television stations, we may enter into a duopoly-type operating arrangement in a market or markets. If we enter into any such arrangement, one of the stations in the market may be owned by an independent third party. We may enter into various local services arrangements with such entity pursuant to which we will provide the services to that entity’s station. Under these arrangements, we would receive substantially all of the available cash, after payment of operating expenses and debt service costs, generated by the station. We also may guarantee such entity’s debt, which would have been incurred primarily in connection with the acquisition of a station or stations, and such entity could guarantee the notes. We would also have an option to purchase the station. If we entered into such arrangements, we would expect to consolidate the results of operations and financial position of the station(s) with our results of operations and financial position. However, while we would be deemed to have a controlling financial interest in the other entity under generally accepted accounting principles in the United States, the other entity would still own and control the station. For this arrangement to comply with FCC rules, the other entity must maintain complete responsibility for and control over programming, finances, personnel and operations of its stations. Because we would not own or control such entity, such entity could make decisions with which we disagree and which could reduce the cash flow generated by these stations and, as a consequence, the amount we would receive under our local services arrangement with such entity.

Our operating results are primarily dependent on advertising revenues and, as a result, we may be more vulnerable to economic downturns than businesses in other industries.

Our operating results are primarily dependent on advertising revenues. The success of our operations depends in part upon factors beyond our control, such as:

•                    national and local economic conditions;

•                    the availability of high profile sporting events, such as the Olympics, the Super Bowl and the NCAA Men’s Basketball Tournament;

•                    the relative popularity of the programming on our stations;

•                    the demographic characteristics of our markets; and

•                    the activities of our competitors.

Our programming may not attract sufficient targeted viewership and we may not achieve favorable ratings. Our ratings depend partly upon unpredictable and volatile factors beyond our control, such as viewer preferences, the quality of the programming provided to us by the networks, competing programming and the availability of other entertainment activities. A shift in viewer preferences could cause our programming not to gain popularity or to decline in popularity, which could cause our advertising revenues to decline. In addition, we and those that we rely on for programming may not be able to anticipate and react effectively to shifts in viewer tastes and interests in the markets.

Because a high percentage of our operating expenses are fixed, a relatively small decrease in advertising revenue could have a significant negative impact on our results of operations.

Our business is characterized generally by high fixed costs, primarily for debt service, programming costs, operating leases and personnel. Other than commissions paid to our sales staff and outside sales agencies, our expenses do not vary significantly with the increase or decrease in advertising revenue. As a result, a relatively small change in advertising revenue could have a disproportionate effect on our financial results.

We are dependent to a significant degree on automotive advertising.

Approximately 21% of our total revenues for the year ended December 31, 2003, and 17% for the year ended December 31, 2002, consisted of automotive advertising. A significant decrease in these revenues in the future could materially and adversely affect our results of operations and cash flows, which could affect our ability to fund operations and service our debt obligations.

We have a history of net losses and a substantial accumulated deficit.

We have had net losses of $46,947,872 for the year ended December 31, 2003, $81,567,338 for the year ended December 31, 2002 and $76,746,894 for the year ended December 31, 2001, primarily as a result of amortization of intangible assets and debt service obligations. In addition, as of December 31, 2003, we had an accumulated stockholders’ deficit of $249,431,806.  We may not be able to achieve or maintain profitability. The future utilization of a portion of our net operating losses for federal income tax purposes is subject to an annual limitation.

Our strategy of seeking growth through acquisitions of television stations could pose various risks and increase our leverage.

We intend to pursue selective acquisitions of television stations with the goal of improving their operating performance by applying our management’s business and growth strategy. However, we may not be successful in identifying attractive acquisition targets. Future acquisitions involve inherent risks, such as increasing leverage and debt service requirements and combining company cultures and facilities, which could have a material adverse effect on our operating results, particularly during the period immediately following any acquisitions. We may not be able to successfully implement effective cost controls, increase advertising revenues or increase audience share with respect to any acquired station. In addition, our future acquisitions may result in our assumption of unexpected liabilities and may result in the diversion of management’s attention from the operation of our business.

If we are unable to compete effectively, our revenue could decline.

The entertainment industry, and particularly the television industry, is highly competitive and is undergoing a period of consolidation and significant change. Many of our current and potential competitors have greater financial, marketing, programming and broadcasting resources than we do. Technological innovation and the resulting proliferation of television entertainment, such as cable television, wireless cable, terrestrial multi-channel video distribution and data systems, satellite-to-home distribution services, pay-per-view, digital video recorders and home video and entertainment systems, have fractionalized television viewing audiences and have subjected free over-the-air television broadcast stations to new types of competition. In addition, as a result of the Telecommunications Act of 1996, the legislative ban on telephone cable ownership has been repealed and telephone companies are now permitted to seek FCC approval to provide video services to homes. If these changes result in declining advertising revenue or increased operating or programming costs, our financial condition and results of operations may suffer.

Our revenue and profitability are affected by political campaigns and the Olympics.

In the past, we have generated substantial advertising revenue from political campaign advertising, and to a lesser extent, from broadcasting the Olympics. In 2002, mid-term political elections significantly increased net revenue during the periods in which they were broadcast. The absence of political advertising in 2003 has had a negative impact on our revenues and profitability.

Recently-enacted campaign finance legislation may substantially limit political advertising, upon which we heavily rely.

Political advertising is a significant source of advertising revenue during each electoral cycle. Recently-enacted campaign finance legislation restricts certain forms of political advertising and imposes significant reporting and other burdens on political advertising. The legislation became effective in November 2002. On December 10, 2003, the legislation was upheld substantially in full by the United States Supreme Court. It is not certain at this time precisely what will be the impact on our business of the Supreme Court’s ruling, but it is likely to decrease the amount of advertising spent on television in connection with political campaigns.

The loss or modification of network affiliation agreements could materially and adversely affect our results of operations.

The non-renewal or termination of a network affiliation agreement could have a material adverse effect on us. See ‘‘Business—Network affiliation’’ under Item 1. Each of the networks generally provides our affiliated stations with 22 hours of prime time programming per week in the case of the Big-Three stations and 13 hours of prime time programming per week in the case of the WB stations. Each of these agreements is subject to periodic renewal. In addition, some of our network affiliation agreements are subject to earlier termination by the networks under specified circumstances including as a result of a change of control of our affiliated stations, which would generally result upon the acquisition of 50% of our voting power. W. Don Cornwell and Stuart J. Beck, through their ownership of all of the outstanding shares of our voting common stock, possess 55% and 45%, respectively, of our voting power. Some of the networks with which our stations are affiliated have required us and other broadcast groups, upon renewal of affiliation agreements, to reduce or eliminate network affiliation compensation and, in specific cases, to make cash payments to the network, and to accept other material modifications of existing affiliation agreements. Consequently our affiliation agreements may not all remain in place and each network may not continue to provide programming or compensation to affiliates on the same basis as it currently provides programming or compensation. If this occurs, we would need to find alternative sources of programming, which may be less attractive and more expensive.  We have no reason to believe that the network affiliation agreements will not be renewed when they expire.

Our industry is subject to significant syndicated and other programming costs, and increased programming costs could adversely affect our operating results.

Our industry is subject to significant syndicated and other programming costs. We may be exposed in the future to increased programming costs which may adversely affect our operating results. We often acquire program rights two or three years in advance, making it difficult for us to accurately predict how a program will perform. In some instances, we may have to replace programs before their costs have been fully amortized, resulting in write-offs that increase station operating costs.

Any extraordinary, newsworthy event, including hostilities or terrorist attacks, may affect our revenues and results of operations.

During each of the three-month periods ended March 31, 2003 and June 30, 2003, we experienced a loss of advertising revenue and incurred additional broadcasting expenses due to the initiation of military action. The military action disrupted our television stations’ regularly scheduled programming and some of our clients rescheduled or delayed advertising campaigns to avoid being associated with war coverage. We expect that if the United States engages in other foreign hostilities, there is a terrorist attack against the United States or there is some other extraordinary, newsworthy event, we may lose additional advertising revenue and incur increased broadcasting expenses due to further pre-emption, delay or cancellation of advertising campaigns and the increased costs of providing coverage of such events. We cannot predict the extent and duration of any future disruption to our programming schedule, the amount of advertising revenue that would be lost or delayed or the amount by which our broadcasting expenses would increase as a result. The loss of revenue and increased expenses could negatively affect our results of operations.

We are dependent on key personnel.

W. Don Cornwell, our Chief Executive Officer and Chairman of our Board of Directors, and Stuart J. Beck, our President and Secretary each have an employment agreement with us. The agreements provide for a two-year employment term, which is automatically renewed for subsequent two-year terms unless advance notice of nonrenewal is given (the current term under such agreements, which were automatically renewed in September 2003, expires September 19, 2005). The agreements provide that Mr. Cornwell and Mr. Beck will not engage in any business activities during the term of such agreements outside the scope of their employment with us unless approved by a majority of our independent directors. The loss of the services of certain key operating and executive personnel currently employed by us could have an adverse impact on us. There can be no assurance that the services of such personnel will continue to be made available to us. We do not maintain key-man life insurance on any of our employees.

The industry-wide mandatory conversion to digital television requires us to make significant capital expenditures for which we might not see a return on our investment.

The FCC required all commercial television stations in the United States to start broadcasting in digital format by May 1, 2002 unless the FCC granted an extension. Stations may broadcast both analog and digital signals until December 31, 2006, when they must abandon the analog format, provided that 85% of households within the relevant DMA have the capability to receive a digital signal. The digital transmissions may initially be low-power, but full-power transmission will be required by a date to be established by the FCC.

It is expensive to convert from the current analog format to digital format. We have completed the upgrades to our television stations to enable them to broadcast with digital technology either with full-power or low-power transmissions, as authorized by the FCC. See ‘‘Business—FCC regulation of television broadcasting’’ and ‘‘Business—Digital television’’ under Item 1.  We have spent approximately $16,000,000 to date on the implementation of digital technology.

The transition to digital television, or DTV, eventually will require consumers to purchase new televisions that are capable of receiving and displaying DTV signals, or adapters to receive DTV signals and convert them to analog signals for display on their existing receivers. Currently, very few households have either a digital television or an adapter. Although the FCC has adopted some rules intended to facilitate consumers’ transition to digital television—e.g., those concerning ‘‘plug and play’’ compatibility and DTV tuners—it is possible that many households will never make the switch to digital television. See ‘‘Business—FCC regulation of television broadcasting’’ and ‘‘Business—Digital television’’ under Item 1. Such households would not be able to view our stations’ signals over-the-air if and when the FCC requires us to cease broadcasting analog signals. If this happens our investment in upgrading our stations to broadcast digitally will have been largely wasted with respect to such households and our audience share could be diminished. In addition, digital technology could expose us to additional competition since digital technology allows broadcasting of multiple channels within the additional allocated spectrum, compared to only one channel today using analog technology. We do not know now what effect this will have on the competitive landscape in our industry.

If direct broadcast satellite companies do not carry the stations that we own and operate or provide services to, we could lose revenue and audience share.

The Satellite Home Viewer Improvement Act of 1999, as amended, allows direct broadcast satellite television companies to transmit local broadcast television signals to subscribers in local markets provided that they offer to carry all local stations in that market. However, satellite providers have limited satellite capacity to deliver local station signals in local markets. As of March 5, 2004, satellite carrier DirecTV carries the signals of our stations KBWB, WDWB and WKBW and announced plans to carry KSEE and KBJR and WPTA sometime in 2004 while EchoStar currently carries KBWB, WDWB, WKBW and KSEE. Satellite providers, such as DirecTV and EchoStar, may choose not to carry local stations in any of our other markets. In those markets in which the satellite providers do not carry local station signals, subscribers to those satellite services will be unable to view our stations without making further arrangements, such as installing antennas and switches. Furthermore, when direct broadcast satellite companies do carry local television stations in a market, they are permitted to charge subscribers extra for such service; some subscribers may choose not to pay extra to receive local television stations. In the event subscribers to satellite services do not receive the stations that we own and operate or provide services to, we could lose audience share, which would adversely affect our revenue and earnings. In certain limited circumstances where satellite subscribers cannot receive an adequate over-the-air signal from one of our stations or when we grant a waiver of our rights, satellite carriers may provide the signals of distant stations with the same network affiliations as our stations. The availability of another station with the same network affiliation as ours in our markets could negatively affect our audience share. Such negative effects could increase if the subscribership of these satellite providers continues to grow.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

The interest rate on our outstanding Senior Secured Notes is fixed at 9.75%.  Consequently, our earnings will not be affected by changes in short-term interest rates.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Auditors

The Board of Directors and Stockholders
Granite Broadcasting Corporation

We have audited the accompanying consolidated balance sheets of Granite Broadcasting Corporation as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the three years in the period ended December 31, 2003.  Our audits also included the financial statement schedule listed in the Index at Item 15(a).  These financial statements and the schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Granite Broadcasting Corporation at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, Granite Broadcasting Corporation has restated its financial statements as of and for the year ended December 31, 2002.  Also, as discussed in Note 2 to the consolidated financial statements, on January 1, 2002 Granite Broadcasting Corporation adopted Statement of Financial Accounting Standards No. 142, Goodwill and Intangible Assets.  Further, as discussed in Note 8 to the consolidated financial statements, on January 1, 2003 Granite Broadcasting Corporation retroactively adopted Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.

ERNST & YOUNG LLP

New York, New York

February 20, 2004

GRANITE BROADCASTING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2001	2002	2003
	(Restated)
Net revenues	$113,075,276	$135,344,151	$108,544,424
Station operating expenses	116,373,938	103,963,240	92,033,163
Depreciation	6,076,212	5,896,626	6,285,077
Amortization of intangible assets	26,735,547	21,964,771	9,976,310
Corporate expense	9,686,952	9,536,424	11,767,659
Non-cash compensation expense (1)	1,472,735	1,508,048	895,539

Operating loss	(47,270,108)	(7,524,958)	(12,413,324)

Other expenses (income):
Interest expense	47,481,899	34,889,378	31,305,297
Interest income	(1,559,321)	(1,077,327)	(1,281,251)
Non-cash interest expense	7,951,079	13,030,566	4,969,421
Non-cash preferred stock dividend	—	—	12,773,922
Gain on sale of assets	—	(192,406,138)	—
Loss on extinguishment of debt	2,011,801	15,096,641	3,214,524
Other	1,141,058	868,724	584,324
(Loss) income before income taxes and cumulative effect of a change in accounting principle	(104,296,624)	122,073,198	(63,979,561)
Provision (benefit) for income taxes:
Current	214,000	18,873,040	(16,110,412)
Deferred	(27,763,730)	34,288,913	(921,277)
Total (benefit) provision for income taxes	(27,549,730)	53,161,953	(17,031,689)
(Loss) income before cumulative effect of a change in accounting principle	(76,746,894)	68,911,245	(46,947,872)
Cumulative effect of a change in accounting principle, net of tax benefit of $58,350,946	—	150,478,583	—
Net loss	$(76,746,894)	$(81,567,338)	$(46,947,872)

Net loss attributable to common shareholders	$(109,310,870)	$(80,744,517)	$(59,899,430)

Per basic common share:
(Loss) income before cumulative effect of a change in accounting principle	$(5.89)	$3.72	$(3.15)
Cumulative effect of a change in accounting principle, net of tax benefit	—	(8.03)	—
Basic net loss per share	$(5.89)	$(4.31)	$(3.15)

Weighted average common shares outstanding	18,568,811	18,749,363	18,990,919

Per diluted common share:
(Loss) income before cumulative effect of a change in accounting principle	$(5.89)	$3.65	$(3.15)
Cumulative effect of a change in accounting principle, net of tax benefit	—	(7.88)	—
Diluted net loss per share	$(5.89)	$(4.23)	$(3.15)

Weighted average common shares outstanding — assuming dilution	18,568,811	19,098,326	18,990,919

(1)                                  Allocation of non-cash compensation expense to other operating expenses:

	For the Years Ended December 31,
	2001	2002	2003
Station operating expenses	$409,863	$295,652	$756,270
Corporate expense	1,062,872	1,212,396	139,269
Non-cash compensation expense	$1,472,735	$1,508,048	$895,539

See accompanying notes.

GRANITE BROADCASTING CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2002	2003
	(Restated)
Assets

Current assets:
Cash and cash equivalents (including $1,777,115 of restricted cash at December 31, 2002)	$54,319,597	$90,213,995
Accounts receivable, less allowance for doubtful accounts ($747,520 in 2002 and $1,319,238 in 2003)	23,211,637	21,464,965
Film contract rights	19,713,849	15,299,993
Income tax receivable	5,334,846	16,326,799
Other current assets	4,781,201	5,795,794
Total current assets	107,361,130	149,101,546

Property and equipment, net	41,813,349	48,449,586
Film contract rights	12,918,123	8,446,229
Other non current assets	3,461,975	7,891,335
Deferred financing fees, less accumulated amortization ($7,612,443 in 2002 and $50,902 in 2003)	5,630,704	13,373,623
Goodwill, net	83,051,302	78,049,529
Broadcast licenses, net	127,331,829	127,331,829
Network affiliations, net	87,365,957	86,379,757
Other intangibles, net	3,250,000	—
Total Assets	$472,184,369	$519,023,434

Liabilities and stockholders’ deficit

Current liabilities:
Accounts payable	$2,807,730	$2,903,728
Accrued interest	3,158,876	987,187
Other accrued liabilities	6,941,220	7,039,091
Film contract rights payable	26,601,355	27,314,160
Other current liabilities	3,581,243	2,951,001
Total current liabilities	43,090,424	41,195,167

Long-term debt	312,791,038	400,086,598
Film contract rights payable	33,379,694	24,616,575
Deferred tax liability	44,736,713	46,203,797
Redeemable preferred stock	—	198,480,586
Accrued dividends on redeemable preferred stock	19,160,885	44,708,729
Other non current liabilities	11,195,374	13,163,788

Redeemable preferred stock	198,125,314	—

Stockholders’ deficit:
Common stock: 41,000,000 shares authorized consisting of 1,000,000 shares of Class A Common Stock, $.01 par value, and 40,000,000 shares of Common Stock (Nonvoting), $.01 par value; 178,500 shares of Class A Common Stock and 18,834,179 shares of Common Stock (Nonvoting) (18,581,510 shares at December 31, 2002) issued and outstanding at December 31, 2003	187,600	190,126

Accumulated deficit	(188,779,415)	(248,118,609)
Less:
Unearned compensation	(851,334)	(627,648)
Treasury stock, at cost	(851,924)	(875,675)
Total stockholders’ deficit	(190,295,073)	(249,431,806)
Total liabilities and stockholders’ deficit	$472,184,369	$519,023,434

See accompanying notes.

GRANITE BROADCASTING CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2001, 2002 and 2003

	Class A Common Stock	Common Stock (Nonvoting)	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Unearned Compensation	Note Receivable From Officer	Treasury Stock	Total Stockholders’ Equity (Deficit )

Balance as of December 31, 2000	$1,785	$180,308	$2,295,136	$7,614,114	$(1,091,653)	$(886,875)	$(297,000)	$7,815,815
Dividends on redeemable preferred stock			(4,492,611)	(27,571,217)				(32,063,828)
Accretion of offering costs related to Cumulative Exchangeable Preferred Stock			(500,148)					(500,148)
Grant of stock award under stock plans			573,045		(573,045)			—
Issuance of Common Stock (Nonvoting)		4,171	(4,171)					—
Stock expense related to stock plans			63,990		1,141,713			1,205,703
Issuance of warrants			2,064,759					2,064,759
Discount on loans to officers					(806,194)			(806,194)
Repayment of Note Receivable from Officer						886,875		886,875
Net loss				(76,746,894)				(76,746,894)
Balance at December 31, 2001	1,785	184,479	—	(96,703,997)	(1,329,179)	—	(297,000)	(98,143,912)
Dividends on redeemable preferred stock			(18,560,342)	(10,508,080)				(29,068,422)
Gain on retirement of Cumulative Exchangeable Preferred Stock			30,299,037					30,299,037
Accretion of offering costs related to Cumulative Exchangeable Preferred Stock			(407,794)					(407,794)
Grant of stock award under stock plans			799,691		(799,691)			—
Exercise of stock options		20	2,980					3,000
Issuance of Common Stock (Nonvoting)		1,316	(1,316)					—
Repurchase of Common Stock (Nonvoting)							(554,924)	(554,924)
Stock expense related to stock plans			17,624		1,082,084			1,099,708
Cancellation of warrants			(12,149,880)					(12,149,880)
Discount on loans to officers					195,452			195,452
Net loss (Restated)				(81,567,338)				(81,567,338)
Balance at December 31, 2002 (Restated)	1,785	185,815	—	(188,779,415)	(851,334)	—	(851,924)	(190,295,073)
Dividends on redeemable preferred stock			(382,600)	(12,391,322)				(12,773,922)
Accretion of offering costs related to Cumulative Exchangeable Preferred Stock			(177,636)					(177,636)
Grant of stock award under stock plans			402,900		(402,900)			—
Exercise of stock options		175	26,075					26,250
Issuance of Common Stock (Nonvoting)		2,351	(2,351)					—
Repurchase of Common Stock (Nonvoting)							(23,751)	(23,751)
Stock expense related to stock plans			133,612		431,133			564,745
Discount on loans to officers					195,453			195,453
Net loss				(46,947,872)				(46,947,872)
Balance at December 31, 2003	$1,785	$188,341	$—	$(248,118,609)	$(627,648)	$—	$(875,675)	$(249,431,806)

See accompanying notes.

GRANITE BROADCASTING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2001	2002	2003
	(Restated)
Cash flows from operating activities:
Net loss	$(76,746,894)	$(81,567,338)	$(46,947,872)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	26,735,547	21,964,771	9,976,310
Depreciation	6,076,212	5,896,626	6,285,077
Non-cash compensation expense	1,472,735	1,508,048	895,539
Non-cash interest expense	7,951,079	13,030,566	4,969,421
Non-cash preferred stock dividend	—	—	12,773,922
Deferred tax benefit	(26,959,263)	(24,060,838)	(921,277)
Loss on extinguishments of debt	2,011,801	15,096,641	3,214,524
Gain on sale of assets	—	(192,406,138)	—
Cumulative effect of a change in accounting principle	—	208,829,529	—
Change in assets and liabilities net of effects from sale of station:
Decrease (increase) in accounts receivable	4,335,909	(34,970,057)	1,746,672
Increase (decrease) in accrued liabilities	2,773,245	1,941,543	(2,073,818)
(Decrease) increase in accounts payable	(1,835,829)	1,131,254	95,998
NBC affiliation prepayment	(27,778,694)	—	—
WB affiliation payment	(4,523,428)	(4,523,428)	(2,096,753)
Increase in income tax receivable	—	(5,334,846)	(10,991,953)
Decrease (increase) in film contract rights and other assets	11,644,324	(5,692,854)	2,485,695
Increase (decrease) in film contract rights payable and other liabilities	17,892,764	5,746,953	(186,005)
Net cash used in operating activities	(56,950,492)	(73,409,568)	(20,774,520)

Cash flows from investing activities:
Proceeds from sale of station	—	265,018,849	—
Capital expenditures	(3,231,733)	(14,118,797)	(12,652,554)
Net cash (used in) provided by investing activities	(3,231,733)	250,900,052	(12,652,554)

Cash flows from financing activities:
Proceeds from senior credit facility	205,000,000	80,000,000	—
Proceed from senior secured notes	—	—	400,067,100
Repayment of bank debt	(113,672,428)	(170,000,000)	(316,677,910)
Payment of deferred financing fees	(10,927,740)	(8,778,814)	(14,070,217)
Repurchase of cumulative exchangeable preferred stock	—	(53,264,005)	—
Repurchase of common stock	—	(554,924)	(23,751)
Exercise of stock options	—	—	26,250
Net cash provided by (used in) financing activities	80,399,832	(152,597,743)	69,321,472

Net increase in cash and cash equivalents	20,217,607	24,892,741	35,894,398
Cash and cash equivalents, beginning of year	9,209,249	29,426,856	54,319,597
Cash and cash equivalents, end of year	$29,426,856	$54,319,597	$90,213,995

Supplemental information:
Restricted cash	$9,286,326	$1,777,115	$—
Cash paid for interest	41,386,874	40,634,741	33,473,446
Cash paid for income taxes	443,604	26,759,484	832,765
Non-cash capital expenditures	513,640	600,455	142,335
Cumulative exchangeable preferred stock dividend	32,063,828	27,679,733	25,547,844
Fair value of warrants issued	2,065,000	—	—
Cancellation of warrants	—	12,150,000	—

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

Note 2 – Summary of Significant Accounting Policies

Financial statement presentation

The consolidated financial statements include the accounts of Granite Broadcasting Corporation and its wholly owned subsidiaries.  All significant inter-company accounts and transactions have been eliminated.  As discussed below, the Company changed its accounting policy with respect to the amortization of network affiliation agreements.  Accordingly, the consolidated financial statements at and for the year ended December 31, 2002 have been restated.

Restatement of Financial Results

Upon the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement 142”), the Company considered the value of its network affiliation agreements as indefinite live assets that should not be subject to amortization.  In light of recently stated positions by the Securities and Exchange Commission regarding amortization of network affiliation agreements, the Company has changed its accounting policy to amortize these assets retroactive to January 1, 2002 using a 25 year useful life.  As a result, the financial results for each of the quarters ended March 31, 2002 through September 30, 2003 are being restated.  The total impact of the adjustment was an increase in amortization expense of $744,839 in each quarterly period, with a corresponding adjustment to (loss) income before cumulative effect of a change in accounting principle and net loss in each period of $484,145.  Basic and diluted net loss per share increased by $0.02 in the quarter ended March 31, 2002, basic net income per share decreased by $0.02 and diluted net income per share decreased by $0.03 in the quarter ended June 30, 2002, basic and diluted net loss per share increased by $0.03 and $0.02 in the quarters ended September 30, 2002 and December 31, 2002, respectively.  Basic and diluted net loss per share increased by $0.02, $0.03 and $0.02 in the quarters ended March 31, 2003, June 30, 2003, and September 30, 2003, respectively.

Revenue recognition

The Company’s primary source of revenue is the sale of television time to advertisers.  Revenue is recorded when the advertisements are aired and collectibility is reasonably assured.  Other sources of revenue are compensation from the networks, studio rental and commercial production activities.  These revenues are recorded when the programs are aired and the services are performed.

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

Intangibles

Intangible assets at December 31 are summarized as follows:

	2002	2003
	(Restated)
Goodwill	$111,252,372	$106,250,599
Covenant not to compete	30,000,000	30,000,000
Network affiliations	127,622,742	133,362,852
Broadcast licenses	159,647,594	159,647,594
	428,522,707	429,261,045
Accumulated amortization	(127,523,620)	(137,499,930)

Net intangible assets	$300,999,088	$291,761,115

The Company adopted Statement 142 on January 1, 2002.  Upon adoption of Statement 142, the Company recorded a one-time non-cash charge to reduce the carrying value of goodwill and other indefinite lived intangible assets by $95,000,000 and $114,000,000, respectively during 2002.  The decline in the carrying value of goodwill and other-indefinite lived intangible assets relates solely to the Company’s Warner Brothers affiliates.  Such charge is non-operational in nature and is reflected as a cumulative effect of a change in accounting principle in the statement of operations.  In calculating the impairment charge, the fair value was estimated using a discounted cash flow methodology.  The Company completed its required annual impairment test as of December 31, 2003, and concluded that no additional write down to the carrying value of goodwill and other indefinite-lived intangible assets is required.  The Company reduced goodwill during the year ended December 31, 2003 by $5,001,773 to reverse tax reserves established in connection with an acquisition that are no longer needed.

As of December 31, 2002 and 2003, the Company’s intangible assets and related accumulated amortization consisted of the following:

	December 31, 2002		December 31, 2003
	(Restated)
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization

Intangible assets subject to amortization:
Network affiliation agreements	$127,622,742	$(40,256,785)	$133,362,852	$(46,983,095)
Covenant not to compete	30,000,000	(26,750,000)	30,000,000	(30,000,000)
	$157,622,742	$(67,006,785)	$163,362,852	$(76,983,095)

Intangible assets not subject to amortization:
Goodwill	$111,252,372	$(28,201,070)	$106,250,599	$(28,201,070)
Broadcast licenses	159,647,594	(32,315,765)	159,647,594	(32,315,765)
	$270,899,966	$(60,516,835)	$265,898,193	$(60,516,835)

The Company recorded amortization expense of $21,965,000 and $9,976,000 during the years ended December 31, 2002 and 2003, respectively.  Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding 5 years are as follows: 2004: $7,435,000; 2005: $7,409,000; 2006: $7,409,000; 2007: $7,409,000 and 2008:  $3,091,000.  As acquisitions and dispositions occur in the future, these amounts may vary.

The 2001 results on a historical basis do not reflect the provisions of Statement 142.  Had the Company adopted Statement 142 on January 1, 2001, the historical net loss and basic and diluted net loss per common share would have changed to the adjusted amounts indicated below:

	December 31, 2001
		Per basic and diluted common share
Net loss	$(76,746,894)	$(5.89)
Add: Goodwill amortization	5,898,800	0.32
Add: Intangible amortization	7,433,402	0.40
Adjusted net loss	$(63,414,692)	$(5.17)

Long-Lived Assets

Long-lived assets for impairment are reviewed whenever events or changes in circumstances indicate that the carrying amount of an asset is not recoverable.  At such time as an impairment in value of a long-lived asset is identified, except for goodwill and other intangible assets deemed to have indefinite lives as previously discussed, the impairment will be measured in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets, as the amount by which the carrying amount of a long-lived asset exceeds its fair value.  A present value technique, which utilizes multiple cash flow scenarios that reflect the range of possible outcomes and an appropriate discount rate, is used to determine fair value.  There were no impairments of long-lived assets at December 31, 2003.

Deferred financing fees

On December 22, 2003, the Company completed an offering of 9 3/4% Senior Secured Notes (the Notes).  Proceeds from the Notes were used to (i) repay all outstanding borrowings, plus accrued interest, under the Senior Credit Agreement, (ii) to redeem at par, plus accrued interest, all of the 9 3/8% and 10 3/8% Senior Subordinated Notes due 2005 and (iii) to repurchase at par, plus accrued interest, all of the 8 7/8% Senior Subordinated Notes due 2008.  The unamortized deferred financing fees related to the Company’s senior credit agreement and the Company’s senior subordinated notes of $3,215,000 were written off in 2003.  The Company incurred fees of $13,425,000 in connection with the sale of the Senior Secured Notes.  These fees are being amortized straight-line over seven years.

Property and equipment

Property and equipment are recorded at cost and depreciated on a straight-line basis over their estimated useful lives ranging from three to 35 years.  Maintenance and repairs are charged to operations as incurred.

Film contract rights

Film contract rights are recorded as assets at gross value when the license period begins and the films are available for broadcasting.  Film contract rights are amortized on an accelerated basis over the estimated usage of the films, and are classified as current or non-current on that basis.  The Company’s accounting for long-lived program assets requires judgment as to the likelihood that such assets will generate sufficient revenue to cover the associated expense.  The Company reviews its program inventory for impairment by projecting the amount of revenue the program will generate over the remaining life of the contract and comparing it to the program’s expense.  The Company has written down the value of certain programs by $5,600,000 and $3,000,000 in the years ended December 31, 2002 and 2003, respectively.  Film contract rights payable are classified as current or non-current in accordance with the payment terms of the various license agreements.  Film contract rights are reflected in the consolidated balance sheet at the lower of unamortized cost or estimated net realizable value.

At December 31, 2003, the obligation for programming that had not been recorded because the program rights were not available for broadcasting aggregated $38,353,000.

Barter transactions

Revenue from barter transactions is recognized when advertisements are broadcast and merchandise or services received are charged to expense when received or used.  Barter revenue totaled $1,723,000, $1,922,000 and $1,894,000 for the years ended December 31, 2001, 2002 and 2003 respectively.  Barter expense totaled $1,487,000, $1,090,000 and $1,572,000 for the years ended December 31, 2001, 2002 and 2003 respectively.

Advertising

The cost of advertising is expensed as incurred.  Advertising expense was $2,028,000, $3,511,000 and $3,689,000 for the years ended December 31, 2001, 2002 and 2003 respectively.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Cash and cash equivalents

Cash and cash equivalents include funds invested overnight in Eurodollar deposits and United States government obligations. Cash totaling $1,777,115 at December 31, 2002, was restricted in its use for the payment of interest on the then outstanding senior credit facility.

Stock options

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”).  Accordingly, no compensation expense has been recognized for the stock option plans.  For purposes of SFAS 123 pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period; therefore, the impact on pro forma net loss in 2001, 2002 and 2003 may not be representative of the impact in future years.  The Company’s pro forma information for years ended December 31, follows:

	2001	2002	2003
		(Restated)
Net loss	$(76,746,894)	$(81,567,338)	$(46,947,872)
Pro forma compensation expense	2,113,526	2,300,977	1,381,366
Less: Option compensation expense, as reported	—	98,600	48,000
Pro forma net loss	$(78,860,420)	$(83,769,715)	$(48,281,238)

Basic net loss per share,	$(5.89)	$(4.31)	$(3.15)
Pro forma compensation expense	(0.11)	(0.12)	(0.07)
Pro forma basic net loss per share	$(6.00)	$(4.43)	$(3.22)

Diluted net loss per share	$(5.89)	$(4.23)	$(3.15)
Pro forma compensation expense	(0.11)	(0.12)	(0.07)
Pro forma diluted net loss per share	$(6.00)	$(4.35)	$(3.22)

The fair value for each option grant was estimated at the date of grant using the Black Scholes option pricing model with the following assumptions for the various grants made during 2001, 2002 and 2003:

	2001	2002	2003
Risk-free interest rate	4.08%	3.00%	2.93% - 3.19%
Dividend yield	—	—	—
Expected volatility	86%	103%	59%- 92%
Expected lives	5	4	5

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

Net income (loss) per common share

The following table sets forth the computation of basic and diluted earnings per share:

	Years Ended December 31,
	2001	2002	2003
		(Restated)
(Loss) income before cumulative effect of a change in accounting principle	$(76,746,894)	$68,911,245	$(46,947,872)
Cumulative effect of a change in accounting principle, net of tax benefit	—	150,478,583	—

Net loss	(76,746,894)	(81,567,338)	(46,947,872)

Gain on retirement of cumulative exchangeable preferred stock	—	(30,299,037)	—
Cumulative exchangeable preferred stock dividends	32,063,828	29,068,422	12,773,922
Accretion of offering costs on cumulative exchangeable preferred stock	500,148	407,794	177,636

Net loss attributable to common shareholders	$(109,310,870)	$(80,744,517)	$(59,899,430)

Weighted average common shares outstanding for basic net loss per share	18,568,811	18,749,363	18,990,919
ADD:
Effect of dilutive securities:
Stock options	—	348,963	—

Adjusted weighted average common shares outstanding – assuming dilution	18,568,811	19,098,326	18,990,919

Per basic common share:
(Loss) income before cumulative effect of a change in accounting principle	$(5.89)	$3.72	$(3.15)
Cumulative effect of a change in accounting principle, net of tax benefit	—	(8.03)	—
Basic net loss per share	$(5.89)	$(4.31)	$(3.15)

Per diluted common share:
(Loss) income before cumulative effect of a change in accounting principle	$(5.89)	$3.65	$(3.15)
Cumulative effect of a change in accounting principle, net of tax benefit	—	(7.88)	—
Diluted net loss per share	$(5.89)	$(4.23)	$(3.15)

Stock options totaling 210,070 and 45,565 for the years ended December 31, 2001 and 2003, respectively were excluded from the computation of diluted earnings per share due to their anti-dilutive effect.

Recent Accounting Pronouncements

On April 30, 2002, the FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. (“Statement 145”) Statement 145 updates, clarifies and simplifies existing accounting pronouncements.  Statement 145 rescinds Statement 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Statement 145 is effective for fiscal years beginning after June 15, 2002.  All prior extraordinary items relating to the extinguishments of debt have been retroactively adjusted and reclassified to income from continuing operations.  The impact of adopting Statement 145 reduced income from continuing operations by $2,012,000 and $15,097,000 for the years ended December 31, 2001 and 2002, respectively.

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

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“Interpretation 46”).  Interpretation 46 addresses when a company should include in its financial statements the assets, liabilities and activities of another entity.  The International No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  The Company adopted Interpretation 46 in 2003 and the application of Interpretation 46 did not have an impact on the Company’s financial position, results of operations or cash flows.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“Statement 150”).  Statement 150 establishes standards for classifying and measuring as liabilities certain financial instruments that have characteristics of both liabilities and equity.  The provisions of Statement 150 are effective beginning with the first interim period after June 15, 2003.  The Company adopted Statement 150 during the six months ended December 31, 2003.  The Company’s 12 3/4% Cumulative Exchangeable Preferred Stock has been reclassified on the Company’s consolidated balance sheet as a long-term liability and the accrual of dividends for the six months ended December 31, 2003 has been recorded as a charge to expense on the consolidated statement of operations.  The impact of adopting Statement 150 resulted in a reduction of income before income taxes by $12,774,000 for the year ended December 31, 2003.

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

Note 4 – Property and Equipment

The major classifications of property and equipment are as follows:

	December 31,
	2002	2003
Land	$1,546,960	$1,555,500
Buildings and improvements	14,900,395	15,222,913
Furniture and fixtures	7,983,447	8,326,326
Technical equipment and other	52,073,472	62,102,192
	76,504,274	87,206,931

Less: Accumulated depreciation	34,690,925	38,757,345

Net property and equipment	$41,813,349	$48,449,586

Note 5 – Other Accrued Liabilities

Other accrued liabilities are summarized below:

	December 31,
	2002	2003
Compensation and benefits	$1,933,272	$2,365,768
Severance and other costs related to the sale of KNTV	3,152,558	1,396,571
Professional fees	266,940	1,283,221
Other	1,588,450	1,993,531

Total	$6,941,220	$7,039,091

Note 6 – Other Current Liabilities

Other current liabilities are summarized below:

	December 31,
	2002	2003
WB affiliation payment, net	$2,073,070	$1,825,278
Barter payable	757,850	862,507
Other	750,323	263,216

Total	$3,581,243	$2,951,001

Note 7 – Other Current Assets

Other current assets are summarized below:

	December 31,
	2002	2003
Barter and other receivables	$2,882,538	$4,079,532
Prepaid film contract rights	24,854	—
Other	1,873,809	1,716,262

Total	$4,781,201	$5,795,794

Note 8 – Long-term Debt

The carrying amounts and fair values of the Company’s long-term debt are as follows:

	December 31, 2002		December 31, 2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Credit Agreement	$115,000,000	$115,000,000	$—	$—
9-3/4% Senior Secured Notes	—	—	400,086,598	401,287,365
9-3/8% Senior Subordinated Notes, net of unamortized discount	34,608,659	28,023,259	—	—
10-3/8% Senior Subordinated Notes	100,717,000	86,616,620	—	—
8-7/8% Senior Subordinated Notes, net of unamortized discount	62,465,379	50,578,029	—	—

Total	$312,791,038	$280,217,908	$400,086,598	$401,287,365

The fair value of the Company’s senior subordinated notes at December 31, 2002 and the senior secured notes at December 31, 2003 is estimated based on quoted market prices.  The carrying amount of the Company’s borrowings at December 31, 2002 under the Company’s senior credit agreement approximated fair value.

Senior Secured Notes

On December 22, 2003, the Company completed a $405,000,000 offering of its 9 3/4% Senior Secured Notes (the “Notes”) due December 1, 2010, at a discount, resulting in proceeds to the Company of $400,067,100.  Interest on the Notes is payable on December 1 and June 1 of each year, beginning on June 1, 2004.  The Notes are secured by substantially all of the assets of the Company.  The Company used the net proceeds from the offering in part to (i) repay all outstanding borrowings, plus accrued interest, under the senior credit agreement,  (ii) redeem at par, plus accrued interest, all of our 9 3/8% and 10 3/8% senior subordinated notes due May and December 2005, respectively, and (iii) to repurchase at par, plus accrued interest, all of our 8 7/8% senior subordinated notes due May 2008. The remaining proceeds will be used for general working capital purposes.

The Indenture governing the Notes contain certain covenants that, among other things, limits the ability of the Company and its subsidiaries to incur debt, pay cash dividends on or repurchase capital stock, enter into agreements which create liens against the assets of the Company, restrict the ability of a subsidiary to pay money or transfer assets to the Company, enter into certain transactions with affiliates and to merge, consolidate or sell substantially all of the assets of the Company.

The Notes are redeemable at any time on or after December 1, 2006, at the option of the Company, in whole or in part at certain prices declining annually to 100% of the principal amount on or after.  The Company may redeem up to 35% of the aggregate principal amount of the Notes using proceeds of certain equity offerings completed on or before December 1, 2005.   The Company is required to offer to purchase all outstanding Notes at 101% of the principal amount thereof plus accrued interest in the event of a Change of Control (as defined in the Indenture governing the Notes).

On April 30, 2002, the Company entered into an amended and restated Senior Credit Agreement (the Credit Agreement).  The Credit Agreement consisted of (i) a committed $60,000,000 Tranche A term loan facility, (ii) a committed $80,000,000 Tranche B term loan facility, and (iii) an uncommitted $10,000,000 Tranche C supplemental term loan facility.  The obligations of the Company with respect to all of the loan facilities were secured by substantially all of the assets of the Company and its subsidiaries.  As discussed above, the Credit Agreement was repaid in full with a portion of the proceeds of the 9 3/4% Senior Secured Notes.

Senior Subordinated Notes

The Company had outstanding $100,717,000 aggregate principal amount of its 10-3/8% Senior Subordinated Notes (the “10-3/8% Notes”) due May 15, 2005 and $34,660,000 aggregate principal amount of its 9-3/8% Senior Subordinated Notes (the “9-3/8%

Notes”) due December 1, 2005.  On December 22, 2003, the Company to redeemed in full the 10-3/8% and 9-3/8% Notes at par, plus accrued interest and repurchased all of the outstanding 8-7/8% Senior Subordinated Notes due May 15, 2008 at par , plus accrued interest.  In connection with these transactions, the Company recognized a loss on the extinguishment of debt of $3,215,000 related to the write-off of unamortized deferred financing fees and 30-day holding period interest on the 9-3/8% Notes and 10-3/8% Notes from December 22, 2003 to January 21, 2004, the date of redemption.

During 2001, the Company recognized a loss on the extinguishment of debt of $2,012,000 related to the repayment of all outstanding borrowings under the then existing bank credit agreement and the write-off of related deferred financing fees.  During 2002, the Company recognized a loss on the extinguishment of debt of $15,097,000 related to the repayment of all outstanding borrowings under the then existing bank credit agreement and the write-off of related deferred financing fees.

The scheduled principal maturities on all long-term debt for the five years subsequent to December 31, 2003, are as follows:

2004	$—
2005	—
2006	—
2007	—
2008	—
2009 and thereafter	405,000,000
$405,000,000

Note 9 – Commitments

Future minimum lease payments under long-term operating leases as of December 31, 2003 are as follows:

2004	$1,312,481
2005	1,359,241
2006	659,129
2007	622,545
2008	647,366
2009 and thereafter	11,067,990
$15,668,752

Rent expense, including escalation charges, was approximately $1,412,000, $887,000 and $1,050,000 for the years ended December 31, 2001, 2002 and 2003, respectively.

Future payments under film contract rights agreements as of December 31, 2003 are as follows:

2004	$29,166,733
2005	20,361,176
2006	16,043,513
2007	9,134,133
2008	6,060,945
2009 and thereafter	9,517,191
$90,283,711

Note 10 – Redeemable Preferred Stock

Series A Preferred Stock

The Company authorized 100,000 shares of its Series A Convertible Preferred Stock (“Series A Stock”), par value $.01 per share, which were issued at an aggregate price of $1,210,000.  All outstanding shares of the Series A Stock were converted into shares of the Company’s Common Stock (Nonvoting), par value $.01 per share (the “Common Stock (Nonvoting)”) in August 1995.  Prior to conversion, dividends accrued on the Series A Stock at an annual rate of $.40 per share which accumulated, without interest, if unpaid.  Accrued but unpaid dividends on the Series A Stock totaled $262,844 at December 31, 2002 and 2003 and are recorded in other non-current liabilities on the Company’s balance sheet.  Accrued dividends are due and payable on the date on which such dividends may be paid under the Company’s debt instruments.

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

Holders of the 12-3/4% Cumulative Exchangeable Preferred Stock are entitled to receive dividends at an annual rate of 12-3/4% per share payable semi-annually on April 1 and October 1 of each year.  The Company paid dividends on and prior to April 1, 2002 in additional shares of 12-3/4% Cumulative Exchangeable Preferred Stock.  On and after October 1, 2002, the Company is required to pay such dividends in cash.  However, the payment of cash dividends on the 12-3/4% Cumulative Exchangeable Preferred Stock was restricted by the terms of the indentures governing the Company’s senior subordinated notes and was prohibited under the terms of the Senior Credit Agreement. Since three or more semi-annual dividend payments have not been paid, the holders of the Preferred Stock have the right to elect the lesser of two directors or that number of directors constituting 25% of the members of the Board of Directors.  The right of the holders of the Preferred Stock to elect members of the Board of Directors as set forth above will continue until such time as all accumulated dividends that are required to be paid in cash and that are in arrears on the Preferred Stock are paid in full in cash. The Company is restricted by the terms of the indenture governing the Company’s senior secured notes from paying cash dividends on the 12-3/4% Cumulative Exchangeable Preferred Stock.  The Company does not anticipate paying cash dividends on the 12-3/4% Cumulative Exchangeable Preferred Stock in the foreseeable future.  Dividends on the 12-3/4% Cumulative Exchangeable Preferred Stock are cumulative and accrue without interest, if unpaid.  Accrued but unpaid dividends on the 12-3/4% Cumulative Exchangeable Preferred Stock totaled $44,709,000 as of December 31, 2003 are recorded in other non-current liabilities on the Company’s balance sheet.

The Company adopted Statement 150 during the three months ended September 30, 2003.  The Company’s 12 3/4% Cumulative Exchangeable Preferred Stock has been reclassified on the Company’s consolidated balance sheet as a long-term liability and the accrual of dividends for the six months ended December 31, 2003 has been recorded as a charge to expense on the consolidated statement of operations.  The impact of adopting Statement 150 resulted in a reduction of income before income taxes by $12,774,000 for the year ended December 31, 2003.

During 2002, the Company repurchased and retired a total of 83,920 shares of its $1,000 face amount 12-3/4% Cumulative Exchangeable Preferred Stock for $53,264,000.  The shares were repurchased at an average price of $634.70 per share, generating a gain, after transaction related expenses and the write off of a portion of the initial offering costs, of $30,299,000.  The gain was recorded in additional paid in capital on the Company’s consolidated balance sheet.

The 12-3/4% Cumulative Exchangeable Preferred Stock is entitled to a preference of $1,000 per share initially, plus accumulated and unpaid dividends in the event of liquidation or winding up of the Company ($245,084,000 liquidation value at December 31, 2003).  The Company is required, subject to certain conditions, to redeem all of the 12-3/4% Cumulative Exchangeable Preferred Stock outstanding on April 1, 2009, at a redemption price equal to 100% of the then effective liquidation preference thereof, plus, without duplication, accumulated and unpaid dividends to the date of redemption.  Based on quoted market prices, the fair value of the 12-3/4% Cumulative Exchangeable Preferred Stock at December 31, 2003 is $128,240,248.

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

Note 11 – Stockholders’ Equity (Deficit)

Stock option plans

In April 1990 the Company adopted a stock option plan (the “Stock Option Plan”) for officers and certain key employees. The Stock Option Plan terminated on April 1, 2000.  At December 31, 2002 and 2003, options granted under the Stock Option Plan were outstanding for the purchase of 4,285,500 and 4,232,700 shares of Common Stock (Nonvoting), respectively.

On April 27, 2000, the Company adopted a new stock option plan (the “2000 Stock Option Plan”) for officers and certain key employees.  The number of shares of Common Stock (Nonvoting) subject to options available for grant is 4,000,000.  Options may be granted under the 2000 Stock Option Plan at an exercise price (for tax-qualified incentive stock options) of not less than 100% of the fair market value of the Common Stock (Nonvoting) on the date the option is granted, or 110% of such fair market value for option recipients who hold 10% or more of the Company’s voting stock.  The exercise price for non-qualified stock options may be less than, equal to or greater than the fair market value of the Common Stock (Nonvoting) on the date the option is granted. At December 31, 2002 and 2003, options granted under the 2000 Stock Option Plan were outstanding for the purchase of 1,627,500 and 1,750,000 shares of Common Stock (Nonvoting) respectively.

On March 1, 1994, the Company adopted a Director Stock Option Plan (the “Director Option Plan”) providing for the grant, from time to time, of nonqualified stock options to non-employee directors of the Company to purchase shares of Common Stock (Nonvoting).  On April 23, 2002, the Director Option Plan was amended to increase the shares of Common Stock (Nonvoting) subject to options available for grant to 1,500,000.  As of December 31, 2002 and 2003, options granted under the Director Option Plan were outstanding for the purchase of 808,435 shares of Common Stock (Nonvoting).  The options granted under the Director Option Plan serve as compensation for attendance at regularly scheduled meetings and for service on certain committees of the Board of Directors.

The Company’s stock option information is as follows:

	2001		2002		2003
	Options	Weighted- Average Exercise price	Options	Weighted- Average Exercise price	Options	Weighted- Average Exercise price

Outstanding at beginning of year	6,115,785	$7.51	5,957,985	$6.98	6,721,435	$6.33
Granted	25,000	1.50	1,030,500	2.34	160,000	2.10
Exercised	—	—	(2,000)	1.50	(17,500)	1.50
Forfeited	(182,800)	9.23	(265,050)	5.52	(72,800)	9.29
Outstanding at end of year	5,957,985	6.98	6,721,435	6.33	6,791,135	6.21
Exercisable at end of year	3,221,910	6.68	3,980,210	6.35	4,637,535	5.96
Weighted-average fair value of options granted during the year	$1.01		$1.65		$1.36

	Options Outstanding			Options Exercisable
Range of Exercise Prices	at 12/31/03	Weighted-Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Outstanding at 12/31/03	Weighted- Average Exercise Price

$1.47 - $2.70	1,695,500	7.56 years	$2.05	900,600	$2.05
$3.00 - $5.50	301,300	1.34 years	3.12	301,300	3.12
$6.13 - $6.88	1,565,200	5.12 years	6.47	1,463,500	6.48
$7.00 - $9.75	2,022,635	4.06 years	7.61	1,875,135	7.61
$10.00 - $12.44	1,207,000	5.07 years	10.11	97,000	11.33

Management Stock Plan

In April 1993, the Company adopted a Management Stock Plan providing for the grant from time to time of awards denominated in shares of Common Stock (Nonvoting) (the “Bonus Shares”) to salaried executive employees of the Company.  On December 2, 2002 the Company increased the reserve of shares from 1,500,000 to 2,000,000.  Shares generally vest over a five-year period. As of December 31, 2003, the Company has allocated a total of 1,634,425 Bonus Shares pursuant to the Management Stock Plan, 1,445,025 of which had vested through December 31, 2003.  For the years ended December 31, 2002 and 2003, 391,000 and 187,613 shares, respectively, were granted pursuant to the Management Stock Plan.  The weighted-average grant-date fair value of those shares is $2.27 and $2.15, respectively.

Non-Employee Directors’ Stock Plan

In April 1997, the Company adopted a Non-Employee Directors’ Stock Plan (the “Director Stock Plan”), providing an annual grant of shares of the Company’s Common Stock (Nonvoting) to each eligible non-employee director.  On December 2, 2002, the Company increased the reserve of shares of Common Stock (Nonvoting) for grant under the Director Stock Plan from 400,000 shares to 600,000 shares, and increased the compensation to be received by each eligible non-employee director on January 1st of each calendar year beginning January 1, 2003 to a number of shares of Common Stock (Nonvoting) equal to $50,000 divided by the fair market value per share on the date of grant; provided, that, any Directors Stock Plan Participant may elect prior to the grant date to be paid up to $30,000 of such grant in cash in lieu of shares having an aggregate fair market value equal to the amount of such cash payment.  Shares granted vest immediately.  For the years ended December 31, 2002 and 2003, 77,672 and 107,780 shares, respectively, were granted pursuant to the Director Stock Plan with weighted-average grant date fair values of $2.06 and $2.05, respectively.

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

The total number of common shares outstanding at December 31, 2003 assuming the exercise of all outstanding stock options and warrants is as follows:

Class A Common Stock	178,500
Common Stock (Nonvoting)	18,834,179
Stock options	6,791,135
Warrants	753,491
26,557,305

Note 12 – Income Taxes

The Company records income taxes using a liability approach for financial accounting and reporting that results in the recognition and measurement of deferred tax assets based on the likelihood of realization of tax benefits in future years.

The (benefit) provision for income taxes for the years ended December 31 consists of the following:

	2001	2002	2003
Current taxes:
Federal	$—	$15,593,922	$(16,326,799)
State	214,000	3,279,118	216,387
	214,000	18,873,040	(16,110,412)
Deferred taxes:
Federal	(26,014,730)	29,353,347	(1,303,162)
State	(1,749,000)	4,935,566	381,885
	(27,763,730)	34,288,913	(921,277)
(Benefit) provision for income taxes	$(27,549,730)	$53,161,953	$(17,031,689)

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Components of the Company’s deferred tax asset and liability as of December 31 are as follows:

	December 31,
	2002	2003
Deferred tax liability:
Depreciation and amortization	$51,121,862	$51,744,230
Total deferred tax liability	51,121,862	51,744,230

Deferred tax assets:
Net operating loss carry forward	8,988,492	12,854,961
Other	6,385,149	2,412,919
Valuation allowance	(8,988,492)	(9,727,447)
Total deferred tax assets	6,385,149	5,540,433
Net deferred tax liability	$44,736,713	$46,203,797

The difference between the U.S. federal statutory tax rate and the Company’s effective tax rate for the years ended December 31 is as follows:

	2001	2002	2003

U.S. statutory rate	35.0%	35.0%	35.0%
Nondeductible amortization	(1.3)	—	—
State and local taxes	1.0	3.9	(0.6)
Increase (decrease) in valuation allowance	(8.6)	0.2	—
Accrued dividend on redeemable preferred stock	—	—	(7.0)
Other	—	(0.5)	(0.7)
Effective tax rate	26.1%	38.6%	26.7%

At December 31, 2003, the Company had a net operating loss carry forward for federal tax purposes of approximately $11,000,000 almost of which are subject to limitations and expire in 2004 through 2018.

The valuation allowance decreased $7,333,000 during 2003, increased by $219,000 during 2002 and decreased by $8,770,000 during 2001.

During 2002, new tax legislation was enacted that allows for a five year carry back of alternative minimum tax net operating losses to fully offset alternative minimum taxable income.  As such, during 2002, the Company filed for and received a refund of prior alternative minimum tax paid of approximately $2,900,000.  The Company anticipates receiving a federal income tax refund of approximately $16,000,000 during 2004.

Note 13 – Defined Contribution Plan

The Company has a trusteed profit sharing and savings plan (the “Plan”) covering substantially all of its employees.  Contributions by the Company to the Plan are based on a percentage of the amount of employee contributions to the Plan and are made at the discretion of the Board of Directors.  Company contributions, which are funded monthly, amounted to $847,494, $735,158 and $451,645 for the years ended December 31, 2001, 2002 and 2003 respectively.

Note 14 – Related Party

Between 1995 and 1998, the Company loaned W. Don Cornwell, the Company’s Chief Executive Officer, $2,911,000 in four separate transactions.  On January 1, 2001, the Company loaned Mr. Cornwell an additional $375,000.  On February 15, 2001, the Company agreed to consolidate the five loans into one promissory note in the amount of $3,286,000.  The new promissory note matures on January 25, 2006 or, if earlier, 30 days after Mr. Cornwell’s termination of employment.  The new promissory note does not bear interest, but interest at an annual rate of 6.75 % will be imputed as additional compensation to the officer.  The new promissory note allows for the loan to be forgiven in one-third increments if the Company’s Common Stock (Nonvoting) trades for ten consecutive trading days at $15, $20, and $25, respectively, or if the per share consideration received by the Company’s common stockholders in a Change of Control (as defined in the Indentures governing the Company’s senior subordinated notes) equals at least $15, $20 or $25, respectively. In addition, on February 15, 2001 the Company forgave $232,247 of interest accrued on the old loans during the year-ended December 31, 2000.  The Company took a charge for this amount in 2001.

In 1995, the Company loaned Stuart Beck, the Company’s President, $221,200. On February 15, 2001, the Company agreed to cancel this note and issue a new promissory note in the same amount.  The new promissory note matures on January 25, 2006 or, if earlier, 30 days after Mr. Beck’s termination of employment.  The new promissory note does not bear interest, but interest at an annual rate of 6.75 % will be imputed as additional compensation to the officer.  The new promissory note allows for the loan to be forgiven in one-third increments if the Company’s Common Stock (Nonvoting) trades for ten consecutive trading days at $15, $20, and $25, respectively, or if the per share consideration received by the Company’s common stockholders in a Change of Control (as defined in the Indentures governing the Company’s senior subordinated notes) equals at least $15, $20 or $25, respectively.  In addition, on

February 15, 2001 the Company forgave $19,908 of interest accrued on the old loan during the year-ended December 31, 2000.  The Company took a charge for this amount in 2001.

On February 25, 2003, the Compensation Committee recommended, and the Board of Directors approved, an incentive award of $3,286,065 to each of Mr. Cornwell and Mr. Beck to be paid, subject to vesting terms, only upon the occurrence of the refinancing with a maturity of at least two years, of the senior debt due April 15, 2004. On December 22, 2003, the Company issued $405 million aggregate principal amount of 9 3/4% Senior Secured Notes, the proceeds of which were used by the Company in part to repay all outstanding borrowings (plus accrued interest) under the Company’s senior credit agreement, which satisfied the performance objective of the awards.  Mr. Cornwell’s award, which vests evenly over three years from the refinancing date, will be used to repay in full his outstanding loan from the Company of $3,286,065 due January 25, 2006.  Mr. Cornwell has irrevocably elected to defer all payments otherwise due until January 25, 2006 when his loan is repaid.  A portion of Mr. Beck’s award will be used to repay in full his outstanding loan from the Company of $221,200 due January 25, 2006, and the remaining amount of Mr. Beck’s incentive award will be paid, at the discretion of the Board of Directors, in the form of cash or shares of our Common Stock (Nonvoting).  Mr. Beck has irrevocably elected to defer $221,200 of his award until January 25, 2006 when his loan is repaid and thereafter all payments until the first to occur of January 31, 2011, a change of control of the Company or the termination of his employment. Mr. Beck’s award vests evenly over three years from the refinancing date, and the amount of any Common Stock (Nonvoting) to be received will be valued on the date of payment.

Note 15 – Quarterly Results of Operations (unaudited)

The quarterly amounts for each quarter in 2002 and the first three quarters of 2003 have been restated due to a change in accounting policy regarding the amortization of network affiliation agreements as more fully described in Note 2.

The following is a summary of the quarterly results of operations for the years ended December 31, 2002 and 2003:

	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
	(Restated)
Net revenue	$43,542,357	$32,553,314	$26,083,671	$33,164,809
(Loss) income before cumulative effect of a change in accounting principle	(13,539,658)	89,333,015	(3,135,834)	(3,746,278)
Net (loss) income	(164,018,241)	89,333,015	(3,135,834)	(3,746,278)

Per common share:
(Loss) income before cumulative effect of a change in accounting principle
Basic	$(1.18)	$5.87	$(0.42)	$(0.54)
Diluted	(1.18)	5.80	(0.42)	(0.54)
Net (loss) income
Basic	(9.21)	5.87	(0.42)	(0.54)
Diluted	(9.21)	5.80	(0.42)	(0.54)

	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
	(Restated)	(Restated)	(Restated)
Net revenue	$24,657,193	$28,467,458	$25,719,558	$29,700,215
Net loss	(9,450,982)	(7,354,868)	(14,912,058)	(15,229,964)

Per common share:
Net loss
Basic	(0.84)	(0.73)	(0.78)	(0.80)
Diluted	(0.84)	(0.73)	(0.78)	(0.80)

SCHEDULE II
GRANITE BROADCASTING CORPORATION
VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts	Balance at beginning of year	Amount charged to costs and expenses	Amount written off(1)	Balance at end of year

For the year ended December 31, 2001	$648,862	$541,646	$660,235	$530,273

For the year ended December 31, 2002	530,273	952,499	735,252	747,520

For the year ended December 31, 2003	$747,520	$541,326	$(30,392)	$1,319,238

(1)                                  Net of recoveries.

Item 9.           Changes and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

As of December 31, 2003, an evaluation was carried out under the supervision and with the participation of Granite Broadcasting’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of December 31, 2003. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART III

Item 10.  Directors and Executive Officers of the Registrant

The following table sets forth information concerning our executive officers and directors as of March   , 2004:

Name	Age	Position

W. Don Cornwell (1)	56	Chairman of the Board, Chief Executive Officer and Director
Stuart J. Beck(1)	57	President, Secretary and Director
Robert E. Selwyn, Jr.	60	Senior Operating Advisor and Director
Lawrence I. Wills	43	Senior Vice President-Chief Administrative Officer
Ellen McClain	39	Senior Vice President-Chief Financial Officer
John Deushane	47	Chief Operating Officer
James L. Greenwald(2)	76	Director
Martin F. Beck	86	Director
Edward Dugger, III	54	Director
Thomas R. Settle(1)(3)(4)	63	Director
Charles J. Hamilton, Jr.(2)(3)(4)	56	Director
M. Fred Brown(2)	57	Director
Jon E. Barfield(3)	52	Director
Veronica Pollard(3)	58	Director

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

(2)                                  Member of the Audit Committee.

(3)                                  Member of the Compensation Committee.

(4)                                  Member of the Management Stock Plan Committee.

Mr. Cornwell is a founder of our company and has been Chairman of our Board of Directors and our Chief Executive Officer since February 1988.  Mr. Cornwell served as our President, which office then included the duties of chief executive officer, until September 1991 when he was elected to the newly created office of Chief Executive Officer.  Prior to founding Granite, Mr. Cornwell served as a Vice President in the Investment Banking Division of Goldman, Sachs & Co. from May 1976 to July 1988.  In addition, Mr. Cornwell was the Chief Operating Officer of the Corporate Finance Department of Goldman, Sachs & Co. from January 1980 to August 1987.  Mr. Cornwell is a director of Avon Products, Inc., Pfizer, Inc. and CVS Corporation.  Mr. Cornwell received a Bachelor of Arts degree from Occidental College in 1969 and a Masters degree in Business Administration from Harvard Business School in 1971.

Mr. Stuart Beck is a founder of our company and has been a member of our Board of Directors and our Secretary since February 1988 and our President since September 1991.  Prior to founding Granite, Mr. Beck was an attorney in private practice of law in New York, New York and Washington, DC.  Mr. Beck received a Bachelor of Arts degree from Harvard College in 1968 and a Juris Doctor degree from Yale Law School in 1971.  Mr. Beck is the son of Martin F. Beck.

Mr. Selwyn has been our Senior Operating Advisor since January 1, 2003 and a member of our Board of Directors since May 11, 1998.  In addition, Mr. Selwyn served as our Chief Operating Officer from 1996 to 2002.  Prior to joining Granite, Mr. Selwyn was employed by New World Communications, Inc. from May 1993 to June 1996 serving as Chairman and Chief Executive Officer of the New World Television Station Group.  Mr. Selwyn received a Bachelor of Science degree from the University of Tennessee in 1968.  From 1990 until 1993, Mr. Selwyn was the President of Broadcasting for SCI Television, Inc.

Mr. Wills has been our Senior Vice President–Chief Administrative Officer since February 2001.  In addition, Mr. Wills served as our Vice President—Finance and Controller from 1990 to 2001.  Prior to joining Granite, Mr. Wills was employed by Ernst & Young LLP from 1982 to 1990 in various capacities, the most recent of which was as senior audit manager responsible for managing and supervising audit engagements.  Mr. Wills is a director of Junior Achievement of New York, Inc.  Mr. Wills received a bachelor’s degree in Business Administration from Iona College in 1982.

Ms. McClain has been our Senior Vice President–Chief Financial Officer since February 2001.  In addition, Ms. McClain served as our Vice President—Corporate Development and Treasurer from 1994 to 2001.  Prior to joining Granite, Ms. McClain attended Harvard Business School, where she received a Masters degree in Business Administration in June 1993.  From 1990 to 1991, Ms. McClain was an Assistant Vice President with Canadian Imperial Bank of Commerce, where she served as a lender in the

Bank’s Media Group and from 1986 to 1990 was employed by Bank of New England, N.A. in various capacities including as a lender in the Communications Group.  Ms. McClain is a director of the National Association of Black Owned Broadcasters.  Ms. McClain received a Bachelor of Arts Degree in Economics from Brown University in 1986.

Mr. Deushane has been our Chief Operating Officer since January 1, 2003.  Mr. Deushane served as our Regional Vice President — Midwest from 1998 to 2002.  Prior to his position as Regional Vice President – Midwest, Mr. Deushane served as President and General Manager of KSEE-TV during 1997 and President and General Manager of WEEK-TV from 1991 to 1996.  Mr. Deushane is a director of the New York State Broadcasters Association.  Mr. Deushane graduated magna cum laude from Bradley University with a Bachelor of Science degree in broadcast management and journalism.

Mr. Greenwald has been a member of our Board of Directors since December 1988. Mr. Greenwald was the Chairman and Chief Executive Officer of Katz Communications, Inc. from May 1975 to August 1994 and has been Chairman Emeritus since August 1994.  Mr. Greenwald has served as President of the Station Representatives Association and the International Radio and Television Society and Vice President of the Broadcast Pioneers.  Mr. Greenwald is a director of Paxson Communications Corp. and Source Media Inc.  Mr. Greenwald received a Bachelor of Arts degree from Columbia University in 1949 and an Honorary Doctorate Degree in Commercial Science from St. Johns University in 1980.

Mr. Martin Beck has been a member of our Board of Directors since December 1988.  Mr. Beck has served as Chairman of Beck-Ross Communications, Inc., a New York-based group owner of FM radio stations, from June 1966 until April 1995, at which time he retired.  Mr. Beck has served as President of the New York State Broadcasters Association, the Long Island Broadcasters Association and the National Association of Broadcasters Radio Board.  Mr. Beck received a Bachelor of Arts degree from Cornell University in 1938.  Mr. Beck is the father of Stuart J. Beck.

Mr. Dugger has been a member of our Board of Directors since December 1988.  Mr. Dugger has been President and Chief Executive Officer of UNC Ventures, Inc., a Boston-based venture capital firm, since January 1978, and its investment management company, UNC Partners, Inc., since June 1990.  Mr. Dugger is a former director of the Federal Reserve Bank of Boston.  Mr. Dugger received a Bachelor of Arts degree from Harvard College in 1971 and a Masters degree in Public Administration and Urban Planning from Princeton University in 1973.

Mr. Hamilton has been a member of our Board of Directors since July 1992.  Mr. Hamilton was a partner in the New York law firm of Battle Fowler LLP from 1983 to 2000.  On June 8, 2000 Battle Fowler LLP merged with the law firm Paul, Hastings, Janofsky & Walker LLP, where he is a partner.  Mr. Hamilton received a Bachelor of Arts degree from Harvard College in 1969, a Juris Doctor degree from Harvard Law School in 1975 and a Masters degree in City Planning (MCP) from the Massachusetts Institute of Technology in 1975.  Mr. Hamilton is a member of the Board of Directors of the Environmental Defense Fund and Phoenix House Foundation, Inc.

Mr. Settle has been a member of our Board of Directors since July 1992.  Mr. Settle founded and is currently a director of The Winchester Group, Inc., an investment advisory firm, since 1990.  Mr. Settle was the chief investment officer at Bernhard Management Corporation from 1985 to 1989.  He was a Managing Director of Furman Selz Capital Management from 1979 until 1985.  Mr. Settle received a Bachelor of Arts Degree from Muskingum College in 1963 and a Masters degree in Business Administration from Wharton Graduate School in 1965.

Mr. Brown has been a member of our Board of Directors since April 1999.  Mr. Brown founded and has been President of Aerodyne Capital, Inc., a California company specializing in the trading and leasing of commercial jet aircraft and high-bypass jet engines since 1993.  Prior to founding Aerodyne, Mr. Brown was Senior Vice-President and Managing Director of Marketing for Blenhiem Aviation from 1989-1993.  In addition, Mr. Brown served as Vice-President at Goldman Sachs & Co.  While at Goldman Sachs & Co., Mr. Brown was seconded to Freedom National Bank NA as its Senior Vice-President and Chief Financial Officer.  Mr. Brown is Chairman of the Board of Directors of San Francisco Jazz Organization.  Mr. Brown received a Bachelor of Arts degree from Middlebury College in 1969.  He received a Juris Doctor degree and a Masters degree in Business Administration from the University of California at Berkeley in 1973.

Mr. Barfield has been a member of our Board of Directors since April 1999.  Mr. Barfield has been Chairman, President and Chief Executive Officer of The Bartech Group, an engineering staffing and information technology firm, since 1997.  In addition, Mr. Barfield served as Chairman and Chief Executive Officer of the Bartech Group from 1995 to 1997, and as President of The Bartech Group from 1981 to 1995.  Prior to joining The Bartech Group, Mr. Barfield practiced corporate and securities law with the Chicago based law firm of Sidley, Austin, Brown and Wood from 1977 to 1981.  Mr. Barfield is a director of National City Corporation, BMC Software, Inc., Tecumseh Products Company, Pantellos Group Limited Partnership, Inc., Blue Cross Blue Shield of Michigan and Reading is Fundamental.  He is also a Trustee Emeritus of Princeton University and a Trustee of The Henry Ford and of Kettering University.  Mr. Barfield received a Bachelor of Arts degree from Princeton University in 1974 and received a Juris Doctor degree from Harvard Law School in 1977.

Ms. Pollard has been a member of our Board of Directors since January 2000.  Ms. Pollard is Group Vice President, Corporate Communications, Toyota Motor North America, Inc.  She had been Vice President-External Affairs for Toyota Motor North America (formerly Toyota Motor Corporate Services of North America, Inc.) since joining Toyota in 1998.  Prior to joining Toyota Motor Corporate Services of North America, Inc., Ms. Pollard was Vice President-Corporate Public Relations for ABC, Inc. from 1994 to 1998.  Ms. Pollard is a trustee of the Museum for African Art in New York, a director of The Doe Fund and a member of the Individual Investor Advisory Committee of the New York Stock Exchange.  Ms. Pollard attended the University of Wisconsin for two years, received a Bachelor’s degree from Boston University in 1966, and a Master’s degree from Columbia University, Teachers College, in 1968.

Each member of our Board of Directors hold office until the next annual meeting of our shareholders, unless such director resigns or is removed before then, or until such director’s successor is duly elected and qualified.  All officers are elected annually and serve at the discretion of the Board of Directors.

Directors are separately reimbursed by us for their travel expenses incurred in attending Board or committee meetings and receive securities under each of our Non-Employee Directors Stock Plan and Director Stock Option Plan, together referred to herein as the Director Plans.

Board Committees and Membership

Below is a description of each committee of the Board of Directors. The Board of Directors has determined that each member of each committee, excluding the Stock Option Committee, meets the applicable laws and regulations regarding “independence” and that each member is free of any relationship that would interfere with his or her individual exercise of independent judgment.

Audit Committee.  The Audit Committee assists the Board of Directors in its oversight of the quality and integrity of our accounting, auditing, and reporting practices. The Audit Committee’s role includes discussing with management our processes to manage business and financial risk, and for compliance with significant applicable legal, ethical, and regulatory requirements.  The Audit Committee is responsible for the appointment, replacement, compensation, and oversight of the independent auditor engaged to prepare and issue audit reports on our financial statements. The Audit Committee relies on the expertise and knowledge of management, the internal auditors, and the independent auditor in carrying out its oversight responsibilities. The specific responsibilities and functions of the Audit Committee are delineated in the Audit Committee Charter. The Audit Committee Charter is reviewed annually and updated as necessary to reflect changes in regulatory requirements, authoritative guidance, and evolving practices.  The Board of Directors has determined that each Audit Committee member is independent and has sufficient knowledge in financial and auditing matters to serve on the Audit Committee. The Audit Committee held four meetings during 2003. The members of the Audit Committee are Messrs. Hamilton (Chairman), Greenwald and Brown.  The Board has determined that Mr. Brown is an audit committee financial expert within the meaning of applicable regulations of the U.S. Securities and Exchange Commission.

Compensation Committee.  The Compensation Committee consists of four members of our Board of Directors that are independent directors.  The primary responsibilities of the Compensation Committee are to (a) review and recommend to the Board the compensation of the Chief Executive Officer and other officers of our company, (b) review executive bonus plan allocations, (c) oversee and advise the Board on the adoption of policies that govern our compensation programs, (d) oversee the administration of our equity-based compensation and other benefit plans, and (e) approve grants of stock options and stock awards to our officers and employees under our equity plans, subject to certain limitations.  The Compensation Committee’s role includes producing the report on executive compensation required by SEC rules and regulations. The specific responsibilities and functions of the Compensation Committee are delineated in the Compensation Committee Charter. The Compensation Committee Charter is reviewed annually and updated as necessary to reflect changes in regulatory requirements, authoritative guidance, and evolving practices.  The Compensation Committee held four meetings during 2003. The members of the Compensation Committee are Ms. Pollard and Messrs. Settle (Chairman), Hamilton and Barfield.

Management Stock Plan Committee.  The responsibility of the Management Stock Plan Committee is to administer our Management Stock Plan.  The Management Stock Plan Committee is appointed by our Board of Directors and consists of two members of the Board of Directors that are non-employee directors.  The Management Stock Plan Committee, from time to time, selects eligible employees to receive a discretionary bonus of Bonus Shares or a Performance Award based upon such employee’s position, responsibilities, contributions and value to us and such other factors as the Management Stock Plan Committee deems appropriate.  The Management Stock Plan Committee has discretion to determine the date on which the Bonus Shares or Performance Awards allocated to an employee will be issued to such employee.  The Management Stock Plan Committee may, in its sole discretion, determine what part of an award of Bonus Shares or Performance Awards is paid in cash and what part of an award is paid in the form of Common Stock (Nonvoting).  The Management Stock Plan Committee held two meetings during 2003. The members of the Management Stock Plan Committee are Messrs. Settle and Hamilton.

Stock Option Committee.  The Stock Option Committee consists of three members of the Board of Directors appointed by the Board.  The Stock Option Committee is only authorized to grant Options to persons who are not then “covered employees” within the meaning of Section 162(m) of the Internal Revenue Code or who are not then our officers or holders of 10% or more of the Voting Common Stock.  The Stock Option Committee held two meetings during 2003. The members of the Stock Option Committee are Messrs. Cornwell, S. Beck and Settle.

Section 16(a) Beneficial Ownership Reporting Compliance

Each of our director and officer who is subject to Section 16 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, is required to report to the Securities and Exchange Commission, by a specified date, his or her beneficial ownership of, or certain transactions in, our securities.  Except as set forth below, based solely upon a review of such reports, we believe that all filing requirements under Section 16 were complied with on a timely basis.

For fiscal year 2003, For fiscal year 2003, Messrs. Barfield, M. Beck, Brown, Deushane, Dugger, Greenwald, Hamilton, Selwyn, Settle and Wills, Ms. McClain and Ms. Pollard did not report, on a timely basis, one transaction on one Form 4, Mr. S. Beck did not report on a timely basis one transaction on two Form 4s, and Mr. Cornwell did not report, on a timely basis, one transaction on three Form 4s.  All of the reports referred to above have been filed.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our employees, including our principal executive officer, principal financial officer and principal accounting officer and the independent Board of Directors.  A copy of this code is available on our Web site at www.granitetv.com. We intend to disclose any changes in or waivers from our code of conduct that are required to be publicly disclosed by posting such information on our Web site or by filing a Form 8-K.

Item 11.  Executive Compensation

The following table sets forth the compensation paid to our Chief Executive Officer and each of its most highly compensated executive officers whose total cash compensation exceeded $100,000 for each of the three years in the period ended December 31, 2003:

Summary Compensation Table

				Long-Term Compensation Awards
Name and Principal Position			Bonus ($) (1)	Restricted Stock Awards		Securities Underlying Options/ SARs (#)	All Other Compensation ($)(2)
	Annual Compensation
	Year	Salary ($)

W. Don Cornwell	2003	$672,000	$679,000	$96,000	(3)	—	$6,000
Chief Executive Officer	2002	600,000	553,191	297,500	(4)	160,000	5,500
	2001	600,000	420,600	210,400	(5)	—	5,250

Stuart J. Beck	2003	$672,000	$656,829	$179,500	(6)		$15,600
President	2002	600,000	391,319	238,000	(7)	213,000	15,100
	2001	600,000	302,000	288,750	(8)	—	14,850

Robert E. Selwyn, Jr.	2003	$400,000	$75,000	$—		—	$15,600
Senior Operating Advisor	2002	396,250	119,000	17,850	(9)	—	15,100
	2001	386,250	57,938	54,375	(10)	—	14,850

Lawrence I. Wills	2003	$242,500	$200,000	$—		—	$24,000
Senior Vice President -	2002	206,000	175,000	23,800	(11)	10,000	23,500
Chief Administrative Officer	2001	200,000	100,000	—		—	17,250

Ellen McClain	2003	$242,500	$200,000	$—		—	$24,000
Senior Vice President -	2002	206,000	175,000	23,800	(11)	10,000	23,500
Chief Financial Officer	2001	200,000	100,000	—		—	17,250

(1)           Represents cash bonuses for service rendered in 2000, 2001 and 2002 that were paid in the following year.

(2)                                  The amounts shown in this column consists of a matching contribution by us under our Employees’ Profit Sharing and Savings (401(k)) Plan and an annual perquisite allowance for Messrs. Beck and Selwyn of $9,600 each and $18,000 each for Mr. Wills and Ms. McClain in 2002 and $12,000 each for Mr. Wills and Ms. McClain in 2002 and 2003.

(3)                                  Represents the market value on the date of award of 24,752 Bonus Shares awarded under our Management Stock Plan on January 9, 2003 for services rendered during the year-ended December 31, 2002 and 25,000 Bonus Shares awarded under the Management Stock Plan on January 5, 2004 for services rendered during the year-ended December 31, 2003.

(4)                                  Represents the market value on the date of award of 125,000 Bonus Shares awarded under our Management Stock Plan on April 23, 2002 for services rendered during the year-ended December 31, 2001.  Mr. Cornwell deferred receipt of these shares to December 31, 2003.

(5)                                  Represents the market value on the date of award of 80,000 Bonus Shares awarded under our Management Stock Plan on January 26, 2001 for services rendered during the year-ended December 31, 2000.

(6)                                  Represents the market value on the date of award of 88,861 Bonus Shares awarded under our Management Stock Plan on January 9, 2003 for services rendered during the year-ended December 31, 2002.

(7)                                  Represents the market value on the date of award of 100,000 Bonus Shares awarded under our Management Stock Plan on April 23, 2002 for services rendered during the year ended December 31, 2001.

(8)                                  Represents the market value on the date of award of 110,000 Bonus Shares awarded under our Management Stock Plan on January 26, 2001 for services rendered during the year-ended December 31, 2000.

(9)                                  Represents the market value on the date of award of 7,500 Bonus Shares awarded under our Management Stock Plan on April 23, 2002.

(10)                            Represents the market value on the date of award of 30,000 Bonus Shares awarded under our Management Stock Plan on January 5, 2001.

(11)                            Represents the market value on the date of award of 10,000 Bonus Shares awarded under our Management Stock Plan on April 23, 2002.

Employment Agreements and Compensation Arrangements

Mr. Cornwell and Mr. Stuart Beck each have an employment agreement with us.  The agreements provide for a two-year employment term, which is automatically renewed for subsequent two-year terms unless advance notice of nonrenewal is given (the current term under such agreements, which were renewed in 2003, expires September 19, 2005).  The agreements stipulate that Mr. Cornwell and Mr. Beck will devote their full time and efforts to our company and will not engage in any business activities outside the scope of their employment with us unless approved by a majority of our independent directors.  Under the agreements, Mr. Cornwell and Mr. Beck are permitted to exchange any or all of their shares of Voting Common Stock for shares of Common Stock (Nonvoting), provided that such exchange does not jeopardize our status as a minority-controlled entity under FCC regulations and that, after such exchange is effected, there will continue to be shares of our voting stock outstanding.

The Compensation Committee of our Board of Directors annually develops a compensation model to determine salary and incentive compensation for Mr. Cornwell and Mr. Beck.  The base salary was $600,000 for each of 2001 and 2002 and $672,000 for 2003.  Messrs Cornwell and Beck were eligible to receive a salary increase for 2004 and incentive compensation for 2003 if certain corporate objectives were achieved. Those objectives included the attainment of broadcast cash flow targets, restructuring of our company’s capital structure and growth through acquisitions or other structures permitted by the FCC.  Incentive compensation can include cash bonuses, stock options, shares of Common Stock (Nonvoting) or a combination thereof. Based on the objectives set forth by the Compensation Committee, Mr. Cornwell and Mr. Beck did not receive a salary increase for 2004. Incentive compensation for 2003 totaling $725,000 was awarded to Mr. Cornwell on January 5, 2004, consisting of $679,000 in cash and $46,000 in shares of Common Stock (Nonvoting).  Incentive compensation for 2003 totaling $656,879 was awarded to Mr. Beck on January 5, 2004, which was paid entirely in cash.

Mr. Selwyn has an employment agreement with us.  The current employment term expires on December 31, 2005.  The agreement stipulates that Mr. Selwyn will devote his full time and effort to our company and will not engage in any business activities outside of the scope of his employment with us other than permitted under the agreement.  In addition to his base salary, Mr. Selwyn is eligible to receive a cash bonus if certain quantitative and qualitative goals are achieved. He has been granted options to purchase shares of Common Stock (Nonvoting) under our stock option plans and is eligible to participate in our Employee Stock Purchase Plan. The annual base salary determined by the Compensation Committee of the Board of Directors was $386,250 for 2001, $396,000 for 2002 and $400,000 for 2003.  Mr. Selwyn’s base salary for 2004 is $325,000.  (See “—Employee Stock Purchase Plan,” “—Stock Option Plan” and “—Management Stock Plan.”)

Under an employment arrangement with us, Mr. Wills is eligible to receive an annual cash bonus based upon our financial performance and the achievement of certain qualitative and strategic goals during that year, such bonus to be determined by Messrs. Cornwell and Beck.  Mr. Wills’ 2003 base salary was fixed at $242,500 and his base salary for 2004 is $250,000.

Under an employment arrangement with us, Ms. McClain is eligible to receive an annual cash bonus based upon our financial performance and the achievement of certain qualitative and strategic goals during that year, such bonus to be determined by Messrs. Cornwell and Beck.  Ms. McClain’s 2003 base salary was fixed at $242,500 and her base salary for 2004 is $250,000.

401(k) Profit Sharing and Savings Plan

Effective January 1990, we adopted the Granite Broadcasting Corporation Employees’ Profit Sharing and Savings (401(k)) Plan, or the 401(k) Plan for the purpose of providing retirement benefits for substantially all of our employees.  We and our employees both make contributions to the 401(k) Plan.  We match 50% of that part of an employee’s deferred compensation that does not exceed 5% of such employee’s salary.  Company-matched contributions vest at a rate of 20% for each year of an employee’s service to our company.

We made an aggregate contribution to the 401(k) Plan of $451,645 during 2003.

Employee Stock Purchase Plan

On February 28, 1995, we adopted the Granite Broadcasting Corporation Employee Stock Purchase Plan, or the Stock Purchase Plan, for the purpose of enabling our employees to acquire ownership of shares of Common Stock (Nonvoting) at a discount, thereby providing an additional incentive to promote the growth and profitability of our company.  The Stock Purchase Plan enables our employees to purchase up to an aggregate of 1,000,000 shares of Common Stock (Nonvoting) at 85% of the then current market price through application of regularly made payroll deductions.  A Committee consisting of not less than two directors who are ineligible to participate in the Stock Purchase Plan administers the Stock Purchase Plan.  The members of the Committee are currently Mr. Cornwell and Mr. Stuart J. Beck.  At the discretion of the Committee, purchases under the Stock Purchase Plan may be effected through issuance of authorized but previously unissued shares, treasury shares or through open market purchases.  The Committee has engaged a brokerage company to administer the day-to-day functions of the Stock Purchase Plan.  Purchases under the Stock Purchase Plan commenced on June 1, 1995.

Stock Option Plan

In April 1990, we adopted a Stock Option Plan, or the Stock Option Plan, providing for the grant, from time to time, of Options to key employees and officers of our company or its affiliates to purchase shares of Common Stock (Nonvoting).  The Stock Option Plan terminated on April 1, 2000. As of March 5, 2004, options granted under the Stock Option Plan were outstanding for the purchase of 4,232,700 shares of Common Stock (Nonvoting).

2000 Stock Option Plan

On April 27, 2000, we adopted a new stock option plan, which provides for the grant to employees, officers, directors and consultants of our company or its affiliates, collectively known as Participating Persons, to purchase an aggregate of 4,000,000 shares of Common Stock (Nonvoting) of the following:

•                  Options intended to qualify as Incentive Stock Options, or ISOs, as defined in Section 422 of the Code and

•                  Options which do not qualify as ISOs, or NQSOs.

On April 23, 2002, the Director Participants were granted an option to purchase 50,000 shares Common Stock (Nonvoting) as additional compensation for attendance at regular quarterly meetings during the period beginning on July 1, 2002 and ending on October 31, 2005 in lieu of additional cash compensation.  Of each such grant, Options to purchase 5,000 shares of Common Stock (Nonvoting) become exercisable on the date of attendance in person or by telephonic means, of a Director Participant at each regular quarterly meeting of the Board of Directors.

No Participating Person may be granted ISOs which, when first exercisable in any calendar year (combined with ISOs under all incentive stock option plans of our company and its affiliates) will permit such person to purchase stock of our company having an aggregate fair market value (determined as of the time the ISO was granted) of more than $100,000.

The 2000 Stock Option Plan is administered by both the Stock Option Committee which consists of not less than three members of the Board of Directors appointed by the Board, and our Compensation Committee, which consists of not less than two members all of whom are non-employee directors.  We refer to the Stock Option Committee and the Compensation Committee collectively as the Committee.  The Stock Option Committee is only authorized to grant Options to persons who are not then “covered employees” within the meaning of Section 162(m) of the Internal Revenue Code or who are not then our officers or holders of 10% or more of the Voting Common Stock.  The Compensation Committee is authorized to make determinations with respect to all other persons.  Subject to the provisions of the 2000 Stock Option Plan, the Committee is empowered to, among other things, grant Options under the 2000 Stock Option Plan; determine which participating persons may be granted Options under the 2000 Stock Option Plan, the type of Option granted (ISO or NQSO), the number of shares subject to each Option, the time or times at which Options may be granted and exercised and the exercise price thereof; construe and interpret the 2000 Stock Option Plan; determine the terms of any option agreement pursuant to which Options are granted, and amend any option agreement with the consent of the recipient of Options, or Optionee.

The Board of Directors may amend or terminate the 2000 Stock Option Plan at any time, except that approval of the holders of a majority of our outstanding Voting Common Stock is required for amendments that:

•                  decrease the minimum option price for ISOs;

•                  extend the term of the 2000 Stock Option Plan beyond 10 years or the maximum term of the Options granted beyond 10 years;

•                  withdraw the administration of the 2000 Stock Option Plan from the Committee;

•                  change the class of eligible employees, officers or directors; or

•                  increase the aggregate number of shares which may be issued pursuant to the provisions of the 2000 Stock Option Plan.

Notwithstanding the foregoing, our Board of Directors may, without the need for shareholder approval, amend the 2000 Stock Option Plan in any respect to qualify ISOs as Incentive Stock Options under Section 422 of the Code.

The exercise price per share for all ISOs may not be less than 100% of the fair market value of a share of Common Stock (Nonvoting) on the date on which the Option is granted (or 110% of the fair market value on the date of grant of an ISO if the

Optionee owns more than 10% of the total combined voting power of all classes of voting stock of our company or any of its affiliates, who we refer to as a 10% Holder).  The exercise price per share for NQSOs may be less than, equal to or greater than the fair market value of a share of Common Stock (Nonvoting) on the date such NQSO is granted.  Options are not assignable or transferable other than by will or the laws of descent and distribution.

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

Unless sooner terminated by the Board of Directors, the 2000 Stock Option Plan will terminate on April 27, 2010, 10 years after its effective date.  Unless otherwise specifically provided in an Optionee’s Option Agreement, each Option granted under the 2000 Stock Option Plan expires no later than 10 years after the date such Option is granted (5 years for ISO’s granted to 10% Holders).  Options may be exercised only during the period that the original Optionee has a relationship with us which confers eligibility to be granted Options and for:

•                    a period of 30 days after termination of such relationship;

•                    a period of 3 months after retirement by the Optionee with our consent; or

•                    a period of 12 months after the death or disability of the Optionee.

As of March 5, 2004, options granted under the 2000 Stock Option Plan were outstanding for the purchase of 1,760,500 shares of Common Stock (Nonvoting).

Management Stock Plan

In April 1993, we adopted a Management Stock Plan, which provides for the grant to all our salaried executive employees (including officers and directors, except for persons serving as directors only) from time to time of the following:

•                    awards denominated in shares of Common Stock (Nonvoting), which were refer to as  Bonus Shares, which may be settled in shares of Common Stock (Nonvoting) or cash; and

•     stock or cash awards based on achievement of performance goals, which we refer to as Performance Awards.

The purpose of the Management Stock Plan is to keep senior executives in our employ and to compensate such executives for their contributions to the growth and profits of our company and its subsidiaries.

The Management Stock Plan is administered by a committee appointed by the Board of Directors which consists of not less than two members of the Board of Directors, which we refer to as the Management Stock Plan Committee.  The Management Stock Plan Committee, from time to time, selects eligible employees to receive a discretionary bonus of Bonus Shares or a Performance Award based upon such employee’s position, responsibilities, contributions and value to our company and such other factors as the Management Stock Plan Committee deems appropriate.  Receipt of awards granted under the Management Stock Plan may be deferred.  The Management Stock Plan Committee has discretion to determine the date on which the Bonus Shares or Performance Awards allocated to an employee will be issued to such employee.  The Management Stock Plan Committee may, in its sole discretion, determine what part of an award of Bonus Shares or Performance Awards is paid in cash and what part of an award is paid in the form of Common Stock (Nonvoting).  Any cash settlement of an award denominated in shares of Common Stock (Nonvoting) will be made to such employee as of the date the corresponding shares of Common Stock (Nonvoting) would otherwise be issued to such employee and shall be in an amount equal to the fair market value of such shares of Common Stock (Nonvoting) on that date.

The aggregate number of shares of Common Stock (Nonvoting) that may be granted under the Management Stock Plan is 2,000,000.

As of March 5, 2004, we had allocated a total of 1,758,425 shares of Common Stock (Nonvoting) pursuant to the Management Stock Plan, 1,470,025 of which had vested through March 5 2004.

Directors Stock Option Plan

On March 1, 1994, we adopted a Director Stock Option Plan, providing for the grant, from time to time, of Options that are NQSOs to our non-employee directors, who we refer to as Director Participants, to purchase shares of Common Stock (Nonvoting).  Non-employee directors may also receive grants of Options under the 2000 Stock Option Plan.  All such grants vest in increments in connection with attendance by Director Participants at board or committee meetings, as applicable.  Under the Directors Stock Option Plan, the exercise price per share of all Options is the fair market value on the date of grant.

The following grants have been made under the Directors Stock Option Plan that are still subject to vesting:

•               On April 27, 1999, the Directors Stock Option Plan was amended to provide that all Director Participants automatically receive on April 27, 1999 (and on each five year anniversary thereafter) an option to purchase 62,500 shares of Common Stock (Nonvoting) as compensation for attendance at regular quarterly meetings during the five year period beginning on February 25, 2000 (or each five year anniversary thereof, as the case may be) in lieu of cash compensation. Of each such grant, Options to purchase 3,125 shares of Common Stock (Nonvoting) become exercisable on the date of   attendance, in person or by telephonic means, of a Director Participant at each regular quarterly meeting of the Board of Directors.

•                  In addition, non-employee directors who serve on the Audit Committee or Compensation Committee receive additional automatic grants of Options under the Directors Stock Option Plan,.  Since February 25, 2000, of each such grant, Options to purchase 625 shares of Common Stock (Nonvoting) (875 in the case of Committee chairs) become exercisable upon the date of attendance, in person or by telephonic means, at each regular meeting of the Audit Committee and the Compensation Committee of any Director Participant who is a member of such committees.

Non-employee directors elected or appointed during the course of a three-year or five year option period receive Options, in lieu of a cash compensation, for the remaining portion of such period.

The Board of Directors may provide, at or subsequent to the date of grant of any Option, that in the event the Director Participant pays the exercise price for the Option by tendering shares of Common Stock (Nonvoting) previously owned by the Director Participant, the Director Participant will automatically be granted a Reload Option for the number of shares of Common Stock (Nonvoting) used to pay the exercise price plus the number of shares withheld to pay for taxes associated with the Option exercise.  The Reload Option has an exercise price equal to the fair market value of the Common Stock (Nonvoting) on the date of grant of the Reload Option and remains exercisable for the remainder of the term of the Option to which it relates.

Unless otherwise specifically provided in a Director Participant’s Option Agreement and except in the case of Reload Options as described above, each Option granted under the Directors Stock Option Plan expires no later than 10 years after the date the Option is granted.  Options may be exercised only during the period that the original optionee is a non-employee director and (i) for a period of 6 months after the death or disability of the Director Participant or (ii) for a period of 2 years after termination of the Director Participant’s directorship for any other reason.

The aggregate number of shares of Common Stock (Nonvoting) allocated for grant under the Directors Stock Option Plan is 1,500,000.  As of March 6, 2003, Options granted under the Directors Stock Option Plan were outstanding for the purchase of 808,435 shares of Common Stock (Nonvoting).

Non-Employee Directors Stock Plan

On April 29, 1997, we adopted a Non-Employee Directors Stock Plan  for the purpose of providing a means to attract and retain highly qualified persons to serve as our non-employee directors and to enable such persons to acquire or increase a proprietary interest in our company.  The Non-Employee Directors Stock Plan currently provides that on January 1st of each calendar year during the term of the Non-Employee Directors Stock Plan, our non-employee directors, who we refer to as Directors Stock Plan Participants, shall receive a number of shares of Common Stock (Nonvoting) equal to $50,000 divided by the fair market value per share on the date of grant; provided, that, any Directors Stock Plan Participant may elect prior to the grant date to be paid up to $30,000 of such grant in cash in lieu of shares having an aggregate fair market value equal to the amount of such cash payment. If a person first becomes a non-employee director after January 1st of any calendar year, such a person receives a prorated grant based on the number of regular board meetings scheduled from the date of his or her commencement of service as a director until December 31st of that year. Each Directors Stock Plan Participant may elect to defer the payment of shares of Common Stock (Nonvoting) by filing an irrevocable written election with our Secretary.

The Non-Employee Directors Stock Plan, unless earlier terminated by action of the Board of Directors, will terminate at such time as no shares remain available for issuance under the Non-Employee Directors Stock Plan and our company and the Directors Stock Plan Participants have no further rights or obligations under the Non-Employee Directors Stock Plan. The aggregate number of shares of Common Stock (Nonvoting) issuable under the Non-Employee Directors Stock Plan is 600,000.  As of March 5, 2004, 532,698 shares had been granted under the Non-Employee Directors Stock Plan.

There were no Options granted to our executive officers during 2003.

The following table sets forth, as of December 31, 2003, the number of options and the value of unexercised options held by our executive officers that held options as of that date, and the options exercised and the consideration received therefore by such persons during fiscal 2003:

Aggregated Option/SAR Exercises
In Last Fiscal Year And
FY-End Option/SAR Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at December 31, 2003		Value of Unexercised in-the-Money Options at December 31, 2003 ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable

W. Don Cornwell	—	—	1,266,000	736,000	—	—

Stuart J. Beck	—	—	1,145,900	642,200	—	—

Robert E. Selwyn, Jr.	—	—	330,000	20,000	4,500	3,000

Lawrence I. Wills	—	—	131,750	49,500	10,013	6,675

Ellen McClain	—	—	134,000	116,800	10,350	10,350

Compensation Committee Interlocks and Insider Participation

During 2003, Thomas R. Settle, Charles J. Hamilton, Jr., Veronica Pollard and Jon E. Barfield served as members of the Compensation Committee of our Board of Directors.

BOARD OF DIRECTORS COMPENSATION COMMITTEE REPORT

ON EXECUTIVE COMPENSATION

Compensation Philosophy

The goal of the compensation arrangements of our company is to attract, retain, motivate and reward personnel critical to our long-term success. As described below, the various components of such compensation arrangements for management are tied to our performance, which in turn unites the interests of management with the interests of our stockholders.

Components of Compensation

The components of executive compensation in 2003 were (i) a base salary, and (ii) incentive compensation opportunity.

Base Salary.     In establishing the base salary for the Chief Executive Officer and the President, the Compensation Committee annually develops a formula for determining salary increases based on the attainment of certain broadcast cashflow targets. No specific formula was established to determine base salary for the other executive officers, but rather the salary levels were determined by a subjective evaluation of the individual’s performance and accomplishments.

Incentive Compensation Opportunity.    Incentive compensation opportunities can consist of cash bonuses, stock options, shares of common stock  or a combination thereof. The Compensation Committee has decided to favor the issuance of restricted stock in lieu of stock options.  The 2003 incentive compensation (paid in 2004) for the Chief Executive Officer and the President were determined based on our financial performance in 2003  and  the achievement of certain corporate objectives.  2003 incentive compensation (paid in 2004) for the other executive officers was determined based on our financial performance in 2003 and a subjective evaluation of the individual’s performance and accomplishments during the 2003.

Limitation of Deductions

Section 162(m) of the Internal Revenue Code generally limits the corporate tax deduction for compensation paid to executive officers named in the Summary Compensation Table to $1 million, unless certain requirements are met.  While the Compensation Committee’s general policy is to preserve the deductibility of most compensation paid to our named executives, the Compensation Committee authorizes payments that may not be deductible if it believes they are in the best interests of our company and our shareholders.

By the Compensation Committee of the Board of Directors

Thomas R. Settle
Jon E. Barfield
Charles J. Hamilton, Jr.
Veronica Pollard

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information, as of March 5, 2004, regarding beneficial ownership of our (i) Voting Common Stock by each shareholder who is known by us to own beneficially more than 5% of the outstanding Voting Common Stock, each director, each executive officer and all directors and officers as a group, and (ii) Common Stock (Nonvoting) (assuming exercise of all options for the purchase of Common Stock (Nonvoting), which exercise is at the option of the holder within sixty (60) days) by each director, each executive officer and all directors and officers as a group.  We also have 200,375 shares of our 12.75% Cumulative Exchangeable Preferred Stock outstanding, none of which are owned by any of our officers or directors.  Except as set forth in the footnotes to the table, each shareholder listed below has informed us that such shareholder has (i) sole voting and investment power with respect to such shareholder’s shares of stock, except to the extent that authority is shared by spouses under applicable law and (ii) record and beneficial ownership with respect to such shareholder’s shares of stock.

	Voting Common Stock Shares Beneficially Owned		Common Stock (Nonvoting) Shares Beneficially Owned
	Number	Percent	Number		Percent(1)

W. Don Cornwell	98,250	55.0%	1,954,252	(2)	9.5%

Stuart J. Beck	80,250	45.0%	1,662,353	(3)	8.2%

Robert E. Selwyn, Jr.			455,781	(4)	2.3%

Lawrence I. Wills			175,446	(5)	*

Ellen McClain			167,644	(6)	*

Martin F. Beck			379,113	(7)	2.0%

James L. Greenwald			268,709	(8)	1.4%

Edward Dugger III			162,155	(9)	*

Thomas R. Settle			361,340	(10)	1.9%

Charles J. Hamilton, Jr.			228,730	(11)	1.2%

M. Fred Brown			158,113	(12)	*

Jon E. Barfield			163,044	(13)	*

Veronica Pollard			147,686	(14)	*

All directors and officers as a group(13)	178,500	100.0%	6,284,366		27.0%

*              Less than 1%.

(1)                                  Percentage figures assume the exercise of options for the purchase of Common Stock (Nonvoting) held by such shareholder, which conversion or exercise is at the option of the holder within sixty days.

(2)                                  Includes 1,322,600 shares issuable upon exercise of options granted to Mr. Cornwell under the Stock Option Plan that are exercisable at the option of the holder within sixty days and a total of 29,200 shares held by Mr. Cornwell’s immediate family.  Mr. Cornwell disclaims beneficial ownership with respect to such 29,200 shares.  The business address of Mr. Cornwell is Granite Broadcasting Corporation, 767 Third Avenue, 34th Floor, New York, New York, 10017.

(3)                                  Includes 1,191,600 shares issuable upon exercise of options granted to Stuart J. Beck under the Stock Option Plan which are exercisable at the option of the holder within sixty days and a total of 8,000 shares held in trust for Mr. Beck’s children.  Mr. Beck disclaims beneficial ownership with respect to such 8,000 shares.  The business address of Mr. Stuart Beck is Granite Broadcasting Corporation, 767 Third Avenue, 34th Floor, New York, New York, 10017.

(4)                                  Includes 330,000 shares issuable upon exercise of options granted to Mr. Selwyn under the Stock Option Plan that are exercisable at the option of the holder within sixty days.

(5)                                  Includes 129,250 shares issuable upon the exercise of options granted to Mr. Wills under the Stock Option Plan that are exercisable at the option of the holder within sixty days.

(6)                                  Includes 134,000 shares issuable upon exercise of options granted to Ms. McClain under the Stock Option Plan that are exercisable at the option of the holder within sixty days.

(7)                                  Includes 8,250 shares held by Mr. Beck’s wife, 29,264 shares held by the Martin F. Beck Family Foundation and 112,975 issuable upon exercise of options granted under the Directors’ Stock Option Plan that are exercisable at the option of the holder within sixty days.  Mr. Beck disclaims beneficial ownership with respect to shares held by his spouse and by the Martin F. Beck Family Foundation.

(8)                                  Includes 136,875 shares issuable upon exercise of options granted to Mr. Greenwald under the Directors’ Stock Option Plan that are exercisable at the option of the holder within sixty days.

(9)                                  Includes 107,875 shares issuable upon exercise of Options granted to Mr. Dugger under the Directors’ Stock Option Plan that are exercisable at the option of the holder within sixty days.

(10)                            Includes 3,000 shares held by Mr. Settle’s wife as custodian for his children and 144,475 shares issuable upon exercise of options granted to Mr. Settle under the Directors’ Stock Option Plan that are exercisable at the option of the holder within sixty days.  Mr. Settle disclaims beneficial ownership with respect to the shares held by his spouse.

(11)                            Includes 2,800 shares held by Mr. Hamilton’s wife as custodian for their minor children under the UGMA and 156,800 shares issuable upon exercise of options granted to Mr. Hamilton under the Directors’ Stock Option Plan, which are exercisable at the option of the holder within sixty days.  Mr. Hamilton disclaims beneficial ownership with respect to the shares held by his spouse.

(12)                            Includes 200 shares held by Mr. Brown’s children and 109,625 issuable upon exercise of options granted to Mr. Brown under the Directors’ Stock Option Plan that are exercisable at the option of the holder within sixty days.

(13)                            Includes 51,586 shares held in trust and 107,500 shares issuable upon exercise of options granted to Mr. Barfield under the Directors’ Stock Option Plan that are exercisable at the option of the holder within sixty days.

(14)                            Includes 93,125 shares issuable upon exercise of options granted to Ms. Pollard under the Directors’ Stock  Option Plan that are exercisable at the option of the holder within sixty days.

Item 13.  Certain Relationships and Related Transactions

Between 1995 and 1998, we loaned Mr. Cornwell, Chief Executive Officer and Chairman of the Board of Directors, $2,911,000 in four separate transactions to pay the exercise price on stock options exercises and certain personal income taxes.  On January 1, 2001, we loaned Mr. Cornwell an additional $375,000.  On February 15, 2001, we  agreed to consolidate the five loans into one loan in the amount of $3,286,000.  The new promissory note matures on January 25, 2006 or, if earlier, 30 days after the officer’s termination of employment.  The new promissory note does not bear interest, but interest at an annual rate of 6.75% will be imputed as additional compensation to the officer.  The new promissory note allows for the loan to be forgiven in one-third increments if our Common Stock (Nonvoting) trades for ten consecutive trading days at $15, $20, and $25, respectively, or if the per share consideration received by our common stockholders in a Change of Control (as defined in the Indentures that governed our senior subordinated notes) equals at least $15, $20 or $25, respectively.   In addition, on February 15, 2001 we forgave $232,247 of interest accrued on Mr. Cornwell’s loans during the year ended December 31, 2000.

In 1995, we loaned Mr. Stuart Beck, President and a member of the Board of Directors, $221,200 to pay for certain personal taxes. On February 15, 2001, we agreed to cancel this loan and issue a new loan in the same amount.  The new promissory note matures on January 25, 2006 or, if earlier, 30 days after the officer’s termination of employment.  The new promissory note does not bear interest, but interest at an annual rate of 6.75% will be imputed as additional compensation to the officer.  The new promissory note allows for the loan to be forgiven in one-third increments if our Common Stock (Nonvoting) trades for ten consecutive trading days at $15, $20, and $25, respectively, or if the per share consideration received by our common stockholders in a Change of Control (as defined in the Indentures that governed tour senior subordinated notes) equals at least $15, $20 or $25, respectively.  In addition, on February 15, 2001 we forgave $19,908 of interest accrued on Mr. Beck’s loan during the year-ended December 31, 2000.

On February 25, 2003, the Compensation Committee recommended, and the Board of Directors approved, an incentive award of $3,286,065 to each of Mr. Cornwell and Mr. Beck to be paid, subject to vesting terms, only upon the occurrence of the refinancing with a maturity of at least two years of the senior debt due April 15, 2004.  On December 22, 2003, we issued $405 million aggregate principal amount of 9 3/4% Senior Secured Notes, the proceeds of which we used in part to repay all outstanding borrowings (plus accrued interest) under our senior credit agreement, which satisfied the performance objective of the awards.  Mr. Cornwell’s award, which vests evenly over three years from the refinancing date, will be used to repay in full his outstanding loan from us of $3,286,065 due January 25, 2006. Mr. Cornwell has irrevocably elected to defer all payments otherwise due until January 25, 2006 when his loan will be repaid. A portion of Mr. Beck’s award will be used to repay in full his outstanding loan from us of $221,200 due January 25, 2006, and the remaining amount of Mr. Beck’s incentive award will be paid, at the discretion of the Board of Directors, in the form of cash or shares of our Common Stock (Nonvoting).  Mr. Beck has irrevocably elected to defer all payments otherwise due until January 25, 2006 and thereafter all payments but $221,200 until the first to occur of January 31, 2011, a change of control of our company or the termination of his employment. Mr. Beck’s award vests evenly over three years from the refinancing date, and the amount of any Common Stock (Nonvoting) to be received will be valued on the date of payment.

Item 14.  Principal Accountant Fees and Services

The following table sets forth the aggregate fees and related expenses for professional services provided by Ernst & Young LLP in each of the last two fiscal years.

	Fiscal Year December 31,
	2002	2003
Audit fees	$426,010	$656,740
Audit-related fees	39,400	18,500
Tax fees	210,300	253,690
All other fees	3,900	4,100

Total	$679,610	$933,030

Audit Fees: Audit fees billed by Ernst & Young LLP related to the following services: 1) audit of our annual consolidated financial statements, 2) review of our interim consolidated financial statements included in our Quarterly Reports on Form 10-Q for the periods ended March 31st, June 30th and September 30th and 3) services associated with our offering of $405 million 9 3/4% Senior Secured Notes due 2010.  The fees related to the Senior Secured Notes offering totaled $153,440.

Audit-Related Fees: Audit-related fees billed by Ernst & Young LLP related to the following services: 1) audit of our benefit plan 2) assistance with understanding Section 404 of the Sarbanes Oxley Act of 2002 and 3) consultations for the accounting for proposed transactions.

Tax Fees: Tax fees billed by Ernst & Young LLP related to the following services: 1) tax compliance and 2) tax consulting.

All Other Fees: Other fees billed by Ernst & Young LLP related to services provided in connection with the San Francisco Television Times Market Survey.

The Audit Committee of our Board of Directors has established a practice that requires the committee to pre-approve any audit or permitted non-audit services to be provided to us by our independent auditor, Ernst & Young LLP, in advance of such services being provided to us.

Under the SEC rules, subject to certain de minimis criteria, pre-approval is required for all professional services rendered by our principal accountant for all services rendered on or after May 6, 2003.  In fiscal 2003, all of the fees included above were pre-approved by the Audit Committee.

PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)1

Financial statements and the schedule filed as a part of this report are listed on the “Index to Consolidated Financial Statements” at page 38 herein.  All other schedules are omitted because they are not applicable to us.

(a)3  Exhibits

3.1

Third Amended and Restated Certificate of Incorporation of Granite Broadcasting Corporation, as amended (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1994, filed on March 29, 1995).

3.2

Amended and Restated Bylaws of Granite Broadcasting Corporation (incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed on March 30, 2001).

3.3

Certificate of Designations of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of our 12-3/4%, Cumulative Exchangeable Preferred Stock and Qualifications, Limitations and Restrictions Thereof (incorporated by reference to Exhibit 3.3 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed on March 21, 1997).

4.1

Indenture, dated as of December 22, 2003, between Granite Broadcasting Corporation and The Bank of New York, as Trustee, relating to our $405,000,000 Principal Amount 9 3/4% Senior Secured Notes due December 1, 2010 (including form of note).

4.2	Registration Rights Agreement, dated as of December 22, 2003, between Granite Broadcasting Corporation and J.P. Morgan Securities Inc.

4.3

Indenture, dated as of January 31, 1997, between Granite Broadcasting Corporation and The Bank of New York for our 12-3/4% Series A Exchange Debentures and 12-3/4% Exchange Debentures due April 1, 2009 (incorporated by reference to Exhibit 4.44 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed on March 21, 1997).

4.4	Form of 12-3/4% Exchange Debenture due April 1, 2009 (included in the Indenture filed as Exhibit 4.3).

4.5

Warrant to purchase 753,491 shares of Common Stock (Nonvoting) of Granite Broadcasting Corporation issued March 6, 2001 to Goldman Sachs & Co. (incorporated by reference to Exhibit 4.55 to our Current Report on Form 8-K, filed on March 9, 2001).

10.1

Granite Broadcasting Corporation Stock Option Plan, as amended through October 26, 1999 (incorporated by reference to Exhibit 10.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed on March 30, 2000).

10.2	Network Affiliation Agreement (WPTA-TV) (incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1995, filed on March 28, 1996).

10.3

Employment Agreement dated as of September 20, 1991 between Granite Broadcasting Corporation and W. Don Cornwell (incorporated by reference to Exhibit 10.13 to our Registration Statement No. 33-43770 filed on November 5, 1991).

10.4

Employment Agreement dated as of September 20, 1991 between Granite Broadcasting Corporation and Stuart J. Beck (incorporated by reference to Exhibit 10.14 to our Registration Statement No. 33-43770 filed on November 5, 1991).

10.5

Granite Broadcasting Corporation Management Stock Plan, as amended through January 1, 2003 (incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed on March 28, 2003).

10.6

Granite Broadcasting Corporation Directors’ Stock Option Plan, as amended through October 26, 1999 (incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed on March 30, 2000).

10.7	Network Affiliation Agreement (WTVH-TV) (incorporated by reference to Exhibit 10.20 to our Registration Statement No. 33-94862 filed on July 21, 1995).

10.8

Granite Broadcasting Corporation Employee Stock Purchase Plan, dated February 28, 1995 (incorporated by reference to Exhibit 10.25 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1994, filed on March 29, 1995).

10.9	Network Affiliation Agreement (WKBW) (incorporated by reference to Exhibit 10.28 to our Current Report on Form 8-K filed on July 14, 1995).

10.10

Employment Agreement dated as of September 19, 1996 between Granite Broadcasting Corporation and Robert E. Selwyn, Jr. (incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed on March 21, 1997).

10.11

Non-Employee Directors Stock Plan of Granite Broadcasting Corporation, as amended through December 2, 2002 (incorporated by reference to Exhibit 10.31 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed on March 28, 2003).

10.12

Extension Letter, dated February 28, 1999 between Granite Broadcasting Corporation and Robert E. Selwyn, Jr. extending the term of Mr. Selwyn’s Employment Agreement to January 31, 2003 (incorporated by reference to Exhibit 10.38 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed on March 31, 1999).

10.13

Granite Broadcasting Corporation 2000 Stock Option Plan, dated as of April 25, 2000 (incorporated by reference to Exhibit 10.46 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, filed on May 15, 2000).

10.14

Amended and Restated Network Affiliation Agreement, dated as of March 6, 2001 among Granite Broadcasting Corporation, the Parties set forth on Schedule I thereto, and NBC Television Network (KSEE, KBJR-TV and WEEK-TV) (incorporated by reference to Exhibit 10.51 to our Current Report on Form 8-K, filed on March 9, 2001).

10.15

Stock Purchase Agreement, dated as of December 14, 2001, by and among National Broadcasting Company, Inc., Granite Broadcasting Corporation, KNTV Television, Inc. and KNTV License, Inc. (incorporated by reference to Exhibit 10.53 to our Current Report on Form 8-K, filed on December 19, 2001)

10.16	Amendment to Network Affiliation Agreement (WKBW).

21.	Subsidiaries of Granite Broadcasting Corporation.

23.	Consent of Independent Auditors (Ernst & Young LLP).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241)

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

(b)  Reports on Form 8-K.

Current Report on Form 8-K filed November 12, 2003, disclosing the release of our earnings for the third quarter of 2003.

Current Report on Form 8-K filed November 24, 2003, disclosing our intent to issue $300,000,000 of senior secured notes due 2010.

Current Report on Form 8-K filed December 11, 2003, disclosing the commencement of a tender offer and consent solicitation with respect to our outstanding 8 7/8% senior subordinated notes.

Current Report on Form 8-K filed December 23, 2003, disclosing the completion of a $405,000,000 9.75% senior secured notes due December 2010 in a private placement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 29th day of March, 2004.

GRANITE BROADCASTING CORPORATION

By:	/s/ W. DON CORNWELL
W. Don Cornwell
Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ W. DON CORNWELL	Chief Executive Officer	March 29, 2004
(W. Don Cornwell)	(Principal Executive Officer) and Chairman of the Board of Directors

/s/ STUART J. BECK	President and Secretary	March 29, 2004
(Stuart J. Beck)	and Director

/s/ LAWRENCE I. WILLS	Senior Vice President – Chief Administrative	March 29, 2004
(Lawrence I. Wills)	Officer (Principal Accounting Officer)

/s/ ELLEN MCCLAIN	Senior Vice President – Chief Financial	March 29, 2004
(Ellen McClain)	Officer (Principal Financial Officer)

/s/ ROBERT E. SELWYN, JR.	Senior Operating Advisor and Director	March 29, 2004
(Robert E. Selwyn, Jr.)

/s/ MARTIN F. BECK	Director	March 29, 2004
(Martin F. Beck)

/s/ JAMES L. GREENWALD	Director	March 29, 2004
(James L. Greenwald)

/s/ EDWARD DUGGER III	Director	March 29, 2004
(Edward Dugger III)

/s/ THOMAS R. SETTLE	Director	March 29, 2004
(Thomas R. Settle)

/s/ CHARLES J. HAMILTON, JR.	Director	March 29, 2004
(Charles J. Hamilton, Jr.)

/s/ M. FRED BROWN	Director	March 29, 2004
(M. Fred Brown)

/s/ JON E. BARFIELD	Director	March 29, 2004
(Jon E. Barfield)

/s/ VERONICA POLLARD	Director	March 29, 2004
(Veronica Pollard)