Form 10-Q
period 2004-03-31
GRANITE BROADCASTING CORP
filed 2004-05-10
CIK 839621

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the act). Yes [ ] No [X]

                     (APPLICABLE ONLY TO CORPORATE ISSUERS:)

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Class A Voting Common Stock, par value $.01 per share - 178,500 shares outstanding at April 30, 2004; Common Stock (Nonvoting), par value $.01 per share - 19,202,624 shares outstanding at April 30, 2004.

                           ___________________________

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

================================================================================

                        GRANITE BROADCASTING CORPORATION
                                    Form 10-Q
                                Table of Contents

                                                                            Page
                                                                            ----
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements............................................     3
         Consolidated Balance Sheets as of March 31, 2004 (unaudited)
           and December 31, 2003.........................................     3
         Consolidated Statements of Operations for the Three Months
           Ended March 31, 2004 and 2003 (unaudited).....................     4
         Consolidated Statement of Stockholders' Deficit for the Three
           Months Ended March 31, 2004 (unaudited).......................     5
         Consolidated Statements of Cash Flows for the Three Months
           Ended March 31, 2004 and 2003 (unaudited).....................     6
         Notes to Consolidated Financial Statements......................     7

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.....................................     9
Item 3.  Quantitative and Qualitative Disclosures About Market Risk......    11
Item 4.  Controls and Procedures.........................................    11

PART II  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.............    12
Item 5.  Other Information...............................................    12
Item 6.  Exhibits and Reports on Form 8-K................................    12

SIGNATURES...............................................................    13

      Granite Broadcasting Corporation is a Delaware corporation. Unless the context otherwise requires, "we", "us" and "our" refer to Granite Broadcasting Corporation, together with its direct and indirect subsidiaries. Our principal executive offices are located at 767 Third Avenue, 34th Floor, New York, NY 10017, and our telephone number at that address is (212) 826-2530. Our web site is located at http://www.granitetv.com. The information on our web site is not part of this report.

                           FORWARD-LOOKING STATEMENTS

      This report includes and incorporates forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions about us, including, among other things:

      o inability to implement our strategy, or, having implemented it, failure to realize anticipated cost savings or revenue opportunities available through implementation of our strategy;

      o inability to effect dispositions or acquisitions of television stations, which are an important part of our strategy;

      o the effects of governmental regulation of broadcasting, including adverse changes in, or interpretations of, the exceptions to the Federal Communications Commission's duopoly rule which could restrict, or eliminate, our ability to enter into duopoly-type operating arrangements and implement our operating strategy;

      o     pricing fluctuations in national and local advertising;

      o     volatility or increases in programming costs;

      o restrictions on our operations due to our significant leverage and limited sources of liquidity;

      o     the impact of changes in national and regional economies;

      o delay in any economic recovery or the recovery not being as robust as might otherwise have been anticipated;

      o     our ability to service our outstanding debt;

      o successful integration of acquired television stations (including achievement of synergies and cost reductions);

      o     competition in the markets in which our stations are located;

      o loss of network affiliations or changes in the terms of network affiliation agreements upon renewal; and

      o     technological change and innovation in the broadcasting industry.

      Our network affiliation agreement with The Warner Brothers Network at WDWB-TV expires on May 31, 2004. We have no reason to believe that the agreement will not be renewed or extended when it expires.

      Other matters set forth in this report, as well as risk factors set forth in our Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission may also cause actual results in the future to differ materially from those described in the forward-looking statements. We undertake no obligation to update and revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                        GRANITE BROADCASTING CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                           March 31,       December 31,
                                                             2004             2003
                                                         -------------    -------------
                                                          (Unaudited)
Assets

Current assets:
   Cash and cash equivalents                             $  79,769,748    $  90,213,995
   Marketable securities, at fair value                      8,742,271               --
   Accounts receivable, less allowance for doubtful
     accounts ($888,854 at March 31, 2004 and
     $1,319,238 at December 31, 2003)                       18,288,841       21,464,965
   Film contract rights                                     12,725,215       15,299,993
   Income tax receivable                                    16,326,799       16,326,799
   Other current assets                                      7,233,836        5,795,794
                                                         -------------    -------------
        Total current assets                               143,086,710      149,101,546

Property and equipment, net                                 47,991,023       48,449,586
Film contract rights                                         6,197,835        8,446,229
Other non current assets                                     7,586,567        7,891,335
Deferred financing fees, less accumulated
  amortization ($532,571 at March 31, 2004 and
  $50,902 at December 31, 2003)                             12,934,670       13,373,623
Goodwill, net                                               78,049,529       78,049,529
Broadcast licenses, net                                    127,331,829      127,331,829
Network affiliations, net                                   84,497,521       86,379,757
                                                         -------------    -------------
Total assets                                             $ 507,675,684    $ 519,023,434
                                                         =============    =============

Liabilities and stockholders' deficit

Current liabilities:
   Accounts payable                                      $   3,264,471    $   2,903,728
   Accrued interest                                         10,859,063          987,187
   Other accrued liabilities                                 4,607,652        7,039,091
   Film contract rights payable                             25,493,629       27,314,160
   Other current liabilities                                 2,708,617        2,951,001
                                                         -------------    -------------
        Total current liabilities                           46,933,432       41,195,167

Long-term debt                                             400,262,773      400,086,598
Film contract rights payable                                20,191,828       24,616,575
Deferred tax liability                                      43,666,025       46,203,797
Redeemable preferred stock                                 198,569,406      198,480,586
Accrued dividends on redeemable preferred stock             51,095,690       44,708,729
Other non current liabilities                               13,498,681       13,163,788

Stockholders' deficit:
   Common stock: 41,000,000 shares authorized
     consisting of 1,000,000 shares of Class A
     Common Stock, $.01 par value, and
     40,000,000 shares of Common Stock (Nonvoting),
     $.01 par value; 178,500 shares of Class A
     Common Stock and 19,202,624 shares of
     Common Stock (Nonvoting) (18,834,179 shares at
     December 31, 2003) issued and outstanding at
     March 31, 2004                                            193,810          190,126
   Additional paid-in capital                                  378,106               --
   Accumulated other comprehensive income                        5,274               --
   Accumulated deficit                                    (265,531,506)    (248,118,609)
   Less:
     Unearned compensation                                    (712,160)        (627,648)
     Treasury stock, at cost                                  (875,675)        (875,675)
                                                         -------------    -------------
        Total stockholders' deficit                       (266,542,151)    (249,431,806)
                                                         -------------    -------------
Total liabilities and stockholders' deficit              $ 507,675,684    $ 519,023,434
                                                         =============    =============

                            See accompanying notes.

                        GRANITE BROADCASTING CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       Three Months Ended March 31,
                                                      ------------------------------
                                                          2004             2003
                                                      -------------    -------------
                                                                        (Restated)
Net revenues                                          $  26,000,641    $  24,657,193
Station operating expenses                               21,091,276       22,105,541
Depreciation                                              1,762,477        1,531,029
Amortization of intangible assets                         1,882,238        3,114,694
Corporate expense                                         3,544,989        2,820,417
Non-cash compensation expense (1)                           302,824          385,737
                                                      -------------    -------------

   Operating loss                                        (2,583,163)      (5,300,225)

Other expenses (income):
   Interest expense                                       9,872,593        7,626,724
   Interest income                                         (232,527)        (214,286)
   Non-cash interest expense                              1,146,441        1,071,117
   Non-cash preferred stock dividend                      6,386,961               --
   Other                                                    139,938          138,448
                                                      -------------    -------------
Loss before income taxes                                (19,896,569)     (13,922,228)
Benefit for income taxes                                 (2,483,672)      (4,471,245)
                                                      -------------    -------------
Net loss                                              $ (17,412,897)   $  (9,450,983)
                                                      =============    =============

Net loss attributable to common shareholders          $ (17,412,897)   $ (15,926,763)
                                                      =============    =============

                                                      -------------    -------------
Basic and diluted net loss per share                  $       (0.90)   $       (0.84)
                                                      =============    =============

Weighted average common shares outstanding               19,319,460       18,940,543
                                                      =============    =============

----------------------

(1) Allocation of non-cash compensation expense to other operating expenses:

                                             Three Months Ended March 31,
                                            ------------------------------
                                                2004             2003
                                            -------------    -------------
Station operating expenses                  $      28,536    $      30,543
Corporate expense                                 274,288          355,194
                                            -------------    -------------
Non-cash compensation expense               $     302,824    $     385,737
                                            =============    =============

                             See accompanying notes.

                        GRANITE BROADCASTING CORPORATION
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                   (Unaudited)

                       Class A    Common         Other      Additional                                                    Total
                        Common     Stock     Comprehensive   Paid-in      Accumulated      Unearned      Treasury   Stockholders'
                        Stock   (Nonvoting)     Income       Capital         Deficit     Compensation      Stock       Deficit
                       -------  -----------  -------------  ----------   -------------   ------------   ----------  -------------
Balance at December 31,
 2003                   $ 1,785  $   188,341     $    --     $       --   $(248,118,609)  $(627,648)   $(875,675)     $(249,431,806)
Issuance of Common
 Stock (Nonvoting)                     3,684                     (3,684)                                                        --
Stock expense
 related to stock plans                                         195,955                      52,460                        248,415
Grant of stock award
 under stock plans                                              185,835                    (185,835)                            --
Discount on loans to
 officers                                                                                    48,863                         48,863
Net loss                                                                    (17,412,897)                               (17,412,897)
Unrealized gain on
 investment                                       5,274                                                                      5,274
                                                                                                                     -------------
Comprehensive loss                                                                                                     (17,407,623)
                        -------  -----------     -------     ----------   -------------   ---------   ----------     -------------

Balance at March 31,
 2004                  $ 1,785  $   192,025     $ 5,274     $  378,106   $(265,531,506)  $(712,160)  $(875,675)     $(266,542,151)
                       =======  ===========     =======     ==========   =============   =========   ==========     =============


                             See accompanying notes.

                        GRANITE BROADCASTING CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Three Months Ended March 31,
                                                                                 ------------------------------
                                                                                     2004             2003
                                                                                 -------------    -------------
                                                                                                   (Restated)
Cash flows from operating activities:
Net loss                                                                         $ (17,412,897)   $  (9,450,983)

Adjustments to reconcile net loss to net cash used in operating activities:
   Amortization of intangible assets                                                 1,882,238        3,114,694
   Depreciation                                                                      1,762,477        1,531,029
   Performance award expense                                                           524,271               --
   Non-cash compensation expense                                                       302,824          385,737
   Non-cash interest expense                                                         1,146,441        1,071,117
   Non-cash preferred stock dividend                                                 6,386,961               --
   Deferred tax benefit                                                             (2,483,672)              --
Change in assets and liabilities:
   Decrease in accounts receivable                                                   3,176,124        4,120,922
   Increase in accrued liabilities                                                   7,440,437        4,297,841
   Increase (decrease) in accounts payable                                             360,743         (627,730)
   WB affiliation payment                                                           (1,057,532)        (630,857)
   Increase in income tax receivable                                                        --       (4,252,151)
   Decrease in film contract rights and other assets                                 2,998,885        1,677,355
   Decrease in film contract rights payable and other liabilities                   (5,409,536)      (5,338,579)
                                                                                 -------------    -------------
     Net cash used in operating activities                                            (382,236)      (4,101,605)
                                                                                 -------------    -------------

Cash flows from investing activities:
   Investments in marketable securities and other                                   (8,749,003)              --
   Capital expenditures                                                             (1,270,292)      (2,251,675)
                                                                                 -------------    -------------
     Net cash used in investing activities                                         (10,019,295)      (2,251,675)
                                                                                 -------------    -------------

Cash flows from financing activities:
   Payment of deferred financing fees                                                  (42,716)        (505,408)
   Repurchase of common stock                                                               --          (23,751)
                                                                                 -------------    -------------
     Net cash used in financing activities                                             (42,716)        (529,159)
                                                                                 -------------    -------------

Net decrease in cash and cash equivalents                                          (10,444,247)      (6,882,439)
Cash and cash equivalents, beginning of period                                      90,213,995       54,319,597
                                                                                 -------------    -------------
Cash and cash equivalents, end of period                                         $  79,769,748    $  47,437,158
                                                                                 =============    =============

Supplemental information:
   Cash paid for interest                                                        $          --    $   2,874,514
   Cash paid for income taxes                                                            3,100           52,000
   Non-cash capital expenditures                                                        33,622               --
   Cumulative exchangeable preferred stock dividend                                  6,386,961        6,386,961

                             See accompanying notes.

                        GRANITE BROADCASTING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1 - Basis of Presentation and Accounting Policies

         The accompanying unaudited consolidated financial statements include the accounts of Granite Broadcasting Corporation and its subsidiaries (the "Company"), and have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information, refer to the Company's consolidated financial statements and notes thereto for the year ended December 31, 2003, which were included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. All significant inter-company accounts and transactions have been eliminated. Data at, and for the year ended, December 31, 2003 are derived from the Company's audited consolidated financial statements. In the opinion of management, all adjustments of a normal recurring nature, which are necessary for a fair presentation of the results for the interim periods, have been made.

     Restatement of Financial Statements

         Upon the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("Statement 142"), the Company considered the value of its network affiliation agreements as indefinite live assets that should not be subject to amortization. In light of stated positions by the Securities and Exchange Commission regarding amortization of network affiliation agreements, the Company has changed its accounting policy as of December 31, 2003 to amortize these assets retroactive to January 1, 2002 using a 25-year useful life. As a result, the financial results for the quarter ended March 31, 2003 have been restated. The total impact of the adjustment was an increase in amortization expense of $744,839, with a corresponding adjustment to loss before income taxes and net loss of $484,145. Basic and diluted net loss per share increased by $0.02.

     Cash Equivalents and Investments in Marketable Securities

         All highly liquid investments purchased with an original maturity of ninety days or less are considered cash equivalents. The marketable securities are classified as available-for-sale in accordance with the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. These securities are carried at fair market value based on current market quotes. Unrealized gains and losses are reported in stockholders' equity as a separate component of other comprehensive income until realized. Gains and losses on securities sold are based on the specific identification method. The Company does not hold these securities for speculative or trading purposes.

     Stock-Based Compensation

         The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("Statement 123"). Accordingly, no compensation expense has been recognized for the stock option plans. For purposes of Statement 123 pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period; therefore, the impact on pro forma net loss for the three months ended March 31, 2004 may not be representative of the impact in future years.

         The Company's pro forma information for the three months ended March 31, 2004 and 2003 follows:

                                                         Three Months Ended March 31,
                                                        ------------------------------
                                                            2004             2003
                                                        -------------    -------------
                                                                          (Restated)
Net loss, as reported                                   $ (17,412,897)   $  (9,450,983)
Add:  pro forma compensation expense                          357,374          339,987
Less:  compensation expense, as reported                       12,000           12,000
                                                        -------------    -------------
Pro forma net loss                                      $ (17,758,271)   $  (9,778,970)
                                                        =============    =============

Basic and diluted net loss per share, as reported       $       (0.90)   $       (0.84)
Pro forma compensation expense                                  (0.02)           (0.02)
                                                        -------------    -------------
Pro forma basic net loss per share                      $       (0.92)   $       (0.86)
                                                        =============    =============

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

Note 2 - Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity

         In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("Statement 150"). Statement 150 establishes standards for classifying and measuring as liabilities certain financial instruments that have characteristics of both liabilities and equity. The provisions of Statement 150 were effective beginning with the first interim period after June 15, 2003. The Company adopted Statement 150 during the six months ended December 31, 2003. The Company's 12 3/4% Cumulative Exchangeable Preferred Stock (the "Preferred Stock") has been reclassified on the Company's consolidated balance sheet as a long-term liability and the accrual of dividends of $6,387,000 for the three months ended March 31, 2004 has been recorded as a charge to expense on the consolidated statement of operations. For the quarter ended March 31, 2003, dividends on the Preferred Stock were treated as a reduction of stockholders' equity.

Note 3 - Recent Developments

         On April 23, 2004, the Company announced that it has entered into a definitive agreement to sell the assets of its Fort Wayne, Indiana ABC affiliate, WPTA-TV, to Malara Broadcasting for $45.9 million, subject to certain closing adjustments. The Company will acquire the stock of NVG-Fort Wayne, Inc, owner and operator of WISE-TV, the NBC affiliate serving Fort Wayne, Indiana for $44.2 million, subject to certain closing adjustments. Following these transactions, the Company intends to enter into a strategic arrangement with Malara Broadcasting under which the Company will provide advertising sales, promotion and administrative services, and selected programming to certain Malara-owned stations. The first implementation of the arrangement will involve stations in Fort Wayne, Indiana and Duluth, Minnesota. Malara Broadcasting has entered into a definitive agreement to acquire the assets of KDLH-TV, the CBS affiliate serving Duluth, Minnesota from New Vision Group LLC for $10.8 million, subject to certain closing adjustments. It is anticipated that the Company will guarantee financing for the Malara Broadcasting acquisitions.

         All of the above transactions are contingent upon approval by the FCC and satisfaction of other customary closing conditions and are expected to close in the third quarter of 2004.

Note 4 - Per Share Calculations

         The per-share calculations shown on the income statement for the three-month period ended March 31, 2004 and 2003 are computed in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share. The following table sets forth the computation of basic and diluted earnings per share:

                                                                   Three Months Ended March 31,
                                                                  ------------------------------
                                                                      2004             2003
                                                                  -------------    -------------
                                                                                    (Restated)
Net loss                                                          $ (17,412,897)   $  (9,450,983)

LESS:
Cumulative exchangeable preferred stock dividends                            --        6,386,961
Accretion on exchangeable preferred stock                                    --           88,819
                                                                  -------------    -------------

Net loss attributable to common shareholders                      $ (17,412,897)   $ (15,926,763)
                                                                  =============    =============

Weighted average common shares outstanding                           19,319,460       18,940,543

Per basic and diluted common share:
Basic and diluted net loss per share                              $       (0.90)   $       (0.84)
                                                                  =============    =============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following information should be read in conjunction with the unaudited consolidated financial statements and notes thereto in this Quarterly Report and the audited financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-K for the year ended December 31, 2003.

   Executive Summary

      We own and operate eight network affiliated television stations in geographically diverse markets reaching over 6% of the nation's television households. Three stations are affiliated with NBC, two with ABC and one with CBS, our Big Three Affiliates and two stations are affiliated with the Warner Brothers Television Network, our WB Affiliates. The NBC affiliates are KSEE-TV, Fresno-Visalia, California, WEEK-TV, Peoria-Bloomington, Illinois, and KBJR-TV, Duluth, Minnesota and Superior, Wisconsin. The ABC affiliates are WKBW-TV, Buffalo, New York and WPTA-TV, Fort Wayne, Indiana. The CBS affiliate is WTVH-TV, Syracuse, New York. The WB affiliates are KBWB-TV, San Francisco, California and WDWB-TV, Detroit, Michigan.

      Upon adoption of Statement of Financial Accounting Standards No. 142 on January 1, 2002, we considered the value of the network affiliation agreements as indefinite-lived and were not amortizing the intangible assets. In light of stated positions by the Securities and Exchange Commission regarding amortization of network affiliation agreements, we have changed our accounting policy as of December 31, 2003 to amortize these assets retroactive to January 1, 2002 using a 25-year useful life. As a result, we restated our earnings for the first quarter of 2003, and recorded additional amortization expense of $745,000.

      We believe that inflation has not had a material impact on our results of operations for the quarter ended March 31, 2004. However, there can be no assurance that future inflation would not have an adverse impact on our operating results and financial condition.

      Our operating revenues are generally lower in the first calendar quarter and generally higher in the fourth calendar quarter than in the other two quarters, due in part to increases in retail advertising in the fall months in preparation for the holiday season, and in election years due to increased political advertising.

      Our revenues are derived principally from local and national advertising, political advertising in an election year and, to a lesser extent, from network compensation for the broadcast of programming and revenues from studio rental and commercial production activities. The primary operating expenses involved in owning and operating television stations are employee salaries, depreciation and amortization, programming, advertising and promotion. Amounts referred to in the following discussion have been rounded to the nearest thousand.

RESULTS OF OPERATIONS

   Three Months Ended March 31, 2004 and 2003

Consolidated

      Net revenue for our eight-station group increased $1,344,000 or 5.4% to $26,001,000 for the three months ended March 31, 2004, from $24,657,000 for the three months ended March 31, 2003. The increase was due primarily to an increase of $1,140,000 in political advertising revenue and an increase in local non-political revenue of $204,000. Non-political national revenue declined 2.5% or $300,000 due primarily to declines in the paid programming and movie categories at our WB affiliates offset, in part, by increases in non-political national revenue at our Big Three affiliates.

      Station operating expenses decreased $1,015,000 or 4.6% to $21,091,000 for the three months ended March 31, 2004 from $22,106,000 for the three months ended March 31, 2003. Lower film amortization expense resulting from write-downs in 2003 and 2002 of certain film asset balances at our WB affiliates, as well as the expiration of certain programs, and a reduction in the allowance for doubtful accounts was offset, in part, by higher healthcare costs, compensation increases and increases in power and rent resulting from the launch of digital broadcasting. We wrote film assets down to net realizable value in 2003 by $3,000,000.

Big Three Affiliates

      Net revenue at our Big Three affiliates increased $1,140,000 or 6.9% to $17,673,000 from $16,533,000 primarily due to a $1,140,000 increase in political advertising. Non-political national revenue increased 3.6% and non-political local revenue decreased 2.8%. The Big Three affiliates contributed 68% to net revenue during the quarter.

      Station operating expenses at our Big Three affiliates increased $673,000 or 5.2% to $13,517,000 from $12,844,000 due primarily to higher healthcare costs, compensation increases, higher sales expense and increased power costs resulting from the onset of digital broadcasting.

WB Affiliates

      Net revenue at our WB affiliates increased $204,000 or 2.5% to $8,328,000 from $8,124,000 driven primarily by healthy local non-political growth. Non-political national revenue decreased 11.3% due primarily to declines in the paid programming and movie categories. The WB affiliates do not generate meaningful political revenue, as they do not broadcast local news. The WB affiliates contributed 32% to net revenue during the quarter.

      Station operating expenses at our WB affiliates decreased $1,688,000 or 18.2% to $7,574,000 from $9,262,000 primarily due to write-downs in 2003 and 2002 of certain film asset balances, as well as the expiration of certain programs, and a reduction of the allowance for doubtful accounts. We wrote film assets down to net realizable value in 2003 by $3,000,000.

Consolidated

      Amortization expense decreased $1,232,000 or 40% during the three months ended March 31, 2004 compared to the same period a year earlier. The decrease was primarily due to a reduction in amortization of a covenant not to compete. Depreciation expense increased $231,000 or 15% during the three months ended March 31, 2004 compared to the same period a year earlier. The increase was primarily due to increased capital expenditures in 2003 related to the conversion to digital broadcasting.

      Corporate expense totaled $3,545,000; an increase of $725,000 or 26% compared to $2,820,000 for the three months ended March 31, 2003. Included in corporate expense for the three months ended March 31, 2004 is $524,000 of expense associated with a performance award granted to certain officers of the Company during 2003 that will be used primarily to repay their outstanding loans to us on January 25, 2006. The performance award expense for the year ended December 31, 2004 is expected to be $2,096,000. The remaining increase of $201,000 is due to increased professional fees and directors' and officers' liability insurance. Non-cash compensation expense decreased $83,000 or 21% due to a reduction in stock awards granted to certain executives.

      Interest expense totaled $9,873,000; an increase of $2,246,000 or 29% compared to $7,627,000 for the three months ended March 31, 2003. The increase was primarily due to higher debt balances on our outstanding senior secured notes. Interest income totaled $233,000; an increase of $19,000, or 9% compared to the three months ended March 31, 2003 primarily due to interest accrued on the marketable securities. Non-cash interest expense totaled $1,146,000, an increase of $75,000 or 7% primarily due to imputed interest on our obligation to the WB network under the affiliation agreements, offset in part by reduced amortization of deferred financing fees.

      We recorded as an expense the accrual of dividends on our 12 3/4% Cumulative Exchangeable Preferred Stock totaling $6,387,000 during the three months ended March 31, 2004 as required by Statement of Financial Accounting Standards No. 150. For the quarter ended March 31, 2003, dividends on the Preferred Stock were treated as a reduction of stockholders' equity.

      During the three months ended March 31, 2004, we recorded a deferred tax benefit of $2,484,000, compared to a current tax benefit of $4,471,000 for the three months ended March 31, 2003. As of December 31, 2003, we utilized substantially all of our available net operating loss carry-backs resulting in a $16 million income tax receivable, which we expect to receive in the second quarter of 2004. Accordingly, any future net operating losses will be carried forward and will only be realized upon the generation of future book income or reversal of deferred tax liabilities.

   Liquidity and Capital Resources

      On December 22, 2003, we completed a $405,000,000 offering of our 9 3/4% Senior Secured Notes (the "Notes") due December 1, 2010, at a discount, resulting in proceeds to us of $400,067,100. Interest on the Notes is payable on December 1 and June 1 of each year, beginning on June 1, 2004. The Notes are secured by substantially all of our assets. We used the net proceeds from the offering in part to (i) repay all outstanding borrowings, plus accrued interest, under our senior credit agreement, (ii) redeem at par, plus accrued interest, all of our 9 3/8% and 10 3/8% senior subordinated notes due May and December 2005, respectively, and (iii) to repurchase at par, plus accrued interest, all of our 8 7/8% senior subordinated notes due May 2008. The remaining proceeds are being used for general working capital purposes.

      We have established an investment policy for investing cash that is not immediately required for working capital purposes. Our investment objectives are to preserve capital, maximize our return on investment and to ensure we have appropriate liquidity for our cash needs. The investments are considered to be available-for-sale as defined under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. As of March 31, 2004, we had approximately $79,770,000 of cash and cash equivalents and $8,742,000 of marketable securities. The marketable securities, which include direct obligations of the U.S. Government, domestic commercial paper and domestic certificates of deposits, have maturities of one year or less and have active markets to ensure portfolio liquidity. We believe that cash and cash equivalents together with the marketable securities, internally generated funds from operations and a $16,000,000 income tax refund expected to be received in second quarter of 2004 will be sufficient to satisfy our cash requirements for our existing operations for the next twelve months.

      Under the terms of the Certificate of Designations for our 12 3/4% Cumulative Exchangeable Preferred Stock (the "Preferred Stock"), we were required to make the semi-annual dividends on such shares in cash beginning October 1, 2002. The cash payment of dividends had been restricted by the terms of the senior credit agreement and the indenture governing our senior subordinated notes and is prohibited under the indentures governing the Notes. Consequently we have not paid the semi-annual dividend due to the holders since October 1, 2002. Since three or more semi-annual dividend payments have not been paid, the holders of the Preferred Stock have the right to elect the lesser of two directors or that number of directors constituting 25% of the members of the Board of Directors. The right of the holders of the Preferred Stock to elect members of the Board of Directors as set forth above will continue until such time as all accumulated dividends that are required to be paid in cash and that are in arrears on the Preferred Stock are paid in full in cash. We are restricted from paying cash dividends under the Indenture governing the Notes and do not anticipate paying cash dividends on our Preferred Stock in the foreseeable future.

      As part of an overall effort to reduce station operating expenses, we have made substantial progress replacing unprofitable programming with competitive, profitable programming. For example, we have replaced certain programming at our WB stations costing approximately $8 million annually with competitive programming that will cost approximately $500,000 annually.

      Film payments at our WB affiliates were $4.9 million for the three months ended March 31, 2004 compared to $5.0 million during the three months ended March 31, 2003. Film payments for the year ended December 31, 2004 will approximate $18.9 million. Based on completed negotiations and current market conditions for the purchase of programming, we expect annual film payments at the WB affiliates to decline by approximately 50% by 2007.

      Film payments at our Big Three affiliates were $1.3 million for the three months ended March 31, 2004 and March 31, 2003. Film payments for the year ended December 31, 2004 will approximate $5.4 million. Based on completed negotiations and current market conditions for the purchase of programming, we expect annual film payments at the Big Three affiliates to decline by approximately 20% by 2007.

      Net cash used in operating activities was $382,000 during the three months ended March 31, 2004 compared to $4,102,000 during the three months ended March 31, 2003. The change from 2003 to 2004 was primarily the result of a decrease in the payment of interest expense and an increase in operating cash flow.

      Net cash used in investing activities was $10,019,000 during the three months ended March 31, 2004 compared to $2,252,000 during the three months ended March 31, 2003. The change from 2003 to 2004 was primarily due to purchase of marketable securities, offset by a reduction in capital expenditures due to the completion of our conversion to digital technology.

      Net cash used in financing activities was $43,000 during the three months ended March 31, 2004 compared to $529,000 during the three months ended March 31, 2003. The change from 2003 to 2004 primarily resulted from a decrease in the payment of deferred financing fees.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

      The interest rate on our outstanding Senior Secured Notes is fixed at 9.75%. Consequently, our earnings will not be affected by changes in short-term interest rates.

Item 4. Controls and Procedures

      As of March 31, 2004, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of March 31, 2004. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                           PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

      None

Item 5. Other Information

            On April 23, 2004, we announced that we intend to enter into a strategic arrangement with Malara Broadcast Group Inc., or Malara Broadcasting, under which we will provide advertising sales, promotion and administrative services, and selected programming to certain Malara Broadcasting-owned stations under applicable Federal Communications Commission rules and regulations. The first implementation of the arrangement would involve stations in Fort Wayne, Indiana and Duluth, Minnesota-Superior, Wisconsin, as described below.

            In connection with our plan to enter into a strategic arrangement with Malara Broadcasting, we agreed to sell our Ft. Wayne ABC affiliate, WPTA(TV), to a subsidiary of Malara Broadcasting for $45.9 million, pursuant to the terms and conditions of an asset purchase agreement, dated April 23, 2004, a copy of which is attached hereto as Exhibit 2.1, which we refer to as the WPTA Purchase Agreement. In addition, we agreed to purchase WISE-TV, the NBC affiliate serving Fort Wayne from New Vision Group, LLC, or New Vision Television, for $44.2 million, pursuant to the terms and conditions of a stock purchase agreement, dated April 23, 2004, a copy of which is attached hereto as Exhibit 2.2. The price for each transaction is subject to closing adjustments, and both transactions are subject to regulatory approval.

            In addition to a subsidiary of Malara Broadcasting entering into the WPTA Purchase Agreement with us, a subsidiary of Malara Broadcasting on April 23, 2004, entered into a definitive agreement to acquire KDLH(TV) from New Vision Television and certain of its subsidiaries for $10.8 million, subject to closing adjustments and regulatory approval. It is anticipated that financing for the foregoing Malara Broadcasting acquisitions will be guaranteed by us. We currently own and operate KBJR-TV, the NBC affiliate serving Duluth-Superior, in addition to seven other stations. Under the contemplated strategic arrangements, we will provide the services mentioned above to Malara Broadcasting's KDLH(TV) in Duluth-Superior and WPTA(TV) in Ft. Wayne.

Item 6. Exhibits and Reports on Form 8-K

            a. Exhibits

                2.1 Purchase and Sale Agreement, dated as of April 23, 2004, by and among Malara Broadcast Group of Fort Wayne, LLC, WPTA-TV, Inc., WPTA-TV License, Inc. and Granite Broadcasting Corporation

                2.2 Stock Purchase Agreement, dated as of April 23, 2004, by and among Granite Broadcasting Corporation, NVG-Fort Wayne, Inc. and New Vision Group, LLC


               31.1   Certification of Chief Executive Officer Pursuant to
                      Section 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C.
                      Section 7241)

               31.2   Certification of Chief Financial Officer Pursuant to
                      Section 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C.
                      Section 7241)

               32 Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241)

            b. Reports on Form 8-K

               Current Report on Form 8-K filed March 2, 2004, disclosing the release of our earnings for the fourth quarter and year ended December 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         GRANITE BROADCASTING CORPORATION
                                    Registrant

Date: May 10, 2004       /s/            W. DON CORNWELL
                            ----------------------------------------------------
                                       (W. Don Cornwell)
                                    Chief Executive Officer

Date: May 10, 2004       /s/              LAWRENCE I. WILLS
                            ----------------------------------------------------
                                          (Lawrence I. Wills)
                         Senior Vice President - Chief Administrative Officer
                                     (Principal Accounting Officer)