Form 10-Q
period 2004-06-30
GRANITE BROADCASTING CORP
filed 2004-08-11
CIK 839621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Class A Voting Common Stock, par value $.01 per share - 178,500 shares outstanding at July 31, 2004; Common Stock (Nonvoting), par value $.01 per share – 19,202,624 shares outstanding at July 31, 2004.

DOCUMENTS INCORPORATED BY REFERENCE:  None

GRANITE BROADCASTING CORPORATION

Form 10-Q

Granite Broadcasting Corporation is a Delaware corporation. Unless the context otherwise requires, “we”, “us”, “its” and “our” refer to Granite Broadcasting Corporation, together with its direct and indirect subsidiaries.  Our principal executive offices are located at 767 Third Avenue, 34th Floor, New York, NY 10017, and our telephone number at that address is (212) 826-2530. Our web site is located at http://www.granitetv.com. The information on our web site is not part of this report.

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

•                  restrictions on our operations due to our significant leverage and limited sources of liquidity;

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

Our network affiliation agreement with The Warner Brothers Network at WDWB-TV, serving the Detroit, Michigan market expired on May 31, 2004.  Renewal negotiations are underway and we continue to operate WDWB-TV under the terms of the expired agreement and have no reason to believe the agreement will not be renewed or extended.

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

PART I. FINANCIAL INFORMATION

Item 1.          Financial Statements

GRANITE BROADCASTING CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30, 2004	December 31, 2003
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$73,468,178	$90,213,995
Marketable securities, at fair value	8,384,412	—
Accounts receivable, less allowance for doubtful accounts ($1,031,481 at June 30, 2004 and $1,319,238 at December 31, 2003)	20,698,810	21,464,965
Film contract rights	9,658,302	15,299,993
Income tax receivable	—	16,326,799
Other current assets	6,262,696	5,795,794
Total current assets	118,472,398	149,101,546

Property and equipment, net	47,635,293	48,449,586
Film contract rights	4,555,800	8,446,229
Other non current assets	9,820,949	7,891,335
Deferred financing fees, less accumulated amortization ($1,013,216 at June 30, 2004 and $50,902 at December 31, 2003)	12,582,214	13,373,623
Goodwill, net	63,123,440	63,123,440
Broadcast licenses, net	127,331,829	127,331,829
Network affiliations, net	82,615,292	86,379,757
Total assets	$466,137,215	$504,097,345

Liabilities and stockholders’ deficit

Current liabilities:
Accounts payable	$1,754,713	$2,903,728
Accrued interest	3,290,625	987,187
Other accrued liabilities	5,006,356	7,039,091
Film contract rights payable	23,532,653	27,314,160
Other current liabilities	1,745,474	2,951,001
Total current liabilities	35,329,821	41,195,167

Long-term debt	400,438,948	400,086,598
Film contract rights payable	16,060,886	24,616,575
Deferred tax liability	26,491,844	31,277,708
Redeemable preferred stock	198,658,225	198,480,586
Accrued dividends on redeemable preferred stock	57,482,651	44,708,729
Other non current liabilities	13,821,761	13,163,788

Stockholders’ deficit:
Common stock: 41,000,000 shares authorized consisting of 1,000,000 shares of Class A Common Stock, $.01 par value, and 40,000,000 shares of Common Stock (Nonvoting), $.01 par value; 178,500 shares of Class A Common Stock and 19,202,624 shares of Common Stock (Nonvoting) (18,834,179 shares at December 31, 2003) issued and outstanding at June 30, 2004	193,810	190,126
Additional paid-in capital	405,881	—
Accumulated other comprehensive loss	(20,005)	—
Accumulated deficit	(281,234,044)	(248,118,609)
Less: Unearned compensation	(616,888)	(627,648)
Treasury stock, at cost	(875,675)	(875,675)
Total stockholders’ deficit	(282,146,921)	(249,431,806)
Total liabilities and stockholders’ deficit	$466,137,215	$504,097,345

See accompanying notes.

GRANITE BROADCASTING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
		(Restated)		(Restated)

Net revenues	$29,163,107	$28,467,458	$55,163,748	$53,124,651

Station operating expenses	22,311,977	23,028,963	43,403,253	45,134,504
Depreciation expense	1,724,372	1,553,446	3,486,849	3,084,475
Amortization of intangible assets	1,882,227	3,114,690	3,764,465	6,229,384
Corporate expense	3,477,403	2,672,088	7,022,392	5,492,505
Non-cash compensation expense(1)	132,178	164,787	435,002	550,524

Operating loss	(365,050)	(2,066,516)	(2,948,213)	(7,366,741)

Other expenses (income):
Interest expense	9,872,461	7,688,428	19,745,054	15,315,152
Interest income	(284,012)	(176,832)	(516,539)	(391,118)
Non-cash interest expense	1,133,856	1,204,044	2,280,297	2,275,161
Non-cash preferred stock dividend	6,386,961	—	12,773,922	—
Other	422,214	121,801	562,152	260,249

Loss before income taxes	(17,896,530)	(10,903,957)	(37,793,099)	(24,826,185)

Benefit for income taxes	(2,193,992)	(3,549,088)	(4,677,664)	(8,020,333)

Net loss	$(15,702,538)	$(7,354,869)	$(33,115,435)	$(16,805,852)

Net loss attributable to common shareholders	$(15,702,538)	$(13,830,648)	$(33,115,435)	$(29,757,410)

Basic and diluted net loss per share	$(0.81)	$(0.73)	$(1.71)	$(1.57)

Weighted average common shares outstanding	19,381,124	18,998,975	19,350,292	18,969,759

(1) Allocation of non-cash compensation expense to other operating expenses:

Corporate expense	$107,872	$134,245	$382,160	$489,439
Station operating expenses	24,306	30,542	52,842	61,085
Non-cash compensation expense	$132,178	$164,787	$435,002	$550,524

See accompanying notes.

GRANITE BROADCASTING CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Class A Common Stock	Common Stock (Nonvoting)	Additional Paid-in Capital	Other Comprehensive Loss	Accumulated Deficit	Unearned Compensation	Treasury Stock	Total Stockholders’ Deficit

Balance at December 31, 2003	$1,785	$188,341	$—	$—	$(248,118,609)	$(627,648)	$(875,675)	$(249,431,806)
Issuance of Common Stock (Nonvoting)		3,684	(3,684)					—
Stock expense related to stock plans			198,825			123,774		322,599
Grant of stock award under stock plans			210,740			(210,740)		—
Discount on loans to officers						97,726		97,726
Net loss					(33,115,435)			(33,115,435)
Unrealized loss on investment				(20,005)				(20,005)
Comprehensive loss								(33,135,440)

Balance at June 30, 2004	$1,785	$192,025	$405,881	$(20,005)	$(281,234,044)	$(616,888)	$(875,675)	$(282,146,921)

See accompanying notes.

GRANITE BROADCASTING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2004	2003
		(Restated)
Cash flows from operating activities:
Net loss	$(33,115,435)	$(16,805,852)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	3,764,465	6,229,384
Depreciation	3,486,849	3,084,475
Performance award expense	1,048,542	—
Non-cash compensation expense	435,002	550,524
Non-cash interest expense	2,280,297	2,275,161
Non-cash preferred stock dividend	12,773,922	—
Deferred tax benefit	(4,677,664)	—
Change in assets and liabilities:
Decrease in accounts receivable	766,155	1,614,542
Increase (decrease) in accrued liabilities	270,703	(717,279)
Decrease in accounts payable	(1,149,015)	(633,394)
WB affiliation payment	(1,688,389)	(1,057,532)
Decrease (increase) in income tax receivable	16,326,799	(7,573,726)
Decrease in film contract rights and other assets	6,033,580	9,936,534
Decrease in film contract rights payable and other liabilities	(12,177,309)	(12,262,329)
Net cash used in operating activities	(5,621,498)	(15,359,492)

Cash flows from investing activities:
Investments in marketable securities and other investments	(8,353,112)	—
Capital expenditures	(2,600,302)	(8,025,464)
Net cash used in investing activities	(10,953,414)	(8,025,464)

Cash flows from financing activities:
Payment of deferred financing fees	(170,905)	(647,146)
Repurchase of common stock	—	(23,751)
Exercise of stock options	—	26,250
Net cash used in financing activities	(170,905)	(644,647)

Net decrease in cash and cash equivalents	(16,745,817)	(24,029,603)
Cash and cash equivalents, beginning of period	90,213,995	54,319,597
Cash and cash equivalents, end of period	$73,468,178	$30,289,994

Supplemental information:
Cash paid for interest	$17,440,313	$15,374,732
Cash paid for income taxes	21,100	114,440
Non-cash capital expenditures	72,254	—
Cumulative exchangeable preferred stock dividend	—	12,773,922

See accompanying notes.

GRANITE BROADCASTING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 - Basis of Presentation and Accounting Policies

The accompanying unaudited consolidated financial statements include the accounts of Granite Broadcasting Corporation and its subsidiaries (the “Company”), and have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  Operating results for the three and six-month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.  For further information, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2003, which were included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.  All significant inter-company accounts and transactions have been eliminated. The Company has adjusted its Goodwill and Deferred Tax Liability balances by approximately $14,926,000 to appropriately reflect the tax basis of certain assets acquired in prior years’ acquisitions. These adjustments have been reflected in the June 30, 2004 and December 31, 2003 Balance Sheets disclosed herein. This adjustment had no effect on the Company’s previously reported Statement of Operations or Cash Flows. Data at, and for the year ended, December 31, 2003 are derived from the Company’s audited consolidated financial statements.  In the opinion of management, all adjustments of a normal recurring nature, which are necessary for a fair presentation of the results for the interim periods, have been made.

Restatement of Financial Statements

Upon the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement 142”), the Company considered the value of its network affiliation agreements as indefinite lived assets that should not be subject to amortization.  In light of stated positions by the Securities and Exchange Commission regarding amortization of network affiliation agreements, the Company has changed its accounting policy as of December 31, 2003 to amortize these assets retroactive to January 1, 2002 using a 25-year useful life.  As a result, the financial results for the three and six months ended June 30, 2003 have been restated.  The total impact of the adjustment was an increase in amortization expense for the three and six months ended June 30, 2003 of $744,839 and $1,489,678, respectively, with a corresponding adjustment to loss before income taxes and net loss for the three and six months ended June 30, 2003 of $484,145 and $968,290, respectively.  Basic and diluted net loss per share increased by $0.03 and $0.05 for the three and six months ended June 30, 2003, respectively.

Cash Equivalents and Investments in Marketable Securities

All highly liquid investments purchased with an original maturity of ninety days or less are considered cash equivalents. The marketable securities are classified as available-for-sale in accordance with the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities.  These securities are carried at fair market value based on current market quotes. Unrealized gains and losses are reported in stockholders’ equity as a separate component of other comprehensive income / (loss) until realized.  Gains and losses on securities sold are based on the specific identification method. The Company does not hold these securities for speculative or trading purposes. For the six months ended June 30, 2004, the Company’s unrealized holding losses totaled approximately $20,000.  For the three and six months ended June 30, 2004, the Company recorded realized losses of approximately $60,000.

Stock-Based Compensation

The Company has adopted the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure to require disclosure in the summary of accounting policies of the effects of an entity’s accounting policy with respect to stock-based compensation on reported net income / (loss) and earnings per share in annual and interim financial statements.

The Company accounts for stock option grants under the recognition and measurement principles of Accounting Principles Board (“APB”) No 25, Accounting for Stock Issued to Employees and related interpretations. Under APB No. 25, because the exercise price of the Company’s stock options equals the market price (fair value) of the underlying stock on the date of grant, no compensation expense is recorded.

The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, to stock-based compensation for the three and six months ended June 30, 2004 and 2003 which may not be representative of the impact in future years.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
		(Restated)		(Restated)
Net loss attributable to common shareholders, as reported	$(15,702,538)	$(13,830,648)	$(33,115,435)	$(29,757,410)
Add: pro forma compensation expense	(358,064)	(349,587)	(715,438)	(689,575)
Less: compensation expense, as reported	12,000	12,000	24,000	24,000
Pro forma net loss attributable to common shareholders	$(16,048,602)	$(14,168,235)	$(33,806,873)	$(30,422,985)

Basic and diluted net loss per share, as reported	$(0.81)	$(0.73)	$(1.71)	$(1.57)
Pro forma compensation expense	(0.02)	(0.02)	(0.04)	(0.04)
Pro forma basic and diluted net loss per share	$(0.83)	$(0.75)	$(1.75)	$(1.61)

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

Note 2 – Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“Statement 150”).  Statement 150 establishes standards for classifying and measuring as liabilities certain financial instruments that have characteristics of both liabilities and equity.  The provisions of Statement 150 were effective beginning with the first interim period after June 15, 2003.  The Company adopted Statement 150 during the three months ended September 30, 2003.  The Company’s 12 3/4% Cumulative Exchangeable Preferred Stock (the “Preferred Stock”) has been reclassified on the Company’s consolidated balance sheet as a long-term liability and the accrual of dividends of $6,387,000 and $12,774,000 for the three and six months ended June 30, 2004, respectively has been recorded as a charge to expense on the consolidated statement of operations.  For the three and six months ended June 30, 2003, dividends on the Preferred Stock were treated as a reduction of stockholders’ equity.

Note 3 – Acquisitions and Dispositions

On April 23, 2004, the Company announced that it has entered into a definitive agreement to sell the assets of its Fort Wayne, Indiana ABC affiliate, WPTA-TV, to Malara Broadcasting for $45.9 million, subject to certain closing adjustments. The WPTA-TV transaction is contingent upon Malara Broadcasting obtaining adequate financing and no assurance can be given that the transaction will be consummated.  The Company will acquire the stock of NVG-Fort Wayne, Inc, owner and operator of WISE-TV, the NBC affiliate serving Fort Wayne, Indiana for $44.2 million, subject to certain closing adjustments.  Following these transactions, the Company intends to enter into a strategic arrangement with Malara Broadcasting under which the Company will provide advertising sales, promotion and administrative services, and selected programming to certain Malara-owned stations. The first implementation of the arrangement will involve stations in Fort Wayne, Indiana and Duluth, Minnesota.  Malara Broadcasting has entered into a definitive agreement to acquire the assets of KDLH-TV, the CBS affiliate serving Duluth, Minnesota from New Vision Group LLC for $10.8 million, subject to certain closing adjustments. It is anticipated that the Company will guarantee financing for the foregoing Malara Broadcasting acquisitions. The Company anticipates that once these acquisitions and strategic arrangements are consummated it will account for these transactions in accordance with certain provisions of FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“Interpretation 46”).   Interpretation 46 addresses when a company should include in its financial statements the assets, liabilities and results of operations of another entity.

All of the above transactions are contingent upon approval by the Federal Communications Commission or (FCC) and satisfaction of other customary closing conditions. In May 2004 petition to deny Malara Broadcasting’s FCC application to acquire KDLH-TV was filed with the FCC.  Malara Broadcasting filed an opposition to the petition in June 2004, and the petitioning party filed its reply to that opposition.   The Company is not aware of any petitions filed regarding either the WPTA-TV application or the WISE-TV application and the time for public comment on all of the foregoing FCC applications has since expired. The Company and Malara Broadcasting believe that the KDLH petition is without merit and anticipate that the FCC will approve all of the above transactions; however, the Company can provide no assurances in this regard.

Note 4 – Per Share Calculations

The per-share calculations shown on the income statement for the three and six months ended June 30, 2004 and 2003 are computed in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share.  The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
		(Restated)		(Restated)
Net loss	$(15,702,538)	$(7,354,869)	$(33,115,435)	$(16,805,852)

LESS:
Cumulative exchangeable preferred stock dividends	—	6,386,961	—	12,773,922
Accretion on exchangeable preferred stock	—	88,818	—	177,636

Net loss attributable to common shareholders	$(15,702,538)	$(13,830,648)	$(33,115,435)	$(29,757,410)

Weighted average common shares outstanding	19,381,124	18,998,975	19,350,292	18,969,759

Per basic and diluted common share:
Basic and diluted net loss per share	$(0.81)	$(0.73)	$(1.71)	$(1.57)

Note 5 – Restructuring Charges

In the second quarter of 2004, the Company recognized a $526,000 restructuring charge related to voluntary and involuntary employee terminations at our Buffalo, New York television station. This charge included severance and earned vacation, payroll taxes and health insurance costs.  In addition, we anticipate that there will be additional staff reductions at this station and estimate that the restructuring charge will approximate $100,000 in the third quarter of 2004.

At June 30, 2004, the restructuring charge was included in “other accrued liabilities” on the consolidated Balance Sheets and the expense was included in “station operating expenses” on the consolidated Statement of Operations. These costs were recognized in accordance with the provisions of Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

The following is a reconciliation of the aggregate liability recorded for restructuring charges as of June 30, 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Beginning balance	$—	$—	$—	$—
Expense recognized	526,000	—	526,000	—
Payments made	—	—	—	—

Ending balance	$526,000	$—	$526,000	$—

The liability for the restructuring charges will be paid in accordance with the provisions of the severance agreements and payments are expected to be completed within one year.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the unaudited consolidated financial statements and notes thereto in this Quarterly Report and the audited financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-K for the year ended December 31, 2003.

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

Upon adoption of Statement of Financial Accounting Standards No. 142 on January 1, 2002, we considered the value of the network affiliation agreements as indefinite-lived and were not amortizing the intangible assets. In light of stated positions by the Securities and Exchange Commission regarding amortization of network affiliation agreements, we have changed our accounting policy as of December 31, 2003 to amortize these assets retroactive to January 1, 2002 using a 25-year useful life.  As a result, we restated our earnings for the three and six months ended June 30, 2003, and recorded additional amortization expense of $745,000 and $1,490,000, respectively.

We believe that inflation has not had a material impact on our results of operations for the three and six months ended June 30, 2004.  However, there can be no assurance that future inflation would not have an adverse impact on our operating results and financial condition.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2004 and 2003

Consolidated

Net revenue for our eight-station group increased $696,000 or 2% to $29,163,000 for the three months ended June 30, 2004, from $28,467,000 for the three months ended June 30, 2003.  The increase was primarily due to increases in political advertising revenue and non-political local revenue of $538,000 and $432,000, respectively. We generated approximately $690,000 of net political revenue, which represented approximately 2% of total net revenues. The non-political local revenue increase was primarily due to the growth in the automotive, instructional schools and financial services categories. Non-political national revenue declined 4.5% or $663,000 due primarily to declines in the automotive, telecommunications and movie categories at our WB affiliates offset, in part, by increases in non-political national revenue at our Big Three affiliates.

Station operating expenses decreased $717,000 or 3% to $22,312,000 for the three months ended June 30, 2004 from $23,029,000 for the three months ended June 30, 2003.  Lower film amortization expense resulting from write-downs in 2003 and 2002 of certain film contract rights at our WB affiliates, was offset, in part, by higher healthcare costs, compensation increases, the restructuring charge at WKBW and increases in power and rent resulting from the launch of digital broadcasting.  Film contract rights are lower due to the expiration of certain programs and the write down of certain film contract rights to net realizable value in 2003.

Big Three Affiliates

Net revenue at our Big Three affiliates increased $828,000 or 4% to $20,220,000 from $19,392,000 primarily due to increases in political advertising and non-political national revenues of $514,000 and $471,000, respectively. The non-political national revenue increase was primarily due to the growth in the paid programming, telecommunication and food store categories. These increases were partially offset by decreases of $54,000 or 0.4% in non-political local revenue. The Big Three affiliates contributed 69% to net revenue during the quarter.

Station operating expenses at our Big Three affiliates increased $759,000 or 6% to $13,903,000 from $13,144,000 due primarily to higher healthcare costs, compensation increases, higher sales expense, the restructuring charge at WKBW and increased power costs resulting from the onset of digital broadcasting.

WB Affiliates

Net revenue at our WB affiliates decreased $132,000 or 2% to $8,943,000 from $9,075,000 due primarily to decreases in non-political national revenues of 19%, offset by healthy non-political local growth of 9%.  The non-political national revenue decreases were primarily due to declines in the automotive, telecommunications and movie categories.  The WB affiliates do not generate meaningful political revenue, as they do not broadcast local news.  The WB affiliates contributed 31% to net revenue during the quarter.

Station operating expenses at our WB affiliates decreased $1,476,000 or 15% to $8,409,000 from $9,885,000 primarily due to write-downs in 2003 and 2002 of certain film contract rights to net realizable value, as well as the expiration of certain programs.

Consolidated

Amortization expense decreased $1,232,000 or 40% during the three months ended June 30, 2004 compared to the same period a year earlier. The decrease was primarily due to the completion of amortization of a covenant not to compete as of July 2003.  Depreciation expense increased $171,000 or 11% during the three months ended June 30, 2004 compared to the same period a year earlier.  The increase was primarily due to increased capital expenditures in 2003 related to the conversion to digital broadcasting.

Corporate expense totaled $3,477,000; an increase of $805,000 or 30% compared to $2,672,000 for the three months ended June 30, 2003. The increase reflects $524,000 of expense associated with a performance award granted to certain officers of the Company during 2003 that will be used primarily to repay certain officers outstanding loans to us on January 25, 2006.  The performance award expense for the year ended December 31, 2004 is expected to be $2,096,000.  The remaining increase of $281,000 is due to increased professional fees and directors’ and officers’ liability insurance.  Non-cash compensation expense decreased $33,000 or 20% due to a reduction in stock awards granted to certain executives.

Interest expense totaled $9,872,000; an increase of $2,184,000 or 28% compared to $7,688,000 for the three months ended June 30, 2003.  The increase was primarily due to higher debt balances on our outstanding senior secured notes.  Interest income totaled $284,000; an increase of $107,000, or 61% compared to the three months ended June 30, 2003 primarily due to the increased average cash balance invested for the three months ended June 30, 2004 as compared to the same period in 2003. Non-cash interest expense totaled $1,134,000, a decrease of $70,000 or 6% primarily due to imputed interest on our obligation to the WB network under the affiliation agreements, offset in part by reduced amortization of deferred financing fees.

We recorded as an expense the accrual of dividends on our 12 3/4% Cumulative Exchangeable Preferred Stock totaling $6,387,000 during the three months ended June 30, 2004 as required by Statement of Financial Accounting Standards No.150. For the quarter ended June 30, 2003, dividends on the Preferred Stock were treated as a reduction of stockholders’ equity.

During the three months ended June 30, 2004, we recorded a deferred tax benefit of $2,194,000, compared to a current tax benefit of $3,549,000 for the three months ended June 30, 2003.  The change in the tax benefit is primarily due to the Company providing for a valuation allowance against net operating loss carry forwards, which may not be utilized in future periods.

Six Months Ended June 30, 2004 and 2003

Consolidated

Net revenue for our eight-station group increased $2,039,000 or 4% to $55,164,000 for the six months ended June 30, 2004, from $53,125,000 for the six months ended June 30, 2003.  The increase was due primarily to increased political advertising revenue and non-political local revenue of $1,617,000 and $649,000, respectively.  We generated approximately $1,768,000 of net political revenue, which represented approximately 3% of total net revenues. The non-political local revenue increase was primarily due to the growth in the instructional schools and financial services categories. Non-political national revenue declined 3.6% or $976,000 due primarily to declines in the paid programming and movie categories at our WB affiliates offset, in part, by increases in non-political national revenue at our Big Three affiliates.

Station operating expenses decreased $1,732,000 or 4% to $43,403,000 for the six months ended June 30, 2004 from $45,135,000 for the six months ended June 30, 2003. Lower film amortization expense resulting from write-downs in 2003 and 2002 of certain film contract rights at our WB affiliates and the reduction in the allowance for doubtful accounts, was offset, in part, by higher healthcare costs, compensation increases, the restructuring charge at WKBW and increases in power and rent resulting from the launch of digital broadcasting.  Film contract rights are lower due to the expiration of certain programs and the write down of certain film contract rights to net realizable value in 2003.

Big Three Affiliates

Net revenue at our Big Three affiliates increased $1,967,000 or 6% to $37,893,000 from $35,926,000 primarily due to increases in political advertising and non-political national revenues of $1,582,000 and $745,000, respectively.  The non-political national revenue increase was primarily due to the growth in the paid programming and telecommunications categories. These increases were partially offset by decreases in non-political local revenue of $345,000.  The non-political local revenue decrease was primarily due to the decline in the retail, food store and entertainment categories.  The Big Three affiliates contributed 69% to net revenue for the six months ended June 30, 2004.

Station operating expenses at our Big Three affiliates increased $1,432,000 or 6% to $27,420,000 from $25,988,000 due primarily to higher healthcare costs, compensation increases, higher sales expense, the restructuring charge at WKBW and increased power costs resulting from the onset of digital broadcasting.

WB Affiliates

Net revenue at our WB affiliates increased $72,000 or less than 1% to $17,271,000 from $17,199,000.  Non-political national revenue decreased 15.5% due primarily to declines in the paid programming and movie categories.  The WB affiliates do not generate meaningful political revenue, as they do not broadcast local news.  The WB affiliates contributed 31% to net revenue for the six months ended June 30, 2004.

Station operating expenses at our WB affiliates decreased $3,164,000 or 17% to $15,983,000 from $19,147,000 primarily due to write-downs in 2003 and 2002 of certain film contract rights to net realizable value, the expiration of certain programs and a reduction of the allowance for doubtful accounts.

Consolidated

Amortization expense decreased $2,465,000 or 40% during the six months ended June 30, 2004 compared to the same period a year earlier. The decrease was primarily due to the completion of amortization expense of a covenant not to compete in July 2003. Depreciation expense increased $402,000 or 13% during the six months ended June 30, 2004 compared to the same period a year earlier.  The increase was primarily due to increased capital expenditures in 2003 related to the conversion to digital broadcasting.

Corporate expense totaled $7,022,000; an increase of $1,530,000 or 28% compared to $5,493,000 for the six months ended June 30, 2003.  The increase reflects $1,049,000 of expense associated with a performance award granted to certain officers of the Company during 2003 that will be used primarily to repay certain officers outstanding loans to us on January 25, 2006.  The performance award expense for the year ended December 31, 2004 is expected to be $2,096,000.  The remaining increase of $481,000 is due to increased professional fees and directors’ and officers’ liability insurance.  Non-cash compensation expense decreased $116,000 or 21% due to a reduction in stock awards granted to certain executives.

Interest expense totaled $19,745,000; an increase of $4,430,000 or 29% compared to $15,315,000 for the six months ended June 30, 2003.  The increase was primarily due to higher debt balances on our outstanding senior secured notes.  Interest income totaled $517,000; an increase of $125,000, or 32% compared to the six months ended June 30, 2003 primarily due to the increased average cash balance invested for the six months ended June 30, 2004 as compared to the same period in 2003.

We recorded as an expense the accrual of dividends on our 12 3/4% Cumulative Exchangeable Preferred Stock totaling $12,774,000 during the six months ended June 30, 2004 as required by Statement of Financial Accounting Standards No.150. For the six months ended June 30, 2003, dividends on the Preferred Stock were treated as a reduction of stockholders’ equity.

During the six months ended June 30, 2004, we recorded a deferred tax benefit of $4,678,000, compared to a current tax benefit of $8,020,000 for the six months ended June 30, 2003. The change in the tax benefit is primarily due to the Company providing for a valuation allowance against net operating loss carry forwards, which may not be utilized in future periods.

Restructuring Charges

During the second quarter of 2004, we conducted an extensive review of the operating and cost structure at our Buffalo, New York station. As a result of this review, we have eliminated certain functional job positions through a combination of voluntary and involuntary employee terminations and reduced certain non-personnel related operating expenses. In connection with the elimination of the employment positions, we recognized a $526,000 restructuring charge as of June 30, 2004 related to severance and earned vacation, payroll taxes and health insurance costs. In addition, we anticipate that there will be additional staff reductions at this station and estimate that the restructuring charge will approximate $100,000 in the third quarter of 2004.

At June 30, 2004, the restructuring charge was included in “other accrued liabilities” on the consolidated Balance Sheets and the expense was included in “station operating expenses” on the consolidated Statement of Operations. These costs were recognized in accordance with the provisions of Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

The following is a reconciliation of the aggregate liability recorded for restructuring charges as of June 30, 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Beginning balance	$—	$—	$—	$—
Expense recognized	526,000	—	526,000	—
Payments made	—	—	—	—

Ending balance	$526,000	$—	$526,000	$—

The liability for the restructuring charges will be paid in accordance with the provisions of the severance agreements and payments are expected to be completed within one year.

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

We have established an investment policy for investing cash that is not immediately required for working capital purposes.  Our investment objectives are to preserve capital, maximize our return on investment and to ensure we have appropriate liquidity for our cash needs. The investments are considered to be available-for-sale as defined under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. As of June 30, 2004, we had approximately $73,468,000 of cash and cash equivalents and $8,384,000 of marketable securities. The marketable securities, which include direct obligations of the U.S. Government, domestic commercial paper and domestic certificates of deposits, have maturities of one year or less and have active markets to ensure portfolio liquidity.  During the second quarter of 2004, the Company received its $16,000,000 tax refund as anticipated. We believe that cash and cash equivalents together with the marketable securities and internally generated funds from operations will be sufficient to satisfy our cash requirements for our existing operations for the next twelve months.

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

Film payments at our WB affiliates for the three and six months ended June 30, 2004 totaled $4.8 million and $9.7 million, respectively, as compared to the three and six months ended June 30, 2003 totaling $5.2 million and $10.2 million, respectively. Film payments for the year ended December 31, 2004 will approximate $18.9 million.  Based on completed negotiations and current market conditions for the purchase of programming, we expect annual film payments at the WB affiliates to decline by approximately 50% by 2007.

Film payments at our Big Three affiliates for the three and six months ended June 30, 2004 and June 30, 2003 totaled $1.3 million and $2.6 million, respectively. Film payments for the year ended December 31, 2004 will approximate $5.4 million.  Based on completed negotiations and current market conditions for the purchase of programming, we expect annual film payments at the Big Three affiliates to decline by approximately 20% by 2007.

Net cash used in operating activities was $5,621,000 during the six months ended June 30, 2004 compared to $15,359,000 during the six months ended June 30, 2003.  The change from 2003 to 2004 was primarily due to the receipt of a $16,000,000 income tax refund, offset in part by increased payments of interest expense of $2,065,000 and changes in net assets.

Net cash used in investing activities was $10,953,000 during the six months ended June 30, 2004 compared to $8,025,000 during the six months ended June 30, 2003.  The change from 2003 to 2004 was primarily due to purchase of marketable securities, offset by a reduction in capital expenditures due to the completion of our conversion to digital technology.

Net cash used in financing activities was $171,000 during the six months ended June 30, 2004 compared to $645,000 during the six months ended June 30, 2003.  The change from 2003 to 2004 primarily resulted from a decrease in the payment of deferred financing fees.

Item 3.          Quantitative and Qualitative Disclosures about Market Risk

The interest rate on our outstanding Senior Secured Notes is fixed at 9.75%.  Consequently, our earnings will not be affected by changes in short-term interest rates.

Item 4.          Controls and Procedures

As of June 30, 2004, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of June 30, 2004. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II.  OTHER INFORMATION

Item 4.          Submission of Matters to a Vote of Security Holders

None

Item 5.          Other Information

On June 17, 2004, the Company had an oral hearing before the Nasdaq Listing Qualifications Panel (the “Panel”) to discuss the continued listing of the Company’s Common Stock (Nonvoting) on the Nasdaq Small Cap Market.  On August 3, 2004, the Panel issued its decision to delist the Company’s Common Stock (Nonvoting) effective with the opening of business on August 5, 2004.  The Company’s Common Stock (Nonvoting) began trading on the Over the Counter Bulletin Board on August 5, 2004.

Item 6.          Exhibits and Reports on Form 8-K

a. Exhibits

31.1                           Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. §7241)

31.2                           Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. §7241)

32                                    Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350)

b. Reports on Form 8-K

Current Report on Form 8-K filed April 27, 2004, disclosing the release of our earnings for the first quarter ended March 31, 2004.

Current Report on Form 8-K filed May 7, 2004, disclosing the Company received a letter from NASDAQ stating that its nonvoting common stock (“Common Stock”) did not comply with the $35 million market capitalization requirement for continued listing on the Nasdaq SmallCap Market (Marketplace Rule 43210(c)(2)(B)(ii)).

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANITE BROADCASTING CORPORATION
Registrant

Date:	August 11, 2004	/s/	W. DON CORNWELL
(W. Don Cornwell)
Chief Executive Officer

Date:	August 11, 2004	/s/	LAWRENCE I. WILLS
(Lawrence I. Wills)
Senior Vice President – Chief Administrative Officer
(Principal Accounting Officer)