Form 10-Q
period 2004-09-30
GRANITE BROADCASTING CORP
filed 2004-11-10
CIK 839621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒   No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the act).  Yes   ☐   No   ☒s

(APPLICABLE ONLY TO CORPORATE ISSUERS:)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Voting Common Stock, par value $.01 per share - 178,500 shares outstanding at October 31, 2004; Common Stock (Nonvoting), par value $.01 per share – 19,203,674 shares outstanding at October 31, 2004.

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

Our network affiliation agreement with The Warner Bros. Network at WDWB-TV, serving the Detroit, Michigan market was renewed for a three-year period commencing June 1, 2004.

Other matters set forth in this report, as well as risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission may also cause actual results in the future to differ materially from those described in the forward-looking statements.  We undertake no obligation to update and revise any forward-looking statements, whether as a result of new information, future events or otherwise.  In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

GRANITE BROADCASTING CORPORATION

CONSOLIDATED BALANCE SHEETS

		September 30, 2004	December 31, 2003
		(Unaudited)
	Assets

	Current assets:
	Cash and cash equivalents	$76,211,554	$90,213,995
	Marketable securities, at fair value	6,686,760	—
	Accounts receivable, less allowance for doubtful accounts ($1,013,295 at September 30, 2004 and $1,319,238 at December 31, 2003)	18,550,000	21,464,965
	Film contract rights	13,094,021	15,299,993
	Income tax receivable	—	16,326,799
	Other current assets	5,590,404	5,795,794
	Total current assets	120,132,739	149,101,546

	Property and equipment, net	47,153,819	48,449,586
	Film contract rights	4,681,751	8,446,229
	Other non current assets	8,732,797	7,891,335
	Deferred financing fees, less accumulated amortization ($1,499,199 at September 30, 2004 and $50,902 at December 31, 2003)	12,151,538	13,373,623
	Goodwill, net	63,123,440	63,123,440
	Broadcast licenses, net	127,331,829	127,331,829
	Network affiliations, net	80,733,060	86,379,757
	Total assets	$464,040,973	$504,097,345

	Liabilities and stockholders’ deficit

	Current liabilities:
	Accounts payable	$1,328,965	$2,903,728
	Accrued interest	13,162,500	987,187
	Other accrued liabilities	6,130,427	7,039,091
	Film contract rights payable	26,907,053	27,314,160
	Other current liabilities	2,537,821	2,951,001
	Total current liabilities	50,066,766	41,195,167

	Long-term debt	400,615,123	400,086,598
	Film contract rights payable	18,333,299	24,616,575
	Deferred tax liability	21,453,281	31,277,708
	Redeemable preferred stock	198,747,043	198,480,586
	Accrued dividends on redeemable preferred stock	63,869,612	44,708,729
	Other non current liabilities	13,005,648	13,163,788

	Stockholders’ deficit:
	Common stock: 41,000,000 shares authorized consisting of 1,000,000 shares of Class A Common Stock, $.01 par value, and 40,000,000 shares of Common Stock (Nonvoting), $.01 par value; 178,500 shares of Class A Common Stock and 19,202,624 shares of Common Stock (Nonvoting) (18,834,179 shares at December 31, 2003) issued and outstanding at September 30, 2004	193,811	190,126
	Additional paid-in capital	324,962	—
	Accumulated other comprehensive loss	(26,134)	—
	Accumulated deficit	(301,236,514)	(248,118,609)
Less:	Unearned compensation	(430,249)	(627,648)
	Treasury stock, at cost	(875,675)	(875,675)
	Total stockholders’ deficit	(302,049,799)	(249,431,806)
	Total liabilities and stockholders’ deficit	$464,040,973	$504,097,345

See accompanying notes.

GRANITE BROADCASTING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
		(Restated)		(Restated)

Net revenues	$27,045,885	$25,719,558	$82,209,633	$78,844,209

Station operating expenses	25,126,628	22,012,692	68,529,881	67,147,196
Depreciation expense	1,710,093	1,594,277	5,196,942	4,678,752
Amortization of intangible assets	2,126,841	1,864,690	5,891,306	8,094,074
Corporate expense	2,736,505	2,646,186	8,710,355	8,138,691
Performance award expense	1,911,887	—	2,960,429	—
Corporate separation agreement expense	1,250,842	—	1,250,842	—
Non-cash compensation expense(1)	109,757	170,454	544,759	720,978

Operating loss	(7,926,668)	(2,568,741)	(10,874,881)	(9,935,482)

Other expenses (income):
Interest expense	9,872,368	7,718,935	29,617,422	23,034,087
Interest income	(349,410)	(136,413)	(865,949)	(527,531)
Non-cash interest expense	1,075,127	1,296,233	3,355,424	3,571,394
Non-cash preferred stock dividend	6,386,961	6,386,961	19,160,883	6,386,961
Other	50,019	112,648	612,171	372,897

Loss before income taxes	(24,961,733)	(17,947,105)	(62,754,832)	(42,773,290)

Benefit for income taxes	(4,959,263)	(3,035,046)	(9,636,927)	(11,055,379)

Net loss	$(20,002,470)	$(14,912,059)	$(53,117,905)	$(31,717,911)

Net loss attributable to common shareholders	$(20,002,470)	$(14,912,059)	$(53,117,905)	$(44,669,469)

Basic and diluted net loss per share	$(1.03)	$(0.78)	$(2.74)	$(2.35)

Weighted average common shares outstanding	19,381,124	19,011,870	19,360,569	18,983,799

(1) Allocation of non-cash compensation expense to other operating expenses:

Corporate expense	$86,087	$134,245	$468,247	$623,684
Station operating expenses	23,670	36,209	76,512	97,294
Non-cash compensation expense	$109,757	$170,454	$544,759	$720,978

See accompanying notes.

GRANITE BROADCASTING CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Class A Common Stock	Common Stock (Nonvoting)	Additional Paid-in Capital	Other Comprehensive Loss	Accumulated Deficit	Unearned Compensation	Treasury Stock	Total Stockholders’ Deficit

Balance at December 31, 2003	$1,785	$188,341	$—	$—	$(248,118,609)	$(627,648)	$(875,675)	$(249,431,806)
Issuance of Common Stock (Nonvoting)		3,685	(3,685)					—
Stock expense related to stock plans			205,957			157,066		363,023
Grant of stock award under stock plans			122,690			(122,690)		—
Discount on loans to officers						163,023		163,023
Net loss					(53,117,905)			(53,117,905)
Unrealized loss on investment				(26,134)				(26,134)
Comprehensive loss								(53,144,039)

Balance at September 30, 2004	$1,785	$192,026	$324,962	$(26,134)	$(301,236,514)	$(430,249)	$(875,675)	$(302,049,799)

See accompanying notes.

GRANITE BROADCASTING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
		(Restated)
Cash flows from operating activities:
Net loss	$(53,117,905)	$(31,717,911)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	5,891,306	8,094,074
Depreciation	5,196,942	4,678,752
Performance award expense	2,960,429	—
Non-cash compensation expense	544,759	720,978
Non-cash interest expense	3,355,424	3,571,394
Non-cash preferred stock dividend	19,160,883	6,386,961
Deferred tax benefit	(9,636,927)	—
Change in assets and liabilities:
Decrease in accounts receivable	2,914,965	3,878,535
Increase in accrued liabilities	11,266,649	4,214,624
Decrease in accounts payable	(1,574,763)	(1,361,944)
WB affiliation payment	(2,319,246)	(1,688,389)
Decrease (increase) in income tax receivable	16,326,799	(13,319,775)
Decrease in film contract rights and other assets	2,383,268	2,160,658
Decrease in film contract rights payable and other liabilities	(6,806,696)	(4,536,262)
Net cash used in operating activities	(3,454,113)	(18,918,305)

Cash flows from investing activities:
Investments in marketable securities and other investments	(6,593,327)	—
Capital expenditures	(3,728,789)	(10,281,237)
Net cash used in investing activities	(10,322,116)	(10,281,237)

Cash flows from financing activities:
Payment of deferred financing fees	(226,212)	(647,146)
Repurchase of common stock	—	(23,751)
Exercise of stock options	—	26,250
Net cash used in financing activities	(226,212)	(644,647)

Net decrease in cash and cash equivalents	(14,002,441)	(29,844,189)
Cash and cash equivalents, beginning of period	90,213,995	54,319,597
Cash and cash equivalents, end of period	$76,211,554	$24,475,408

Supplemental information:
Cash paid for interest	$17,440,313	$18,280,009
Cash paid for income taxes	163,320	137,914
Non-cash capital expenditures	172,386	79,153
Cumulative exchangeable preferred stock dividend	—	12,773,922

See accompanying notes.

GRANITE BROADCASTING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 - Basis of Presentation and Accounting Policies

The accompanying unaudited consolidated financial statements include the accounts of Granite Broadcasting Corporation and its subsidiaries (the “Company”), and have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  Operating results for the three and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.  For further information, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2003, which were included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.  All significant inter-company accounts and transactions have been eliminated. In the second quarter of 2004, the Company adjusted its Goodwill and Deferred Tax Liability balances by approximately $14,926,000 to appropriately reflect the tax basis of certain assets acquired in prior years’ acquisitions. These adjustments have been reflected in the September 30, 2004 and December 31, 2003 Balance Sheets disclosed herein. This adjustment had no effect on the Company’s previously reported Statement of Operations or Cash Flows. Data at, and for the year ended, December 31, 2003 are derived from the Company’s audited consolidated financial statements.  In the opinion of management, all adjustments of a normal recurring nature, which are necessary for a fair presentation of the results for the interim periods, have been made.

Restatement of Financial Statements

Upon the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement 142”), the Company considered the value of its network affiliation agreements as indefinite lived assets that should not be subject to amortization.  In light of stated positions by the Securities and Exchange Commission regarding amortization of network affiliation agreements, the Company has changed its accounting policy as of December 31, 2003 to amortize these assets retroactive to January 1, 2002 using a 25-year useful life.  As a result, the financial results for the three and nine months ended September 30, 2003 have been restated.  The total impact of the adjustment was an increase in amortization expense for the three and nine months ended September 30, 2003 of $744,839 and $2,234,517, respectively, with a corresponding adjustment to loss before income taxes and net loss for the three and nine months ended September 30, 2003 of $484,145 and $1,452,435, respectively.  Basic and diluted net loss per share increased by $0.02 and $0.07 for the three and nine months ended September 30, 2003, respectively.

Cash Equivalents and Investments in Marketable Securities

All highly liquid investments purchased with an original maturity of ninety days or less are considered cash equivalents. The marketable securities are classified as available-for-sale in accordance with the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities.  These securities are carried at fair market value based on current market quotes. Unrealized gains and losses are reported in stockholders’ equity as a separate component of other comprehensive income /  (loss) until realized.  Gains and losses on securities sold are based on the specific identification method. The Company does not hold these securities for speculative or trading purposes. For the nine months ended September 30, 2004, the Company’s unrealized holding losses totaled approximately $26,000.  For the three and nine months ended September 30, 2004, the Company recorded realized gain of approximately $87,000 and $27,000, respectively.

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

The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, to stock-based compensation for the three and nine months ended September 30, 2004 and 2003 which may not be representative of the impact in future years.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
		(Restated)		(Restated)
Net loss attributable to common shareholders, as reported	$(20,002,470)	$(14,912,059)	$(53,117,905)	$(44,669,469)
Add: pro forma compensation expense	(332,730)	(349,587)	(1,048,168)	(1,039,161)
Less: compensation expense, as reported	11,167	12,000	35,167	36,000
Pro forma net loss attributable to common shareholders	$(20,324,033)	$(15,249,646)	$(54,130,906)	$(45,672,630)

Basic and diluted net loss per share, as reported	$(1.03)	$(0.78)	$(2.74)	$(2.35)
Pro forma compensation expense	(0.02)	(0.02)	(0.05)	(0.05)
Pro forma basic and diluted net loss per share	$(1.05)	$(0.80)	$(2.79)	$(2.40)

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

Note 2 – Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“Statement 150”).  Statement 150 establishes standards for classifying and measuring as liabilities certain financial instruments that have characteristics of both liabilities and equity.  The provisions of Statement 150 were effective beginning with the first interim period after June 15, 2003.  The Company adopted Statement 150 during the three months ended September 30, 2003.  The Company’s 12 3/4% Cumulative Exchangeable Preferred Stock (the “Preferred Stock”) has been reclassified on the Company’s consolidated balance sheet as a long-term liability and the accrual of dividends of $6,387,000 for the three months ended September 30, 2004 and 2003, respectively and $19,161,000 for the nine months ended September 30, 2004 has been recorded as a charge to expense on the consolidated statement of operations.  During the six months ended June 30, 2003, dividends on the Preferred Stock were treated as a reduction of stockholders’ equity.

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

All of the above transactions are contingent upon approval by the Federal Communications Commission or (FCC) and satisfaction of other customary closing conditions. In May 2004 a petition to deny Malara Broadcasting’s FCC application to acquire KDLH-TV was filed with the FCC.  Malara Broadcasting filed an opposition to the petition in June 2004, and the petitioning party filed its reply to that opposition.  There were no opposition petitions filed regarding either the WPTA-TV application or the WISE-TV application and the time for public comment on all of the foregoing FCC applications has expired. The Company and Malara Broadcasting believe that the KDLH petition is without merit and anticipate that the FCC will approve all of the above transactions; however, the Company can provide no assurances in this regard.

Note 4 – Per Share Calculations

The per-share calculations shown on the income statement for the three and nine months ended September 30, 2004 and 2003 are computed in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share.  The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
		(Restated)		(Restated)
Net loss	$(20,002,470)	$(14,912,059)	$(53,117,905)	$(31,717,911)

LESS:
Cumulative exchangeable preferred stock dividends	—	—	—	12,773,922
Accretion on exchangeable preferred stock	—	—	—	177,636

Net loss attributable to common shareholders	$(20,002,470)	$(14,912,059)	$(53,117,905)	$(44,669,469)

Weighted average common shares outstanding	19,381,124	19,011,870	19,360,569	18,983,799

Per basic and diluted common share:
Basic and diluted net loss per share	$(1.03)	$(0.78)	$(2.74)	$(2.35)

For the three and nine months ended September 30, 2004 and 2003, conversion of the common equivalent shares relating to outstanding stock options is not assumed, since the results would have been antidilutive.

Note 5 – Related Parties

On September 21, 2004, the Company and Stuart J. Beck, President and Secretary, mutually agreed upon Mr. Beck’s resignation from the company in connection with his appointment as Ambassador/Permanent Representative of the Republic of Palau to the United Nations.  Mr. Beck will remain on the Company’s Board of Directors. Pursuant to his Separation Agreement, as approved by the Company’s Board of Directors, the Company will pay Mr. Beck severance totaling $1,008,000 in equal installments over the next eighteen months.  In addition, Mr. Beck will be eligible for a pro-rated bonus for 2004 as determined by the Board of Directors based upon achievements of certain financial targets for 2004.

In February 2003, the Board of Directors approved an incentive award (the “Performance Award”) of $3,286,065 to Mr. Beck to be paid, subject to vesting terms, only upon the occurrence of the refinancing, with a maturity of at least two years, of the then outstanding senior debt of the Company.  On December 22, 2003, the Company issued $405 million aggregate principal amount of 9 3/4% Senior Secured Notes, which satisfied the performance objective of the Performance Award.  Under the terms of the Performance Award, a portion of Mr. Beck’s award will be used to repay in full his outstanding loan from us of $221,200 due January 25, 2006, and the remaining amount will be paid, at the discretion of the Board of Directors, in the form of cash or shares of our Common Stock (Nonvoting).  Mr. Beck had irrevocably elected to defer all payments otherwise due until January 25, 2006 and thereafter all payments but $221,200 until the first to occur of January 31, 2011, a change of control of our company or the termination of his employment.  Mr. Beck’s award vests evenly over three years from the refinancing date, and the amount of any Common Stock (Nonvoting) to be received will be valued on the date of payment.  If at any time Mr. Beck was no longer employed by the Company, any unvested portion of the performance award was to be forfeited at such time.

On September 21, 2004, the Company and Stuart J. Beck amended the Performance Award and deferral of such payments pursuant to the Separation Agreement.  Under the amended terms of the Performance Award, Mr. Beck’s Performance Award fully vested as of his separation date and payment of $221,200 was made on September 30, 2004 to repay his outstanding promissory note to the Company.  The remaining vested award of $3,065,000 is payable in cash on December 22, 2006.

On September 21, 2004, pursuant to the Separation Agreement the Company modified the terms of Mr. Beck’s outstanding stock option awards.  Under the original provisions of the stock option awards, when an employee separates from the Company for reasons other than (i) death or disability or (ii) the occurrence of a Change of Control, any unvested options would be forfeited and the employee would have thirty days from the date of separation to exercise any vested portion of the stock option award.  Under the modified terms pursuant to the Separation Agreement, Mr. Beck will continue to vest and have exercise rights in his outstanding stock option awards as of September 21, 2004 until the earlier of (A) the later of January 2, 2007 and 30 days after the last day of Mr. Beck’s continuous service on the Company’s Board of Directors and (B) the fixed date on which each stock option award was initially set to expire.

Pursuant to the Separation Agreement dated September 21, 2004, Mr. Beck will exchange his 80,250 shares of the

Company’s Class A Voting Common Stock, par value $0.01 per share, for 80,250 shares of the Company’s Class B Non-Voting Common Stock, par value $0.01 per share.

As of September 30, 2004, the Company recorded one-time expenses for the separation benefits and acceleration of the remaining portion of the Performance Award of approximately $1,135,000 and $1,450,000, respectively.

Note 6 – Restructuring and Severance Charges

During the third quarter of 2004, the Company recognized a $1,346,000 restructuring charge related to employee separations at both our corporate office and our Buffalo, New York television station.  Of the total $1,346,000, approximately $1,251,000 relates to the separation costs, which include severance, earned vacation, pro-rated bonus, payroll taxes and health insurance costs associated with the separation of Stuart J. Beck and administrative support staff at our corporate office and will be paid out over the next eighteen months.  The remaining $95,000 restructuring charge is a result of our ongoing extensive review of the operating and cost structure at our Buffalo, New York television stations, which commenced during the second quarter of 2004 and resulted in a restructuring charge of $526,000 at that time. These charges included severance and earned vacation, payroll taxes and health insurance costs.

At September 30, 2004, the restructuring charges were included in “other accrued liabilities” on the consolidated Balance Sheets and the related expense for the charge at the Buffalo, New York television station are included in “station operating expenses” and the related expense for the corporate charges are included in “corporate separation agreement expenses” on the consolidated Statement of Operations.  These costs were recognized in accordance with the provisions of Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

The following is a reconciliation of the aggregate liability recorded for restructuring charges as of September 30, 2004:

	Three Months Ended September 30, 2004
	June 30, 2004	Provision	Payments	September 30, 2004

Buffalo, New York	$525,803	$94,822	$229,058	$391,567
Corporate	—	1,250,842	—	1,250,842

Total	$525,803	$1,345,664	$229,058	$1,642,409

	Nine Months Ended September 30, 2004
	December 31, 2003	Provision	Payments	September 30, 2004

Buffalo, New York	$—	$620,625	$229,058	$391,567
Corporate	—	1,250,842	—	1,250,842

Total	$—	$1,871,467	$229,058	$1,642,409

The liability for the restructuring charges will be paid in accordance with the provisions of the severance agreements and payments are expected to be completed within eighteen months.

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

Upon adoption of Statement of Financial Accounting Standards No. 142 on January 1, 2002, we considered the value of the network affiliation agreements as indefinite-lived and were not amortizing the intangible assets. In light of stated positions by the Securities and Exchange Commission regarding amortization of network affiliation agreements, we have changed our accounting policy as of December 31, 2003 to amortize these assets retroactive to January 1, 2002 using a 25-year useful life.  As a result, we restated our earnings for the three and nine months ended September 30, 2003, and recorded additional amortization expense of $745,000 and $2,235,000, respectively.

We believe that inflation has not had a material impact on our results of operations for the three and nine months ended September 30, 2004.  However, there can be no assurance that future inflation would not have an adverse impact on our operating results and financial condition.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2004 and 2003

Consolidated

Set forth below are significant factors that contributed to our operating results for the three months ended September 30, 2004 and 2003, respectively.

	Three Months Ended September 30,
	2004	2003	% Change

Local/Regional	$15,689,000	$15,370,000	2%
National	12,823,000	13,028,000	(2)%
Network Compensation	741,000	808,000	(8)%
Political	1,642,000	504,000	226%
Other	998,000	1,092,000	(9)%
Gross Revenue	31,893,000	30,802,000	4%
Agency Commissions	4,847,000	5,082,000	(5)%
Net Revenue	$27,046,000	$25,720,000	5%

Net Revenues consist primarily of local, national and political airtime sales, net of sales adjustments and agency commissions. Additional, but less significant, amounts are generated from network compensation, internet revenues, barter/trade revenues, production revenues and other revenues.

Net revenue for our eight-station group increased $1,326,000 or 5% to $27,046,000 for the three months ended September 30, 2004, from $25,720,000 for the three months ended September 30, 2003.  The increase was primarily due to increases in political advertising revenue and non-political local revenue of $1,138,000 and $319,000, respectively. We generated approximately $1,395,000 of net political revenue, after agency commissions of approximately $247,000, which represented approximately 5% of total net revenues. The non-political local revenue increase was primarily due to the growth in the instructional schools, financial services, furniture and movie categories. Non-political national revenue declined 2% or $205,000 due primarily to declines in the movie, utilities, financial services and health care categories.

Station operating expenses increased $3,114,000 or 14% to $25,127,000 for the three months ended September 30, 2004 from $22,013,000 for the three months ended September 30, 2003. The increase was primarily due to higher film amortization expense resulting from write-downs in 2004 of certain film contract rights at our WB affiliates, increases in healthcare costs, the restructuring charge at Buffalo, New York and employee relocation expenses.

Big Three Affiliates

Net revenue at our Big Three affiliates increased $1,929,000 or 11% to $19,437,000 from $17,508,000 primarily due to increases in political advertising, non-political national revenues and non-political local revenues of $1,116,000, $314,000 and $683,000, respectively.  The non-political national revenue increase was primarily due to the growth in the automotive, paid programming and fast food restaurants categories. The non-political local revenue increase was primarily due to the growth in the furniture, home stores and financial services categories. These increases were partially offset by decreases of $68,000 or 8% in network compensation.  The Big Three affiliates contributed 72% to net revenue during the quarter.

Station operating expenses at our Big Three affiliates increased $730,000 or 5% to $14,174,000 from $13,444,000 due primarily to increased healthcare costs, sales promotion expenses, the restructuring charge at Buffalo, New York and employee relocation expenses.  We anticipate realizing savings in future periods as a result of reduced personnel in connection with our restructuring charge at Buffalo, New York.

WB Affiliates

Net revenue at our WB affiliates decreased $603,000 or 7% to $7,608,000 from $8,211,000 due primarily to decreases in non-political national revenues of 11% and non-political local revenues of 7%.  The non-political national revenue decreases were primarily due to declines in the automotive and movie categories.  The non-political local revenue decreases were primarily due to declines in the automotive, fast food restaurants and insurance categories. The WB affiliates do not generate meaningful political revenue, as they do not broadcast local news.  The WB affiliates contributed 28% to net revenue during the quarter.

Station operating expenses at our WB affiliates increased $2,384,000 or 28% to $10,953,000 from $8,569,000 primarily due to higher film amortization expense resulting from write-downs taken in 2004 of certain film contract rights as compared to the same period in 2003.

Consolidated

Amortization expense increased $262,000 or 14% during the three months ended September 30, 2004 compared to the same period a year earlier. This was primarily due to the increase in amortization expense relating to the extension of our WB Network affiliation agreement at our San Francisco station in October 2003.  Depreciation expense increased $116,000 or 7% during the three months ended September 30, 2004 compared to the same period a year earlier.  The increase was primarily due as a result of increased capital expenditures related to the conversion to digital broadcasting.

Corporate expense totaled $2,736,000; an increase of $90,000 or 3% compared to $2,646,000 for the three months ended September 30, 2003. The increase was primarily due to increased healthcare costs.  The performance award expense for the three months ended September 30, 2004 totaled $1,912,000.  This was primarily due to the separation of a company executive for which the unvested portion of the executive’s performance award expense was accelerated during the third quarter of 2004 pursuant to a Separation Agreement dated September 21, 2004.  The corporate separation agreement expense for the three months ended September 30, 2004 totaled $1,251,000. This is primarily due to the separation of a company executive and pursuant to the Separation Agreement dated September 21, 2004, which awarded payment of severance, pro-rated bonus and certain benefits over the next eighteen months.  We anticipate realizing significant savings in future periods resulting from the separation of certain executives that will not be replaced in the future.  Non-cash compensation expense decreased $61,000 or 36% primarily due to the forfeitures of stock awards granted certain personnel in prior years who are no longer employed by us as of September 30, 2004.

Interest expense totaled $9,872,000; an increase of $2,153,000 or 28% compared to $7,719,000 for the three months ended September 30, 2003.  The increase was primarily due to higher debt balances on our outstanding senior secured notes.  Interest income totaled $349,000; an increase of $213,000, or 156% compared to the three months ended September 30, 2003 primarily due to the increased average cash balance invested during the three months ended September 30, 2004 as compared to the same period in 2003. Non-cash interest expense totaled $1,075,000; a decrease of $221,000 or 17% compared to $1,296,000 for the three months ended September 30, 2003.  The decrease was primarily due to reduced amortization of deferred financing fees, offset in part by higher imputed interest on our obligation to the WB network under the affiliation agreements.

We recorded as an expense the accrual of dividends on our 12 3/4% Cumulative Exchangeable Preferred Stock totaling $6,387,000 during the three months ended September 30, 2004 and 2003, respectively as required by Statement of Financial Accounting Standards No.150.

During the three months ended September 30, 2004, we recorded a deferred tax benefit of $4,959,000, compared to a current tax benefit of $3,035,000 for the three months ended September 30, 2003.  The lower effective tax benefit rate is primarily due our providing in 2004 for a valuation allowance against net operating loss carry forwards, which may not be utilized in future periods.

Nine Months Ended September 30, 2004 and 2003

Consolidated

Set forth below are significant factors that contributed to our operating results for the nine months ended September 30, 2004 and 2003, respectively.

	Nine Months Ended September 30,
	2004	2003	% Change

Local/Regional	$48,520,000	$47,552,000	2%
National	39,350,000	40,531,000	(3)%
Network Compensation	2,329,000	2,426,000	(4)%
Political	3,722,000	967,000	285%
Other	3,028,000	3,082,000	(2)%
Gross Revenue	96,949,000	94,558,000	3%
Agency Commissions	14,739,000	15,714,000	(6)%
Net Revenue	$82,210,000	$78,844,000	4%

Net Revenues consist primarily of local, national and political airtime sales, net of sales adjustments and agency commissions. Additional, but less significant, amounts are generated from network compensation, internet revenues, barter/trade revenues, production revenues and other revenues.

Net revenue for our eight-station group increased $3,366,000 or 4% to $82,210,000 for the nine months ended September 30, 2004, from $78,844,000 for the nine months ended September 30, 2003.  The increase was due primarily to increased political advertising revenue and non-political local revenue of $2,755,000 and $968,000, respectively.  We generated approximately $3,163,000 of net political revenue, after agency commissions of approximately $559,000, which represented approximately 4% of total net revenues. The non-political local revenue increase was primarily due to the growth in the instructional schools, financial services and home store categories. Non-political national revenue declined 3% or $1,181,000 due primarily to declines in the automotive and movie categories at our WB affiliates offset, in part, by increases in non-political national revenue at our Big Three affiliates.

Station operating expenses increased $1,383,000 or 2% to $68,530,000 for the nine months ended September 30, 2004 from $67,147,000 for the nine months ended September 30, 2003. The increase was primarily due to increases in healthcare costs, compensation expenses, the restructuring charge at Buffalo, New York, sales promotion expenses and employee relocation expenses.

Big Three Affiliates

Net revenue at our Big Three affiliates increased $3,896,000 or 7% to $57,330,000 from $53,434,000 primarily due to increases in political advertising, non-political national revenues and non-political local revenues of $2,697,000, $1,059,000 and $338,000, respectively.  The non-political national revenue increase was primarily due to the growth in the paid programming and fast food restaurants categories. The non-political local revenue increase was primarily due to the growth in the home stores and financial services categories. These increases were partially offset by decreases in network compensation of $97,000.  The Big Three affiliates contributed 70% to net revenue for the nine months ended September 30, 2004.

Station operating expenses at our Big Three affiliates increased $2,163,000 or 5% to $41,594,000 from $39,431,000 due primarily to increased healthcare costs, compensation expenses, sales promotion expense, the restructuring charge at Buffalo, New York and employee relocation expenses.  We anticipate realizing savings in future periods as a result of reduced personnel in connection with our restructuring charge at Buffalo, New York.

WB Affiliates

Net revenue at our WB affiliates decreased $530,000 or 2% to $24,880,000 from $25,410,000.  Non-political national revenue decreased 14% due primarily to declines in the automotive, paid programming and movie categories. These decreases were partially offset by increases in non-political local revenues of 4% due primarily to increases in the instructional school and health care categories. The WB affiliates do not generate meaningful political revenue, as they do not broadcast local news.  The WB affiliates contributed 30% to net revenue for the nine months ended September 30, 2004.

Station operating expenses at our WB affiliates decreased $780,000 or 3% to $26,936,000 from $27,716,000 primarily due to decreases in general and administrative expense, a decrease in the write-downs taken in 2004 as compared to 2003 of certain film contract rights and lower film amortization expense resulting from those write-downs taken in 2003.

Consolidated

Amortization expense decreased $2,203,000 or 27% during the nine months ended September 30, 2004 compared to the same period a year earlier.  The decrease was primarily due to the completion of amortization expense of a covenant not to compete in July 2003. Depreciation expense increased $518,000 or 11% during the nine months ended September 30, 2004 compared to the same period a year earlier.  The increase was primarily due as a result of increased capital expenditures in 2003 related to the conversion to digital broadcasting.

Corporate expense totaled $8,710,000; an increase of $571,000 or 7% compared to $8,139,000 for the nine months ended September 30, 2003.  The increase was primarily due to increased professional fees relating to Sarbanes-Oxley Section 404 compliance, healthcare costs and directors’ and officers’ liability insurance. The performance award expense for the nine months ended September 30, 2004 totaled $2,960,000.  This was primarily due to the separation of a company executive for which the unvested portion of the executive’s performance award expense was accelerated during the third quarter of 2004 pursuant to a Separation Agreement dated September 21, 2004. The corporate separation agreement expense for the nine months ended September 30, 2004 totaled $1,251,000.  This is primarily due to the separation of a company executive and pursuant to the Separation Agreement dated September 21, 2004, which awarded payment of severance, pro-rated bonus and certain benefits over the next eighteen months.  We anticipate realizing significant savings in future periods resulting from the separation of certain executives that will not be replaced in the future.  Non-cash compensation expense decreased $176,000 or 24% primarily due to the forfeitures of stock awards granted certain personnel in prior years who are no longer employed by us as of September 30, 2004.

Interest expense totaled $29,617,000; an increase of $6,583,000 or 29% compared to $23,034,000 for the nine months ended September 30, 2003.  The increase was primarily due to higher debt balances on our outstanding senior secured notes.  Interest income totaled $866,000; an increase of $338,000, or 64% compared to the nine months ended September 30, 2003 primarily due to the increased average cash balance invested during the nine months ended September 30, 2004 as compared to the same period in 2003.  Non-cash interest expense totaled $3,355,000; a decrease of $216,000 or 6% compared to $3,571,000 for the nine months ended September 30, 2003.  The decrease was primarily due to reduced amortization of deferred financing fees, offset in part by higher imputed interest on our obligation to the WB network under the affiliation agreements.

We recorded as an expense the accrual of dividends on our 12 3/4% Cumulative Exchangeable Preferred Stock totaling $19,161,000 for the nine months ended September 30, 2004 and totaling $6,387,000 for the three months ended September 30, 2003 as required by Statement of Financial Accounting Standards No.150.  For the six months ended June 30, 2003, dividends on the Preferred Stock were treated as a reduction of stockholders’ equity.

During the nine months ended September 30, 2004, we recorded a deferred tax benefit of $9,637,000, compared to a current tax benefit of $11,055,000 for the nine months ended September 30, 2003. The lower effective tax benefit rate is primarily due to our providing in 2004 for a valuation allowance against net operating loss carry forwards, which may not be utilized in future periods.

Restructuring and Severance Charges

During the third quarter of 2004, we recognized a $1,251,000 restructuring charge related to severance, pro-rated bonus, payroll taxes and health insurance costs at our corporate office in connection with the separation of executive personnel and administrative support staff and will be paid out over the next eighteen months.  These costs were primarily due as a result of a mutually agreed upon separation of our President and co-founder on September 21, 2004.

During the second quarter of 2004, we conducted an extensive review of the operating and cost structure at our Buffalo, New York station. As a result of this review, we have eliminated certain functional job positions through a combination of voluntary and involuntary employee terminations and reduced certain non-personnel related operating expenses. In connection with the elimination of the employment positions, we recognized a $526,000 restructuring charge as of June 30, 2004 related to severance and earned vacation, payroll taxes and health insurance costs.  In addition, during the third quarter of 2004, we recorded an additional $95,000 of restructuring charges as a result of our continued review of our Buffalo, New York station related to the severance and earned vacation, payroll taxes and health insurance costs as of September 30, 2004.

At September 30, 2004, the restructuring charges were included in “other accrued liabilities” on the consolidated Balance

Sheets and the related expense for the charges at the Buffalo, New York television station are included in “station operating expenses” and the related expense for the corporate charges are included in “corporate separation agreement expenses” on the consolidated Statement of Operations. These costs were recognized in accordance with the provisions of Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

The following is a reconciliation of the aggregate liability recorded for restructuring charges as of September 30, 2004:

	Three Months Ended September 30, 2004
	June 30, 2004	Provision	Payments	September 30, 2004

Buffalo, New York	$525,803	$94,822	$229,058	$391,567
Corporate	—	1,250,842	—	1,250,842

Total	$525,803	$1,345,664	$229,058	$1,642,409

	Nine Months Ended September 30, 2004
	December 31, 2003	Provision	Payments	September 30, 2004

Buffalo, New York	$—	$620,625	$229,058	$391,567
Corporate	—	1,250,842	—	1,250,842

Total	$—	$1,871,467	$229,058	$1,642,409

The liability for the restructuring charges will be paid in accordance with the provisions of the severance agreements and payments are expected to be completed within eighteen months.

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

We have established an investment policy for investing cash that is not immediately required for working capital purposes.  Our investment objectives are to preserve capital, maximize our return on investment and to ensure we have appropriate liquidity for our cash needs. The investments are considered to be available-for-sale as defined under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. As of September 30, 2004, we had approximately $76,212,000 of cash and cash equivalents and $6,687,000 of marketable securities. The marketable securities, which include direct obligations of the U.S. Government, domestic commercial paper and domestic certificates of deposits, have maturities of one year or less and have active markets to ensure portfolio liquidity.  During the second quarter of 2004, we received the $16,000,000 tax refund as anticipated. We believe that cash and cash equivalents together with the marketable securities and internally generated funds from operations will be sufficient to satisfy our cash requirements for our existing operations for the next twelve months.  However, because we are highly leveraged, our ability to repay our existing debt and preferred stock will depend upon the success of our business strategy, prevailing economic conditions, regulatory risks, our ability to integrate acquired assets successfully into our operations, competitive activities by other parties, technological developments, level of programming costs and other risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2003. The Indenture governing the Notes contain certain covenants that, among other things, limits our ability to incur debt, pay cash dividends on or repurchase capital stock, enter into agreements which create liens against our assets, restrict the ability of a subsidiary to pay money or transfer assets to us, enter into certain transactions with affiliates and to merge, consolidate or sell substantially all of the our assets.  Failure to make debt payments or comply with covenants of any of our debt indentures and agreements could result in an event of default that, if not cured or waived, could have a material adverse effect on us.

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

Film payments at our WB affiliates for the three and nine months ended September 30, 2004 totaled $4.6 million and $14.3 million, respectively, as compared to the three and nine months ended September 30, 2003 totaling $4.9 million and $15.1 million, respectively. Film payments for the year ended December 31, 2004 will approximate $18.8 million as compare to $20.1 million at December 31, 2003.  Based on completed negotiations and current market conditions for the purchase of programming, we expect annual film payments at the WB affiliates to decline by approximately 50% by 2007 from our 2003 levels.

Film payments at our Big Three affiliates for the three and nine months ended September 30, 2004 and September 30, 2003 totaled $1.3 million and $3.9 million, respectively. Film payments for the year ended December 31, 2004 will approximate $5.3 million as compare to $5.2 million at December 31, 2003.  Based on completed negotiations and current market conditions for the purchase of programming, we expect annual film payments at the Big Three affiliates to decline by approximately 20% by 2007 from our 2003 levels.

Net cash used in operating activities was $3,454,000 during the nine months ended September 30, 2004 compared to $18,918,000 during the nine months ended September 30, 2003.  The change from 2003 to 2004 was primarily due to the receipt of a $16,000,000 income tax refund, offset in part by increased payments of interest expense and changes in net assets.

Net cash used in investing activities was $10,322,000 during the nine months ended September 30, 2004 compared to $10,281,000 during the nine months ended September 30, 2003.  The change from 2003 to 2004 was primarily due to the purchase of marketable securities, offset by a reduction in capital expenditures due to the completion of our conversion to digital technology.

Net cash used in financing activities was $226,000 during the nine months ended September 30, 2004 compared to $645,000 during the nine months ended September 30, 2003.  The change from 2003 to 2004 primarily resulted from a decrease in the payment of deferred financing fees.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The interest rate on our outstanding Senior Secured Notes is fixed at 9.75%.  Consequently, our earnings will not be affected by changes in short-term interest rates.

Item 4.  Controls and Procedures

As of September 30, 2004, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of September 30, 2004.  There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

a. Exhibits

10.1          Separation Agreement dated September 21, 2004 between Granite Broadcasting Corporation and Stuart J. Beck.

10.2          Renewal of Network Affiliation Agreement with the Warner Bros. Network for WDWB-TV, Detroit, Michigan.

31.1          Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. §7241)

31.2          Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. §7241)

32             Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350)

b. Reports on Form 8-K

Current Report on Form 8-K filed August 6, 2004, disclosing the release of our earnings for the second quarter ended June 30, 2004.

Current Report on Form 8-K filed September 7, 2004, announcing the promotion of Lawrence I. Wills to Chief Financial Officer and the resignation of Ellen McClain, Senior Vice President-Chief Financial Officer.

Current Report on Form 8-K filed September 21, 2004, announcing Stuart J. Beck, who is a founder and member of our Board of Directors and has served as our President since 1991, has been appointed Ambassador/Permanent Representative of the Republic of Palau to the United Nations, resigned from the Company as an employee and officer, and shall continue to serve as a member of our Board.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANITE BROADCASTING CORPORATION
Registrant

Date: November 10, 2004	/s/ W. DON CORNWELL
(W. Don Cornwell)
Chief Executive Officer

Date: November 10, 2004	/s/ LAWRENCE I. WILLS
(Lawrence I. Wills)
Senior Vice President – Chief Financial Officer
(Principal Financial Officer)