Form 10-K
period 2004-12-31
GRANITE BROADCASTING CORP
filed 2005-03-31
CIK 839621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

As of March 7, 2005, 19,478,436 shares of Granite Broadcasting Corporation Common Stock (Nonvoting) were outstanding.  The aggregate market value (based upon the last reported sale price on the Nasdaq Small Cap Market on June 30, 2004) of the shares of Common Stock (Nonvoting) held by non-affiliates was approximately $11,840,698 (For purposes of calculating the preceding amounts only, all directors and executive officers of the registrant are assumed to be affiliates.)  As of March 7, 2005, 98,250 shares of Granite Broadcasting Corporation Class A Voting Common Stock were outstanding, all of which were held by an affiliate.

DOCUMENTS INCORPORATED BY REFERENCE:  None

GRANITE BROADCASTING CORPORATION

Form 10-K

Granite Broadcasting Corporation is a Delaware corporation. As used in this Annual Report on Form 10-K and unless the context otherwise requires, (1) “Granite,” the “Company,” “we,” “us” and “our” refer to Granite Broadcasting Corporation, together with its direct and indirect subsidiaries, and (2) “Malara Broadcast Group” and “Malara” refer to Malara Broadcast Group, Inc., together with its direct and indirect subsidiaries.  Our principal executive offices are located at 767 Third Avenue, 34th Floor, New York, NY 10017, and our telephone number at that address is (212) 826-2530. Our web site is located at http://www.granitetv.com. The information on our web site is not part of this report.

As of March 8, 2005, we have shared services agreements and advertising representation agreements (which we generally refer to as local service agreements) relating to the two television stations owned by Malara Broadcast Group, but do not own any of the equity interests in Malara Broadcast Group.  For a description of the relationship between us and Malara Broadcast Group, see Item 1. “Business—Recent Developments.”

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These are statements that relate to future periods and include statements regarding our anticipated performance.  Generally, the words anticipates, believes, expects, intends, estimates, projects, plans and similar expressions identify forward-looking statements. Although we believe that the forward-looking statements contained in this report are based upon reasonable assumptions, we can give no assurance that our goals will be achieved. The forward-looking statements contained in this report involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements or industry results to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. These risks, uncertainties and other important factors are disclosed under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk factors’’ and elsewhere in this report, including, without limitation, in conjunction with the forward-looking statements included in this report.  Important factors that could cause our actual results to differ materially from our expectations include, without limitation:

•                                        inability to implement our strategy, or, having implemented it, failure to realize anticipated cost savings or revenue opportunities available through implementation of our strategy;

•                                        inability to effect dispositions or acquisitions of television stations, which are an important part of our strategy;

•                                        the effects of governmental regulation of broadcasting, including adverse changes in, or interpretations of, the exceptions to the Federal Communications Commission’s duopoly rule which could restrict, or eliminate, our ability to enter into operating arrangements with in-market television stations and implement our operating strategy;

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

•                                        competition in the markets in which the stations we own and the stations to which we provide services are located;

•                                        loss of network affiliations or changes in the terms of network affiliation agreements upon renewal; and

•                                        technological change and innovation in the broadcasting industry.

This list of factors that may affect future performance and the accuracy of forward-looking statements is illustrative, but by no means exhaustive. Accordingly, all forward-looking statements contained in this report should be evaluated with the understanding of their inherent uncertainty. Given these uncertainties, prospective investors are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements contained in this report are made as of the date of this report. We assume no obligation to update or revise them or provide reasons why actual results differ, as applicable.

AVAILABLE INFORMATION

We make available free of charge, on or through the SEC Filings section of our web site (http://www.granitetv.com/), our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. All such filings on our website are available free of charge. Unless we are required to do so by law the Company assumes no obligation to update or revise any forward-looking statements in this annual report on Form 10-K, whether as a result of new information, future events or otherwise.

PART I

Item 1.           Business

We are a television broadcasting company, focused on developing and operating small to middle-market television broadcast stations in the United States.  We presently own and operate six middle-market stations and, as of March 8, 2005, have shared services agreements and advertising representation agreements (which we generally refer to as local service agreements) to provide advertising, sales, promotion and administrative services, and selected programming to two additional stations owned by Malara Broadcast Group, all of which Granite and Malara stations are affiliated with either ABC, NBC or CBS, our Big Three Affiliates. In addition, we presently own two stations operating in top ten markets affiliated with the Warner Brothers Television Network, our WB Affiliates.  As of March 8, 2005, in two of the eight markets that we serve, we own, operate, program or provide sales and other services to more than one station. All of the Big Three Affiliates are leading providers of local news, weather and sports in their respective markets. All but one of the television stations we own are operated through separate wholly-owned subsidiaries.

The following table sets forth general information for each of the television stations that we own, operate, program or provide sales and other services to, as of March 8, 2005:

TV Station	Market Area	DMA Rank(1)(2)	Network Affiliation	Status(3)	Households(2)	Channel/ Frequency	Other Commercial Stations in DMA (4)

KBWB-TV	San Francisco - Oakland - San Jose, CA	6	WB	O&O	2,360,000	20/UHF	18

WDWB-TV	Detroit, MI	10	WB	O&O	1,944,000	20/UHF	7

WKBW-TV	Buffalo, NY	46	ABC	O&O	652,000	7/VHF	8

KSEE-TV	Fresno- Visalia, CA	58	NBC	O&O	528,000	24/UHF	11

WTVH-TV	Syracuse, NY	77	CBS	O&O	395,000	5/VHF	6

WISE-TV (5)	Fort Wayne, IN	104	NBC	O&O	272,000	33/UHF	4

WPTA-TV (5) (6)	Fort Wayne, IN	104	ABC	LSA	272,000	21/UHF	4

WEEK-TV	Peoria - Bloomington, IL	117	NBC	O&O	242,000	25/UHF	4

KBJR-TV	Duluth, MN - Superior, WI	136	NBC	O&O	175,000	6/VHF	5

KDLH-TV (6)	Duluth, MN - Superior, WI	136	CBS	LSA	175,000	3/VHF	5

(1)                                  “DMA rank” refers to the size of the television market or Designated Market Area (“DMA”) as defined by the A.C. Nielsen Company (“Nielsen”).

(2)                                 Source: Nielsen Media Research (www.nielsenmedia.com).  These DMA ranks are for the 2004-2005 television season which started on September 20, 2004.

(3)                                  O&O refers to stations that we own and operate. LSA, or local service agreement, is the general term we use to refer to a contract under which we provide services to a station owned and/or operated by an independent third party. Local service agreements include shared services and advertising representation agreements. For further information regarding the LSAs to which we are party, see “Recent Developments.”

(4)                                  “Other Commercial Stations” refers to television broadcast station and does not include non-commercial stations, public broadcasting stations, religious stations, cable program services or networks or stations other than that we own.

(5)                                  On March 7, 2005, we sold WPTA-TV, UHF Channel 21, the ABC affiliate serving Fort Wayne, Indiana, to Malara. On March 8, 2005, we acquired WISE-TV, UHF Channel 33, the NBC affiliate serving Fort Wayne, Indiana, from New Vision Group, L.L.C.

(6)                                 On March 8, 2005, we entered into a strategic arrangement with Malara Broadcast Group, under which we will provide advertising sales,

promotion and administrative services, and selected programming to Malara Broadcast Group-owned stations WPTA-TV and KDLH-TV in return for certain fees that will be paid by Malara Broadcast Group to us.

Recent Developments

On March 7, 2005, we completed the sale of WPTA-TV, the ABC affiliate serving Fort Wayne, Indiana (“WPTA-TV”), to a subsidiary of Malara Broadcast Group for approximately $45.4 million, pursuant to the terms and conditions of an asset purchase agreement, dated April 23, 2004.  In addition, on March 8, 2005, we completed the purchase of WISE-TV, the NBC affiliate serving Fort Wayne, Indiana, from New Vision Group, LLC (“New Vision Television”) for approximately $43.5 million, pursuant to the terms and conditions of a stock purchase agreement, dated April 23, 2004.

In addition, a subsidiary of Malara Broadcast Group on March 8, 2005, acquired CBS affiliate KDLH-TV, Duluth, Minnesota-Superior, Wisconsin (“KDLH-TV”) from New Vision Television and certain of its subsidiaries for approximately $9.5 million, pursuant to the terms and conditions of an asset purchase agreement, dated April 23, 2004. We currently own and operate KBJR-TV, the NBC affiliate serving Duluth-Superior.

On March 8, 2005, we entered into a strategic arrangement with Malara Broadcast Group, under which we will provide advertising sales, promotion and administrative services, and selected programming to Malara Broadcast Group-owned stations WPTA-TV and KDLH-TV in return for certain fees that will be paid by Malara Broadcast Group to us.

Malara Broadcast Group financed its acquisition of WPTA-TV and KDLH-TV with the proceeds of borrowings pursuant to a Malara Broadcast Group credit agreement (the “Malara Broadcast Group Senior Credit Facility”).  The Malara Broadcast Group Senior Credit Facility provides for two term loans totaling $48.5 million and a revolving loan of $5 million.  The $23.5 million Malara Broadcast Group Term Loan A is secured by a letter of credit.  To secure the reimbursement obligations in the event of a draw on the letter of credit, we pledged $25 million of U.S. Government Securities.  To the extent the Term Loan A is amortized, the letter of credit shall be proportionately reduced and we shall be permitted to proportionately reduce the amount of the pledged U.S. Government Securities.  The $25 million Malara Broadcast Group Term Loan B and the $5 million revolving loan are secured by the assets of WPTA-TV and KDLH-TV, and guaranteed on an unsecured basis by Granite Broadcasting Corporation.

We do not own Malara Broadcast Group or its television stations. However, as a result of Granite Broadcasting Corportion’s guarantee of the obligations incurred under Malara Broadcast Group’s Senior Credit Facility with respect to the Term Loan B and the revolving loan and due to our arrangements under the local service agreements and put or call option agreements, under Generally Accepted Accounting Principles in the United States (“U.S. GAAP”), specifically, Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities (“Interpretation 46”) we are required to consolidate Malara Broadcast Group’s financial position, results of operations and cash flows as of December 31, 2004. As we will continue to consolidate WPTA-TV in accordance with the provisions of Interpretation 46, we will not account for the sale of assets of WPTA-TV to Malara Broadcast Group and no gain or loss will be recognized in the consolidated statements of operations.

Operating Strategy

We seek to increase operating profitability through the following strategies:

Strategically realign station group. We actively seek strategic asset acquisitions and dispositions in order to increase net revenue.  Ideally, these transactions will result in operating more than one television station in a market or geographic region, thereby enabling us to realize substantial near term cost savings and longer term revenue enhancements.  Owning and/or providing services to more than one station in a market is expected to enable us to enhance our revenue share, broaden our audience share and achieve significant operating efficiencies through streamlining our overall cost structure in these markets.  Through contractual agreements with Malara Broadcast Group, as of March 8, 2005, we provide advertising, sales, promotion and administrative services, and selected programming to Malara Broadcast Group stations in two of our existing markets. Malara Broadcast Group is 100% owned by an independent third party. In order for both Malara Broadcast Group and us to continue to comply with Federal Communications Commission (“FCC”) regulations, Malara Broadcast Group must maintain complete control over its own stations, including ultimate control over all operations of the stations, such as programming, finances, and personnel.  In addition, we continue to explore selling certain assets, including the WB stations which we believe have significant asset value due to their locations in the sixth and tenth largest DMAs.

Emphasize local news, weather and sports.  The television stations that we own, operate, program or provide sales and other services to provide high quality, locally produced news, weather and sports programming on the Big Three affiliated stations, with five of the Big Three affiliated stations ranked as the number 1 or number 2 news providers in their respective markets.  The stations strong local news differentiates us from other media alternatives and helps to attract a loyal audience, which is appealing to advertisers.  In addition, the cost of producing local news is generally lower than the cost of syndicated programming and incremental local news programming can be added with relatively small increases in operating costs.

Grow local revenues.   The stations that we own employ highly skilled and experienced sales managers, with an average of 25 years of television advertising sales experience, who seek to increase local advertising revenue through creative and unique sales propositions that appeal to the needs of local advertisers.  The commissioned sales teams consist of between 8 and 12 account executives per station who utilize a sophisticated inventory management system, conduct research and introduce special projects, all designed to develop new local business.

Implementing and maintaining cost controls.  We emphasize strict control of station operating expenses through a detailed annual budgeting and monthly forecasting process. We also maintain tight control over staffing levels and capital expenditures.  Through the normal course of maintaining and updating the stations’ technical operations and infrastructure, certain processes will be automated in order to reduce long term operating costs.  During 2004, we began to implement new cost control initiatives at our corporate and station levels. These cost control initiatives began at our Buffalo, New York station and corporate office, which is expected to result in annualized savings of more than $850,000 and $2,000,000 per year, respectively. These new cost control initiatives are scheduled to be implemented at all of our stations during 2005 and 2006, and we plan to continually monitor and review each location to ensure we maintain our cost controls. In developing the selection of syndicated programs, we evaluate a program’s cost and projected profitability and its potential relative to other programming alternatives.  We anticipate our annual programming obligations to decrease at our Big Three and WB affiliates by 20% and 50%, respectively, in 2007 from our 2003 levels.

The Stations and Markets

The stations that we own and the stations to which we provide services under local services agreements operate in geographically diverse markets, which minimize the impact of regional economic downturns.  With respect to the stations we own, as of March 8, 2005, two stations are located in the west region (KBWB—San Francisco, California and KSEE—Fresno, California), four stations are located in the mid-west region (WDWB— Detroit, Michigan, WEEK—Peoria, Illinois, WISE—Fort Wayne, Indiana and KBJR—Duluth, Minnesota) and two stations are located in the northeast region (WKBW—Buffalo, New York and WTVH— Syracuse, New York). As of March 8, 2005, four of the eight stations we own are affiliated with NBC, one is affiliated with ABC, one is affiliated with CBS and two are affiliated with the WB Network.  Both of the stations to which we provide services under local services agreements, as of March 8, 2005, are located in the mid-west region (WPTA-Fort Wayne, Indiana and KDLH-Duluth, Minnesota).  WPTA is affiliated with ABC and KDLH is affiliated with CBS.

Owned Stations.  The following is a description of each of the television stations we own, as of March 8, 2005:

KBWB, San Francisco-Oakland-San Jose, California

KBWB commenced broadcasting in 1968 and became a WB affiliate in 1995. We acquired KBWB from Pacific FM, Incorporated in July 1998.  San Francisco-Oakland-San Jose is currently the 6th largest DMA in the country, comprising ten counties and approximately 2.4 million television households, according to Nielsen.

KBWB is a WB Network affiliate that attracts teens, young adults and families.  KBWB’s prime time line up includes popular WB programs such as Gilmore Girls, Smallville, Everwood, 7th Heaven, Charmed, One Tree Hill and Reba.  The station’s syndicated programming includes talk-relationship shows such as Jerry Springer and Blind Date and situation comedies such as Dharma and Gregg, King of the Hill, The Drew Carey Show, Home Improvement and Fresh Prince of Bel-Air.

The San Francisco-Oakland-San Jose DMA is one of the most ethnically diverse DMAs in the country and almost half of its population is under 35 years of age, the young demographic targeted in part by the WB Network.  The Bay Area has the fourth highest Effective Buying Income, or EBI, with an average household EBI of $69,500, according to estimates provided by the BIA Investing in Television 2004 Market Report (the “BIA Report”).  Studies show Bay Area residents have the third-highest discretionary income in the United States.  The Bay Area economy is centered on apparel, banking and finance, biosciences, engineering and architecture, high technology, telecommunications, tourism, and wineries.  Leading employers in the area include Safeway Supermarkets, Hewlett-Packard, Seagate Technology, The Gap, Intel, Chevron Texaco Corp., Oracle and Levi-Strauss.  The Bay Area is also home to several universities, including the University of California Berkeley, San Francisco State University, San Jose State University, Stanford University, Santa Clara University, University of San Francisco and California State University East Bay.

WDWB, Detroit, Michigan

WDWB commenced broadcasting in 1968 and is a WB affiliate.  We acquired WDWB from WXON-TV, Incorporated in January 1997.

Detroit is currently the 10th largest DMA in the country, comprising nine counties and approximately 1.9 million television households.

WDWB is a WB Network affiliate that targets an audience of young adults, teens, families with children.  WDWB’s prime time line up includes popular WB programs such as 7th Heaven, Everwood, Gilmore Girls, Smallville, One Tree Hill, Jack & Bobby, Charmed and Reba.  The station’s syndicated programming includes prime time reality hit Fear Factor, relationship shows such as Blind Date, Cheaters and 5th Wheel, and situation comedies such as Will & Grace, Home Improvement, Cheers, Fresh Prince of Bel-Air and Who’s the Boss.

In October 2004, WDWB became the new broadcast home for the reigning NBA World Champions, the Detroit Pistons. The multi-year deal includes game carriage, ancillary programs and specials, promotional opportunities and community affairs projects.

The Detroit DMA is an ethnically diverse DMA and almost half of its population is under 35 years of age, the same demographic that is targeted by the WB Network.  Detroit ranks tenth in total EBI, with an average Detroit household EBI of $55,100, according to estimates provided in the BIA Report.  Detroit also ranks third among the top ten DMAs in percentage of Households Using Television, or HUT.  Well known as the home of the three major U.S. automobile manufacturers (General Motors, Ford and Daimler Chrysler), Detroit is also home to their advertising agencies (LCI Media, MindShare, and Pentamark/PHD/BBDO).  The Detroit economy has increasingly diversified and headquarters many major companies, as well as 60 hospitals, two world-renowned medical research centers and over 35 institutions of higher education.  A large number of influential advertising agencies serve these institutions, including Young & Rubicam, Doner, Maroch and Chiat/Day and, as a leading voice in the Detroit market, WDWB has a high degree of visibility with all of them.

WKBW, Buffalo, New York

WKBW commenced broadcasting in 1958 and is an ABC Network affiliate.  We acquired WKBW from Queen City Broadcasting, Incorporated in June 1995.

Buffalo is currently the 46th largest DMA in the country, comprising ten counties and approximately 652,000 television households.

WKBW has a strong news organization and broadcasts 6.5 hours of locally produced programming per weekday.  The station’s morning show, “AM Buffalo” is the only locally produced program of its kind in the market and has been airing at 10 am for 25 years.  In September 2002, the station launched the market’s first locally produced information and entertainment program at 4:00 p.m. called “PM Buffalo” (formerly known as “Western New York Live”), which is often the second most watched program in its time period. The station’s syndicated programming includes shows such as Live with Regis and Kelly, Wheel of Fortune and Jeopardy.  WKBW consistently achieves prime time ratings that are higher than the ABC prime time national average.

The Buffalo economy is centered on manufacturing, government, health services and financial services.  The average household effective buying income, or EBI, in the DMA was $39,700, according to estimates provided in the BIA Report.  Leading employers in the area include General Motors, Ford Motor Company, American Axle and Manufacturing, M&T Bank, HSBC Bank, Roswell Park Cancer Institute, Buffalo General Hospital, Tops Markets and Verizon.

KSEE, Fresno-Visalia, California

KSEE commenced broadcasting in 1953 and is an NBC affiliate.  We acquired KSEE from Meredith Corporation in December 1993.

Fresno-Visalia is currently the 58th largest DMA in the country, comprising six counties and approximately 528,000 television households.

KSEE is a strong number two news station which has been slowly gaining on the long-time news leader KSFN, an ABC owned and operated station. KSEE broadcasts 5 hours of local news per weekday, including the market’s first locally produced 4:00 p.m. newscast, launched in September 2002.  The station’s syndicated programming includes shows such as Dr. Phil, The Insider and Access Hollywood.

The Fresno-Visalia market is a diverse and growing populace which is expected to grow by 1.7% through 2008. Although agriculture is the backbone of the market, new business continues to expand to the market to take advantage of the growing population and the low cost of living for a major California city. No single employer or industry dominates the local economy.  The average household EBI in the DMA was $39,700, according to estimates provided in the BIA Report.  The Fresno-Visalia DMA is also the home of several universities, including California State University- Fresno.

WTVH, Syracuse, New York

WTVH commenced broadcasting in 1948 and is a CBS affiliate.  We acquired WTVH from Meredith Corporation in December 1993.

Syracuse is currently the 77th largest DMA in the country, comprising seven counties and approximately 395,000 television households. The station’s prime time programming generally ranks first or second in the adults’ 25-54 ratings category.

WTVH broadcasts 4.5 hours of locally produced programming per weekday. In addition, WTVH broadcasts 1.5 hours of news per day (7.5 hours per week) for WSYT (FOX) as part of a shared services agreement.  The station’s syndicated programming includes shows such as Starting Over, Wheel of Fortune and Jeopardy.

The Syracuse economy is centered on manufacturing, education and health services, trade/transport/utilities and government.  The average household EBI in the DMA was $40,800, according to estimates provided in the BIA Report.  Leading employers located in the area include SUNY Health Science Center, Syracuse University, Wegmans, St. Joseph’s Hospital Health Center, Carrier Corporation, P&C Food Markets, Niagara Mohawk, Lockheed-Martin and Crouse Hospital.  The Syracuse DMA is also the home of several universities, including Syracuse University, Cornell University, Colgate University and SUNY Oswego.

WISE, Fort Wayne, Indiana

WISE commenced broadcasting in 1953 and is an NBC affiliate.  We acquired WISE from New Vision Television in March 2005.

Fort Wayne is currently the 104th largest DMA in the country, comprising twelve counties and approximately 272,000 television households.

The station’s syndicated programming includes shows such as Live with Regis and Kelly, Access Hollywood, The Insider and Friends.

The Fort Wayne economy is centered on manufacturing, healthcare, communications, insurance, financial services and aerospace.  The average household EBI in the DMA was $45,100, according to estimates provided in the BIA Report.  Leading employers located in the area include Lincoln National Life Insurance, General Electric, General Motors, Sirva/North American Van Lines, Verizon, Dana, Uniroyal Goodrich and ITT Aerospace.  Fort Wayne is also the home of several universities, including the joint campus of Indiana University and Purdue University at Fort Wayne.  Two major hospital systems, Lutheran Health and Parkview Health, make Fort Wayne a regional medical center that serves four states.

WEEK, Peoria-Bloomington, Illinois

WEEK commenced broadcasting in 1953 and is an NBC affiliate. We acquired WEEK from Eagle Broadcasting Corporation in October 1988.

Peoria-Bloomington is currently the 117th largest DMA in the country, comprising ten counties and approximately 242,000 television households.  The station’s newscasts and prime time programming rank number 1 in the adults 25-54 ratings category.

WEEK is the perennial market news leader, broadcasting 4.5 hours of local news per weekday and ranking number one in every newscast and in every key time period.  For four of the last six years, the Illinois Broadcaster’s Association has named WEEK Station of the Year. The station’s syndicated programming includes shows such as Dr. Phil, Oprah, and Seinfeld.

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

The economy of Bloomington is focused on insurance, education, agriculture and manufacturing. Leading employers located in Bloomington include State Farm Insurance Company, Country Companies Insurance Company and Diamond-Star Motors Corporation (a subsidiary of Mitsubishi).  The Peoria-Bloomington area is also the home of numerous institutions of higher education including Bradley University, Illinois Central College, Illinois Wesleyan University, Illinois State University, Eureka College and the University of Illinois College of Medicine.  The average household EBI in the DMA was $46,300, according to estimates provided in the BIA Report.

KBJR, Duluth, Minnesota-Superior, Wisconsin

KBJR commenced broadcasting in 1954 and is an NBC affiliate.  We acquired KBJR from RJR Communications, Incorporated in October 1988.

Duluth, MN-Superior, WI is currently the 136th largest DMA in the country, comprising twelve counties and approximately 175,000 television households.  The station’s newscasts and prime time programming generally rank number 1 in the adults 25-54 ratings category.

KBJR is a strong competitor in the market, broadcasting 3.5 hours of local news per weekday.  The station’s syndicated programming includes shows such as The Tony Danza Show, Dr. Phil, Jeopardy and Wheel of Fortune.  We also own Channel 11 License, Inc., the licensee of television station KRII, Channel 11, Chisholm, Minnesota, a satellite station that transmits the signal of KBJR into the northern section of the DMA. Although KRII predominantly rebroadcasts the KBJR signal, KRII broadcasts unique news and weather content, as well as certain commercials, separately to this region. KBJR also airs United Paramount Networks, or UPN, programming over its DTV signal that is carried by virtually all cable operators in the DMA.

The area’s primary industries include mining, fishing, food products, paper, medical, shipping, tourism and timber.  The average household EBI in the DMA was $37,900, according to estimates provided in the BIA Report. Duluth is one of the major ports in the United States out of which iron ore, coal, limestone, cement, grain, paper and chemicals are shipped. Duluth is also a regional banking, retail, medical and cultural center with leading employers including St. Mary’s/Duluth Clinic, St. Luke’s Hospital, Uniprise (United HealthCare), Allete (Minnesota Power), DM&IR (Duluth Mesabi and Iron Range Railway Co.), Cirrus Design, Grandma’s Restaurants and the Minnesota Air National Guard.  The Duluth-Superior area is also the home of numerous educational institutions such as the University of Minnesota-Duluth, the University of Wisconsin-Superior and the College of St. Scholastica.

Stations owned by Malara Broadcast Group to which we provide services.  The following is a description of each of the television stations to which we provide services under local service agreements, as of March 8, 2005:

WPTA, Fort Wayne, Indiana

WPTA commenced broadcasting in 1957 and is an ABC affiliate.  Malara Broadcast Group acquired WPTA from us on March 7, 2005.  We entered into local services agreements with respect to WPTA on March 8, 2005.

The station’s newscasts rank number 1 in the adults 25-54 ratings category.  WPTA has been the long-time news leader in the market, broadcasting 4 hours of local news per weekday.   The station’s syndicated programming includes shows such as Oprah, Everybody Loves Raymond and Entertainment Tonight.

Fort Wayne is currently the 104th largest DMA in the country, comprising twelve counties and approximately 272,000 television households.  See the description of television station WISE-TV above for additional information on the Fort Wayne, Indiana area.

KDLH, Duluth, Minnesota-Superior, Wisconsin

KDLH commenced broadcasting in 1954 and is a CBS affiliate.  Malara Broadcast Group acquired KDLH from New Vision Television in March 2005.  We entered into local services agreements with respect to KDLH on March 8, 2005.

The station’s syndicated programming includes shows such Montel Williams, Judge Judy, Oprah, Seinfeld and Access Hollywood.

Duluth, MN-Superior, WI is currently the 136th largest DMA in the country, comprising twelve counties and approximately 175,000 television households.  See the description of television station KBJR-TV above for additional information on the Duluth, Minnesota-Superior, Wisconsin area

Employees

As of March 7, 2005, we employed 699 persons, comprised of 683 full-time and 16 part-time or temporary employees, of whom 256 are represented by three unions pursuant to agreements expiring at various times in 2005, 2006, 2007 and 2008.  We believe our relations with our employees are good.

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

We have entered into affiliation agreements with networks for each of the stations we own.  KSEE, WEEK, WISE (acquired March 8, 2005) and KBJR are affiliated with NBC, WKBW is affiliated with ABC, WTVH is affiliated with CBS, and KBWB and WDWB stations are affiliated with WB.  WPTA, which we sold on March 7, 2005 to Malara Broadcast Group, is affiliated with ABC.  With respect to the two stations that are owned by Malara Broadcast Group to which, as of March 8, 2005, we provide services under local services agreements, KDLH is affiliated with CBS and WPTA is affiliated with ABC.

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

The network affiliation agreements expire on the following dates:

Station	Network affiliation	Status (1)	Affiliation agreement expiration date
WDWB	WB	O&O	May 31, 2007
WKBW	ABC	O&O	June 30, 2005
WPTA	ABC	LSA (2), (3)	July 3, 2005
WISE	NBC	O&O (2)	January 1, 2011
WTVH	CBS	O&O	December 31, 2005
KBWB	WB	O&O	January 9, 2008
KSEE	NBC	O&O	December 31, 2011
WEEK	NBC	O&O	December 31, 2011
KBJR	NBC	O&O	December 31, 2011
KDLH	CBS	LSA (3)	June 30, 2005

(1)            O&O refers to stations that we own and operate. LSA, or local service agreement, is the general term we use to refer to a contract under which we provide services to a station owned and/or operated by an independent third party. Local service agreements include shared services and advertising representation agreements.  For further information regarding the LSAs to which we are party, see “Recent Developments.”

(2)            On March 7, 2005, we sold WPTA-TV, UHF Channel 21, the ABC affiliate serving Fort Wayne, Indiana, to Malara Broadcast Group. On March 8, 2005, we acquired WISE-TV, UHF Channel 33, the NBC affiliate serving Fort Wayne, Indiana, from New Vision Group, L.L.C.

(3)            On March 8, 2005, we entered into a strategic arrangement with Malara Broadcast Group, under which we will provide advertising sales, promotion and administrative services, and selected programming to Malara Broadcast Group-owned stations WPTA-TV and KDLH-TV in return for certain fees that will be paid by Malara Broadcast Group to us.

Under each of the affiliation agreements, the networks may terminate the agreement upon advance written notice under the circumstances specified in the agreements.  Under the ownership of the Company or Malara Broadcast Group, none of the stations that we own, operate, program or provide sales and other services to has received a termination notice from its respective network.  We have no reason to believe that the network affiliation agreements will not be renewed when they expire.

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

Station	Status(1)	License expiration date
WPTA	LSA (2)(4)	August 1, 2005
WISE	O&O (2)	August 1, 2005
WDWB	O&O	October 1, 2005
WEEK	O&O	December 1, 2005
KBJR	O&O	December 1, 2005
KRII (3)	O&O	April 1, 2006
KDLH	LSA (4)	April 1, 2006
KSEE	O&O	December 1, 2006
KBWB	O&O	December 1, 2006
WTVH	O&O	June 1, 2007
WKBW	O&O	June 1, 2007

(1)                                 O&O refers to stations that we own and operate. LSA, or local service agreement, is the general term we use to refer to a contract under which we provide services to a station owned and/or operated by an independent third party. Local service agreements include shared services and advertising representation agreements. For further information regarding the LSAs to which we are party, see “Recent Developments.”

(2)                                 On March 7, 2005, we sold WPTA-TV, UHF Channel 21, the ABC affiliate serving Fort Wayne, Indiana, to Malara Broadcast Group. On March 8, 2005, we acquired WISE-TV, UHF Channel 33, the NBC affiliate serving Fort Wayne, Indiana, from New Vision Group, L.L.C.

(3)                                  KRII, Channel 11, Chisholm, Minnesota, is a satellite station that transmits the signal of KBJR into the northern section of the DMA.   Although KRII predominantly rebroadcasts the KBJR signal, KRII broadcasts unique news and weather content, as well as certain commercials, separately to this region. KBJR also airs UPN programming over its DTV signal that is carried by virtually all cable operators in the DMA.

(4)                                 On March 8, 2005, we entered into a strategic arrangement with Malara Broadcast Group, under which we will provide advertising sales, promotion and administrative services, and selected programming to Malara Broadcast Group-owned stations WPTA-TV and KDLH-TV in return for certain fees that will be paid by Malara Broadcast Group to us.

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

On June 2, 2003, the FCC modified its media ownership rules.  The revised media ownership rules were to become effective on September 4, 2003.  However, on September 3, 2003, the U.S. Court of Appeals for the Third Circuit stayed the effectiveness of the new rules.  On June 24, 2004, the Third Circuit issued a decision finding virtually all of the modified media ownership rules without support and remanding the proceeding back to the FCC for further consideration.  The stay of the modified media ownership rules remains in effect pending the FCC’s review on remand except with respect to the FCC’s revised definition of local radio market.  The modified media ownership rules also are subject to pending petitions for reconsideration filed with the FCC.  In addition, on January 31, 2005, the National Association of Broadcasters and several industry parties requested the United States Supreme Court to review the Third Circuit’s decision.  The request for Supreme Court review remains pending.  We are unable to predict the eventual outcome of the reconsideration petitions, the outcome of the FCC’s review on remand, whether the Supreme Court will hear the appeal, or the outcome of any Supreme Court review.  We are unable to predict the potential effect any changes would have on our business.

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

In December 2000, the FCC revised its rules to eliminate the single majority shareholder exception from the broadcast attribution rules.  Under that exception, the interest of a minority voting shareholder would not be attributable if one person or entity held more than 50% of the combined voting power of the common stock company holding or controlling a broadcast license.  Any minority voting stock interest in a company with a single majority shareholder was grandfathered as non-attributable if the interest was acquired before December 14, 2000. The FCC’s decision eliminating the single majority shareholder exception as it applies to cable system ownership was appealed to the United States Court of Appeals for the District of Columbia Circuit, and in March 2001, the court reversed the FCC’s decision and remanded the case to the FCC.  In December 2001, the FCC suspended its repeal of the single majority shareholder exception for broadcast attribution rules, effectively reinstating the exception, until it could act on the court remand.  As a result, the single majority shareholder exception from the broadcast attribution rules currently is in effect.  The media ownership order released by the FCC on July 2, 2003, did not address the majority shareholder exception.

In addition, for purposes of its national and local multiple ownership rules, the FCC attributes local marketing agreements in which the broker provides more than 15% of the brokered station’s weekly program time.  This means that, if an entity owns one television station in a market and has a qualifying local marketing agreement with another station in the same market, this arrangement must comply with all of the FCC’s ownership rules including the television duopoly rule. Local marketing agreements entered into prior to November 5, 1996 are grandfathered until the FCC initiates a future proceeding when their status will be reviewed on a case by case basis.  Local marketing agreements entered into on or after November 5, 1996 were grandfathered temporarily until August 2001 only.  We do not operate any stations pursuant to a grandfathered local marketing agreement.

In its recent media ownership order, the FCC concluded that a radio joint advertising sales agreement in which a same-market radio station was the broker for more than 15 percent of the brokered radio station’s weekly advertising time would constitute an attributable interest for the broker in the brokered radio station.  As a result, the FCC would count the brokered radio station towards the broker’s permissible ownership totals under the revised radio ownership rules.  The FCC did not attribute same-market joint sales agreements for television stations in its media ownership order. However, on August 2, 2004, the FCC initiated a proceeding to seek comment on whether to attribute same-market television joint sales agreements.  We cannot predict whether the FCC will decide to attribute television joint sales agreements.

The Company has entered into shared services and advertising representation agreements with Malara Broadcast Group of Duluth Licensee LLC, the licensee of television station KDLH, Duluth, Minnesota, and Malara Broadcast Group of Fort Wayne Licensee LLC, the licensee of television station WPTA, Fort Wayne, Indiana.  Under these agreements, the Company provides up to 15% of the stations’ weekly programming and also sells all of the stations’ available advertising time.  A petition to deny the Malara application to acquire KDLH was filed with the FCC jointly by two competing television station licensees in the Duluth market.  On December 14, 2004, the FCC’s Media Bureau (“Bureau”) released a decision in which it denied the joint petition and consented to the assignment of KDLH’s license to Malara.  In reaching this decision, the Bureau determined the agreements do not give the Company de facto control of KDLH or result in the Company’s having an attributable interest in KDLH under the FCC’s existing attribution rules.  In January 2005, the petitioning broadcasters filed an application for review seeking Commission-level review of the Bureau’s decision.  Malara filed an opposition to the application for review, and the petitioning broadcasters filed a response to that opposition.  The FCC has not yet ruled on the application for review.  Although we believe that the application for review is without merit and anticipate that the FCC will affirm the grant of the assignment application for KDLH, it is not possible to predict how the FCC will rule on the application for review.  It also is not possible to predict any remedial action that may be imposed by the FCC in the event that it grants the application for review.  FCC grant of the application for review ultimately could result in a reformation or rescission of these agreements, the assignment of the KDLH license back to New Vision Group, L.L.C., or a sale by Malara of its ownership of KDLH.

National Ownership Rules

Prior to the 2002 biennial review, FCC rules provided that no individual or entity could have an attributable interest in television stations that reach more than 35% of the national television viewing audience.  For purposes of this calculation, stations in the UHF band, which covers channels 14—69, receive a “UHF discount” and are attributed with only 50% of the households attributed to stations in the VHF band, which covers channels 2—13.  In the June 2, 2003 media ownership order, the FCC raised the national ownership cap from 35% to 45% and maintained the UHF discount.  These decisions were appealed before the Third Circuit and, as a result, the revised rules were stayed pending the court’s review.  However, the Consolidated Appropriations Act of 2004 amended Section 202(c) of the Telecommunications Act of 1996 by increasing the national ownership cap to 39 percent.  This statute further provides that the national ownership cap is not subject to the same quadrennial review process as the Commission’s other media ownership rules.  As a result, the Third Circuit determined that challenges to the FCC’s decision to raise the cap to 45% and to retain the UHF discount were rendered moot.  Prior to the Third Circuit’s June 24, 2004 decision, on February 19, 2004,  the FCC  sought comment on whether to modify or eliminate the UHF discount.  The court’s decision did not foreclose further FCC consideration of the UHF discount, but the FCC has not yet taken action on the comments it received.  We are unable to predict the outcome of  this proceeding.

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

On June 24, 2004, the FCC’s media ownership order, including revisions made to the duopoly rule, was remanded back to the FCC for further consideration by the U.S. Court of Appeals for the Third Circuit.  Pursuant to the stay issued by the Third Circuit, the FCC’s previous duopoly rule and waiver standard remain in effect pending the FCC’s review on remand.  We are unable to predict the  outcome of the FCC’s consideration of its media ownership rules on remand..

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

On June 24, 2004, the FCC’s media ownership order, including revisions made to the cross-ownership rules, was remanded back to the FCC for further consideration by the U.S. Court of Appeals for the Third Circuit.  Pursuant to a stay issued by the Third Circuit, the FCC’s previous cross-ownership rules remain in effect pending the FCC’s review on remand.  We are unable to predict the outcome of the FCC’s consideration of its media ownership rules on remand.

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

Equal Employment Opportunity

On November 20, 2002, the FCC released a new set of equal employment opportunity rules which became effective on March 10, 2003. The new rules require us to comply with certain recruiting, outreach, record keeping and reporting requirements in addition to complying with the general prohibition against employment discrimination.  On February 6, 2003, interested parties filed a joint petition for partial reconsideration of the FCC’s new rules, which remains pending.  In addition, on June 4, 2004, the FCC released an order reinstating the requirement that certain stations prepare and file annual employment reports with the FCC and seeking comment on whether employment data submitted to the FCC should be withheld from public inspection.  On July 23, 2004, interested parties filed a joint petition for reconsideration or clarification of this requirement.  We are unable to predict the resolution of the petitions for reconsideration.  The new rules remain in effect pending the resolution of these petitions for reconsideration.

Indecency

In 2004, the FCC imposed substantial fines on television broadcasters for the broadcast of indecent material in violation of the Communications Act and its rules. The FCC also revised its indecency review analysis to more strictly prohibit the use of certain language on  television stations. Because our and Malara Broadcast Group’s stations’ programming is in large-part comprised of programming provided by the networks with which the stations are affiliated, we and Malara Broadcast Group do not have full control over what is broadcast on our stations, and we and Malara Broadcast Group may be subject to the imposition of fines if the FCC finds such programming to be indecent. In addition, Congress currently is considering legislation that will substantially increase the maximum amount the FCC can fine broadcasters for the broadcast of indecent programming and may consider permitting the FCC to institute license revocation proceedings against any station which repeatedly violates the indecency regulations.

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

On February 25, 2005, the FCC released an order resolving the scope of the cable systems’ carriage obligations with respect to digital broadcast signals during and following the national transition from analog to digital television, or DTV, service.  In its order, the FCC affirmed its earlier tentative conclusion that broadcasters will not be entitled to mandatory carriage of both their analog and DTV signals.  In addition, the FCC affirmed its prior determination that cable operators are not required to carry more than a single digital programming stream from a DTV broadcast station.  As a result, cable systems are required to carry only the primary DTV programming streams of each of our stations.  However, our stations remain free to negotiate for carriage of additional DTV programming streams on cable systems.

Satellite Home Viewer Improvement Act and Satellite Home Viewer Extension Reauthorization Act

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

Local markets are defined in SHVIA to include both a station’s designated market area and its county of license.

SHVIA permits satellite carriers to provide distant or nationally broadcast programming to subscribers in “unserved” households.  Households are unserved by a particular network if they do not receive a signal of at least a specified intensity from a station affiliated with that network or may qualify as unserved pursuant to other limited circumstances.  However, satellite television providers can retransmit the distant signals of no more than two stations per day for each television network.  As of January 1, 2002, a satellite carrier retransmitting the signal of any local broadcast station into the station’s local market generally must carry all stations licensed to the carried station’s local market upon request. The portion of SHVIA that grants satellite carriers a compulsory copyright license to provide distant network signals to unserved households was set to expire at the end of 2004. On December 8, 2004, the President signed into law the Satellite Home Viewer Extension Reauthorization Act of 2004, or SHVERA.  SHVERA reauthorizes and extends the term of the satellite compulsory copyright license to December 31, 2009.  In addition, among other things, SHVERA:

•                  permits the importation of network digital signals that originate outside of a satellite subscriber’s local television market or designated market area for certain eligible subscribers; and

•                  enables satellite carriers to offer “significantly viewed” analog and digital television signals pursuant to the satellite compulsory license to subscribers under certain circumstances.

The FCC has initiated a number of proceedings in order to implement the provisions of SHVERA.  First, on January 25, 2005, the FCC initiated an inquiry to seek comment on the impact that the FCC’s current retransmission consent, network nonduplication, syndicated exclusivity, and sports blackout rules have on competition in the market for delivery of multichannel video programming.  The FCC must issue a report to Congress by September 8, 2005 regarding its conclusions in this inquiry.  Second, the FCC commenced a proceeding on February 7, 2005, seeking comment on proposed rules to implement the provisions of SHVERA regarding significantly-viewed signals.  Lastly, on March 7, 2005, the FCC released a notice of proposed rulemaking requesting comment on implementation of the provisions of SHVERA imposing reciprocal good faith bargaining obligations on broadcasters and multichannel video programming distributors, such as satellite carriers.  We are unable to predict the outcome of these FCC proceedings.

Pursuant to the satellite compulsory license, satellite carriers have begun to offer local broadcast signals to subscribers in some of the nation’s large and mid-sized television markets.  As of March 2005, satellite carriers DirecTV and EchoStar both carried the signals of our stations KBWB, WDWB, WKBW, KSEE and KBJR.

Digital Television

Pursuant to the Telecommunications Act of 1996, the FCC has adopted rules authorizing and implementing digital television, or DTV, service, technology that should improve the quality of both the audio and video signals of television stations. The FCC has “set aside” channels within the existing television spectrum for DTV and limited initial DTV eligibility to existing television stations and certain applicants for new television stations.  The FCC has adopted a DTV table of allotments as well as service and licensing rules to implement DTV service.  The DTV allotment table provides a channel for DTV operations for each existing broadcaster and is intended to enable existing broadcasters to replicate their existing analog service areas.  The affiliates of CBS, NBC, ABC and Fox in the ten largest U.S. television markets were required to initiate commercial DTV service with a digital signal by May 1, 1999.  Affiliates of these networks located in the 11th through the 30th largest U.S. television markets were required to begin DTV operation by November 1, 1999.  All other commercial stations were required to construct DTV facilities by May 1, 2002.  In November 2001, the FCC modified its digital television transition rules in an effort to ease the burden of the required build out. Among other changes, the FCC relaxed its build out requirements by allowing stations to seek special temporary authorizations to construct the minimum DTV facilities required to serve their respective community of license.  Stations operating pursuant to such special temporary authorizations are considered to have met their respective DTV construction deadline.

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

On September 7, 2004, the FCC completed its second periodic review of its rules and policies affecting the national transition to digital television.  In the order, the FCC established deadlines by which DTV stations are required to replicate their respective analog service areas.  DTV stations in the top 100 television markets which are affiliated with the top-four networks (i.e., ABC, CBS, Fox, and NBC) are required to replicate their respective analog service areas by July 1, 2005, or risk losing interference protection to their unreplicated service areas.  All other DTV stations must replicate their respective analog service areas by July 1, 2006, or risk losing interference protection to their unreplicated service areas.  In addition, in the second periodic review order, the FCC instituted a DTV channel election process under which television stations, including satellite television stations, must select the DTV channel on which they plan to operate digitally at the end of the DTV transition period.  This DTV channel election process is being implemented in several rounds.  The first round of DTV channel elections occurred on February 10, 2005.  The second round of DTV channel elections has been tentatively scheduled to occur in July 2005.  Following the conclusion of the final round of DTV channel elections, the FCC will issue a new DTV table of allotments.

The FCC also has adopted rules that permit DTV licensees to offer ancillary or supplementary services on their DTV channels under certain circumstances.  The FCC rules further require DTV licensees to pay a fee of 5% of the gross revenues received from any ancillary or supplemental uses of the DTV spectrum for which the company charges subscription fees or other specified compensation.  No fees will be due for commercial advertising revenues received from free over-the-air broadcasting services.  The FCC recently adopted rules intended to protect digital television transmissions from unauthorized redistribution. Specifically, the FCC adopted use of a mechanism known as the “broadcast flag” to protect digital transmissions from unauthorized redistribution and also established rules to ensure that equipment on both the transmission and reception side is capable of giving effect to the broadcast flag.  The FCC also has initiated a notice of inquiry to examine whether additional public interest obligations should be imposed on DTV licensees.  Various proposals in this proceeding would require DTV stations to increase their program diversity, focus more programming and resources on addressing local issues and political discourse, increase access for disabled viewers and improve emergency warning systems.  This proceeding remains pending.  On November 24, 2004, the FCC released an order requiring DTV stations to provide children’s educational and informational programming on their primary DTV program stream and on any additional DTV program streams.  The FCC also has sought comment on adopting regulations governing the use of interactive technologies during children’s television programming.  On February 2, 2005, interested parties filed petitions for reconsideration of certain aspects of the order imposing children’s television programming obligations on DTV broadcasters.  We are unable to predict the resolution of the petitions for reconsideration.

KBWB, WEEK and KSEE have initiated full-power operation of their DTV facilities pursuant to an FCC license.  WDWB has constructed full-power DTV facilities, begun full-power operation pursuant to automatic program test authority, and filed an application for a license to cover this operation, which application remains pending.  In the first round of DTV channel elections, KBWB, WEEK and KSEE selected channels 20, 25 and 38, respectively, for their post-transition DTV operations.

Pursuant to the FCC’s relaxed DTV build out requirements, WISE, KBJR, WTVH and WKBW completed construction of their DTV facilities and operate their DTV facilities pursuant to special temporary authorizations for reduced power operation, which expire on June 21, 2005, May 31, 2005, January 19, 2005, and March 15, 2005 respectively.  WTVH and WKBW have filed requests for further extension of their special temporary authorizations, which requests remain pending.  WTVH and WKBW may continue to operate pursuant to their special temporary authorization during the pendency of their extension request.  We may request additional six-month extensions of WISE’s, KBJR’s, WTVH’s and WKBW’s special temporary authorizations as necessary, which we believe are likely to be granted under the FCC’s current rules.  In the first round of DTV channel elections, WISE, KBJR, WTVH and WKBW selected channels 19, 19, 47 and 38, respectively, for their post-transition DTV operations.

As discussed above, KRII, is a satellite television station that transmits the signal of KBJR into the northern section of the Duluth, Minnesota DMA.  Unlike our other stations, KRII was not allotted a paired DTV channel in the FCC’s initial DTV table of channel allotments because the station had not yet received an analog construction permit or license at the time the table was issued.  However, in its second DTV periodic review order, the FCC determined that satellite television stations like KRII will be permitted to switch, or “flash cut,” from analog to DTV transmissions on their existing channel at the end of the DTV transition period.  In the first round of DTV channel elections, KRII selected its existing analog channel 11 for its post-transition DTV operations.

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

The types of properties required to support each of the stations include offices, studios, transmitter sites and antenna sites.  A station’s studios are generally housed with its offices in downtown or business districts.  The transmitter sites and antenna sites are generally located so as to provide maximum market coverage.  The following table contains certain information describing the general character of the properties as of March 8, 2005:

Station	Status of Station (1)	Metropolitan Area and Use	Property Owned or Leased	Approximate Size (square feet)	Expiration of Lease

WTVH	O&O	Syracuse, New York Office and Studio	Owned	41,500	—

		Onondaga, New York Tower Site	Owned	2,300	—

KSEE	O&O	Fresno, California Office and Studio	Owned	32,000	—

		Bear Mountain, Fresno County, California Tower Site	Leased	9,300	3/22/51

		Meadow Lake, California Tower Site	Leased	1,000	5/16/13

WISE	O&O (2)	Fort Wayne, Indiana Office, Studio and Tower Site	Owned	14,822	—

WPTA	LSA (2), (3)	Fort Wayne, Indiana Office, Studio and Tower Site	Owned	18,240	—

WEEK	O&O	Peoria, Illinois Office, Studio and Tower Site	Owned	20,000	—

KBJR	O&O	Duluth, Minnesota, Superior, Wisconsin Office and Studio	Owned	20,000	—
		Tower Site	Owned	3,300	—

KDLH	LSA (3)	Duluth, Minnesota, Superior, Wisconsin Office and Studio	Owned	44,845	—
		Tower Site	Owned	2,100	—

KBWB	O&O	San Francisco, California Office and Studio	Leased	25,777	8/31/12
		Tower Site	Leased	2,750	2/28/10

WKBW	O&O	Buffalo, New York Office and Studio	Owned	32,000	—

		Colden, New York Tower Site	Owned	3,406	—

WDWB	O&O	Southfield, Michigan Office	Leased	8,850	12/31/05
		Studio and Tower Site	Leased(4)	30,000	9/30/06

KRII	O&O	Chilsom, Minnesota Tower Site	Owned	1,250	—

(1)                                 O&O refers to stations that we own and operate. LSA, or local service agreement, is the general term we use to refer to a contract under which we provide services to a station owned and/or operated by an independent third party. Local service agreements include shared services and advertising representation agreements. For further information regarding the LSAs to which we are party, see “Recent Developments.”

(2)                                 On March 7, 2005, we sold WPTA-TV, UHF Channel 21, the ABC affiliate serving Fort Wayne, Indiana, to Malara Broadcast Group. On March 8, 2005, we acquired WISE-TV, UHF Channel 33, the NBC affiliate serving Fort Wayne, Indiana, from New Vision Group, L.L.C.

(3)                                 On March 8, 2005, we entered into a strategic arrangement with Malara Broadcast Group, under which we will provide advertising sales, promotion and administrative services, and selected programming to Malara Broadcast Group-owned stations WPTA-TV and KDLH-TV in return for certain fees that will be paid by Malara Broadcast Group to us.

(4)                                  We own a 3,400 square foot building on the property.

Item 3.  Legal Proceedings

In May 2004, an application was filed with the FCC seeking consent to assign the license of television station KDLH to a subsidiary of Malara.  A petition to deny the application was filed with the FCC jointly by two competing television station licensees in the Duluth market asserting that the Company will have a prohibited ownership interest in KDLH by virtue of the operating arrangement between Malara and the Company.  The FCC’s Media Bureau (“Bureau”) denied the petition and granted the assignment application in December 2004.  In January 2005, the petitioning broadcasters filed an application for review seeking Commission-level review of the Bureau’s decision.  Malara filed an opposition to the application for review, and the petitioning broadcasters filed a response to that opposition.  The FCC has not yet ruled on the application for review.  Although we believe that the application for review is without merit and anticipate that the FCC will affirm the grant of the assignment application for KDLH, it is not possible to predict how the FCC will rule on the application for review.  It also is not possible to predict any remedial action or possible sanction that may be imposed by the FCC in the event that it grants the application for review.  An FCC grant of the application for review ultimately could result in a reformation or rescission of these agreements, the assignment of the KDLH license back to New Vision Group, L.L.C., or a sale by Malara of its ownership of KDLH.

In addition, we are from time to time involved in various claims and lawsuits that are incidental to its business.  Except as discussed above, we are not aware of any pending or threatened litigation, arbitration or administrative proceedings involving claims or amounts that, individually or in the aggregate, we believe are likely to materially harm our business, financial condition or future results of operations.  Any litigation, however, involves risk and potentially significant litigation costs, and therefore we cannot give any assurance that any litigation which may arise in the future will not materially harm our business, financial condition or future results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

On May 5, 2004, the holders of all of our Voting Common Stock adopted resolutions by unanimous written consent in lieu of an annual meeting electing W. Don Cornwell, Stuart J. Beck, James L. Greenwald, Martin F. Beck, Edward Dugger III, Thomas R. Settle, Charles J. Hamilton, Jr., Robert E. Selwyn, Jr., Jon E. Barfield, Milton Frederick Brown and Veronica Pollard as directors.  Effective November 15, 2004, Martin F. Beck retired from the Board of Directors of Granite.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock (Nonvoting) is traded on the Over-the-Counter Bulletin Board (OTCBB) under the stock symbol GBTVK.  As of March 7, 2005, the approximate number of record holders of Common Stock (Nonvoting) was 263.

The following table sets forth the closing market price ranges per share of Common Stock (Nonvoting) during 2004 and 2003, as reported by the over-the-counter bulletin board and NASDAQ markets. The quotations represent prices on the over-the-counter bulletin board and NASDAQ between dealers in securities, do not include retail markup, markdown or commission, and do not necessarily represent actual transactions.

	High	Low

2004
First Quarter	$1.97	$1.52
Second Quarter	1.90	.70
Third Quarter	.72	.13
Fourth Quarter	.50	.23

2003
First Quarter	2.21	1.40
Second Quarter	3.70	1.44
Third Quarter	3.15	2.31
Fourth Quarter	2.69	1.33

As of March 7, 2005 the closing price per share for our Common Stock (Nonvoting), as reported by the over-the-counter bulletin board was $0.32 per share.

There is no established public trading market for our Class A Voting Common Stock, par value $.01 per share, our Voting Common Stock.  The Voting Common Stock and the Common Stock (Nonvoting) are referred to herein collectively as the Common Stock.  As of March 7, 2005, the number of record holders of Voting Common Stock was one.  Granite is a Controlled Company as defined by Nasdaq Marketplace Rule 4350(c)(5).

We have never declared or paid a cash dividend on our Common Stock and do not anticipate paying a dividend on our Common Stock in the foreseeable future.  The payment of cash dividends on any of our equity securities is subject to certain limitations under the Indenture governing our 9 3/4 % Senior Secured Notes and under the Certificate of Designations of our 12 3/4 % Cumulative Exchangeable Preferred Stock.  We are also prohibited from paying dividends on any Common Stock until all accrued but unpaid dividends on our Series A Convertible Preferred Stock, par value $.01 per share, are paid in full.  All outstanding shares of Series A Preferred Stock were converted into Common Stock (Nonvoting) in August 1995.  Accrued dividends on the Series A Preferred Stock, which totaled $262,844 at December 31, 2004, are payable on the date on which such dividends may be paid under our existing debt instruments.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	7,034,341	$5.85	2,492,859
Equity compensation plans not approved by security holders	—	—	—
Total	7,034,341	$5.85	2,492,859

On December 22, 2003, we completed a $405,000,000 offering of our 9 3/4% Senior Secured Notes due December 1, 2010.  The Senior Secured Notes have been registered and declared effective as of June 10, 2004 under the Securities Act of 1933.  The registered notes are not listed on any securities exchange.

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

	Years Ended December 31,
	2004	2003	2002	2001	2000

	(Dollars in thousands except per share data)
Statement of Operations Data:
Net revenues	$113,765	$108,544	$135,344	$113,075	$140,070
Station operating expenses	90,227	92,033	103,963	116,374	104,396
Depreciation	6,430	6,285	5,897	6,076	5,725
Amortization of intangible assets	7,893	9,976	21,965	26,735	26,865
Impairment of Goodwill (b)	15,491	—	—	—	—
Corporate expense	13,532	11,715	9,536	9,687	10,392
Performance award expense	3,415	52	—	—	—
Corporate separation agreement expense	1,406	—	—	—	—
Non-cash compensation expense	697	896	1,508	1,473	1,974
Operating (loss)	(25,326)	(12,413)	(7,525)	(47,270)	(9,282)

Interest expense, net	38,379	30,024	33,812	45,923	28,975
Non-cash interest expense	4,199	4,969	13,031	7,951	3,008
Non-cash preferred stock dividend	25,548	12,774	—	—	—
Gain on sale of assets	—	—	(192,406)	—	—
Gain from insurance claim	—	—	—	—	(1,247)
Loss (gain) on extinguishment of debt (a)	—	3,215	15,097	2,012	(6,184)
Other expenses	1,554	584	869	1,141	2,079
(Loss) income before income taxes and cumulative effect of a change in accounting principle	(95,006)	(63,979)	122,072	(104,297)	(35,913)
(Benefit) provision for income taxes	(11,714)	(17,032)	53,161	(27,550)	(8,404)
(Loss) income before cumulative effect of a change in accounting principle	(83,292)	(46,947)	68,911	(76,747)	(27,509)
Cumulative effect of a change in accounting principle, net of tax benefit	—	—	150,479	—	—
Net (loss) income	$(83,292)	$(46,947)	$(81,568)	$(76,747)	$(27,509)

Net (loss) income attributable to common shareholders	$(83,292)	$(59,828)	$(80,745)	$(109,311)	$(56,345)

Per common share:
Basic (loss) income before cumulative effect of a change in accounting principle	$(4.30)	$(3.15)	$3.72	$(5.89)	$(3.10)
Basic net (loss) income	$(4.30)	$(3.15)	$(4.31)	$(5.89)	$(3.10)
Weighted average common shares outstanding	19,366	18,991	18,749	18,569	18,203

Net (loss) income attributable to common shareholders – assuming dilution	$(83,292)	$(59,828)	$(80,745)	$(109,311)	$(56,345)

Per common share:
Diluted (loss) income cumulative effect of a change in accounting principle	$(4.30)	$(3.15)	$3.65	$(5.89)	$(3.10)
Diluted net (loss) income	$(4.30)	$(3.15)	$(4.23)	$(5.89)	$(3.10)
Weighted average common shares outstanding – assuming dilution	19,366	18,991	19,098	18,569	18,203

(a)                                  In January 2003, we retroactively adopted Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.  This statement eliminates the requirement to classify all gains and losses related to the extinguishment of debt as extraordinary items.  Accordingly, prior years were reclassified to reflect extraordinary (gain) loss as a component of income from continuing operations.

(b)                                 We completed our annual impairment test as of December 31, 2004 in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement 142”), and recorded an impairment charge on the carrying value of goodwill of approximately $15,491,000.

	As of December 31,
	2004	2003	2002	2001	2000
Selected Balance Sheet Data:
Total assets (b)	$429,929	$504,097	$472,184	$731,097	$732,091
Total debt	400,791	400,087	312,791	401,206	311,391
Total long-term liabilities (b)	320,390	312,247	108,473	116,081	133,050
Redeemable preferred stock (a)	—	—	198,125	272,109	239,545
Stockholders’ (deficit) equity	(332,090)	(249,432)	(190,295)	(98,144)	7,816

(a)                                  We adopted Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  Accordingly, the redeemable preferred stock ($198,481) has been classified as a long-term liability at December 31, 2003.

(b)                                 In the second quarter 2004, the Company adjusted its Goodwill and Deferred Tax Liability balances by approximately $14,926,000 to appropriately reflect the tax basis of certain assets acquired in prior years’ acquisitions.  These adjustments have been reflected in 2004 and 2003 Balance Sheets disclosed herein.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operation should be read in conjunction with our consolidated financial statements and the accompanying notes that appear under Item 8 in this Form 10-K.

Executive Summary

We own and operate eight network affiliated television stations in geographically diverse markets reaching over 6% of the nation’s television households.  As of December 31, 2004, three stations are affiliated with NBC, two with ABC and one with CBS, our Big Three Affiliates, and two stations are affiliated with the Warner Brothers Television Network, our WB Affiliates.  The NBC affiliates are KSEE-TV, Fresno-Visalia, California, WEEK-TV, Peoria-Bloomington, Illinois, and KBJR-TV, Duluth, Minnesota and Superior, Wisconsin.  The ABC affiliates are WKBW-TV, Buffalo, New York and WPTA-TV, Fort Wayne, Indiana, which we sold on March 7, 2005, as discussed below.  The CBS affiliate is WTVH-TV, Syracuse, New York.  The WB affiliates are KBWB-TV, San Francisco, California and WDWB-TV, Detroit, Michigan.  As discussed below, on March 8, 2005, we completed the acquisition of WISE-TV, the NBC affiliate serving Fort Wayne, Indiana.  Our consolidated financial statements and accompanying notes that appear under Item 8 of this Form 10-K, unless otherwise indicated, reflect our financial condition and results of operations based on the stations owned by us on December 31, 2004.

On January 1, 2002, KNTV switched from an independent station to the NBC affiliate for the San Francisco - Oakland - San Jose television market until its sale on April 30, 2002.  Comparisons of our consolidated financial statements between the years ended December 31, 2003 and 2002 have been affected by the sale of KNTV and a reduction in amortization expense of certain goodwill and other indefinite lived intangible assets in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, or Statement 142, which was effective January 1, 2002.

We believe that inflation has not had a material impact on our results of operations for each of the three years in the period ended December 31, 2004.  However, there can be no assurance that future inflation would not have an adverse impact on our operating results and financial condition.

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

Set forth below are the principal types of television revenues received by the television stations we own for the periods indicated and the percentage contribution of each to the gross television revenues of our television stations.

GROSS REVENUES, BY CATEGORY,
FOR OUR STATIONS

(dollars in thousands)

	Years Ended December 31,
	2004		2003		2002
	Amount	%	Amount	%	Amount	%

Local/Regional	$66,075	49.2%	$66,126	50.8%	$77,730	47.6%
National	52,340	39.0%	54,785	42.1%	66,673	40.9%
Network Compensation	3,059	2.3%	3,205	2.5%	3,093	1.9%
Political	8,778	6.5%	1,882	1.5%	10,882	6.7%
Other	4,033	3.0%	4,048	3.1%	4,772	2.9%
Gross Revenue	134,285	100%	130,046	100.0%	163,150	100.0%
Agency Commissions	20,520		21,502		27,806
Net Revenue	$113,765		$108,544		$135,344

Automotive advertising constitutes our single largest source of gross revenues, accounting for approximately 20% of our total gross revenues in 2004.  Gross revenues from restaurants and paid programming accounted for approximately 16% of our total gross revenues in 2004.  Each other category of advertising revenue represents less than 5% of our total gross revenues.

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

Revenue recognition

Our primary source of revenue is the sale of television time to advertisers.  Revenue is recorded when the advertisements are aired.  Other sources of revenue are compensation from the networks, studio rental and commercial production activities.  These revenues are recorded when the programs are aired and the services are performed. Revenue from barter transactions is recognized when advertisements are broadcast and merchandise or services received are charged to expense when received or used.  Barter revenue totaled $2,024,000, $1,894,000 and $1,922,000 for the years ended December 31, 2004, 2003 and 2002 respectively.  Barter expense totaled $1,456,000, $1,572,000 and $1,090,000 for the years ended December 31, 2004, 2003 and 2002 respectively.

Film Contract Rights

Film contract rights are recorded as assets at gross value when the license period begins and the films are available for broadcasting.  Film contract rights are amortized on an accelerated basis over the estimated usage of the films, and are classified as current or non-current on that basis.  Our accounting for long-lived film contract assets requires judgment as to the likelihood that such assets will generate sufficient revenue to cover the associated expense.  We review our film contract rights for impairment by projecting the amount of revenue the program will generate over the remaining life of the contract by applying average historical rates and sell-out percentages for a specific time period and comparing it to the program’s expense.  If circumstances were to change, such as the projected future revenue of a program is less than its future expense and/or the expected broadcast period is shortened or cancelled due to poor ratings, we would be required to write-off the exposed value of the program rights ratably or potentially immediately. We have written down the value of certain film contract rights by $ 3,800,000, $3,000,000 and $5,600,000 during the years ended December 31, 2004, 2003 and 2002 respectively.  Film contract rights payable are classified as current or non-current in accordance with the payment terms of the various license agreements.  Film contract rights are reflected in the consolidated balance sheet at the lower of unamortized cost or estimated net realizable value. As of December 31, 2004, the amounts of current film contract rights and non-current film contract rights were $11,606,000 and $5,180,000, respectively.

Goodwill and Intangible Assets

We have made acquisitions in the past for which a significant portion of the purchase price was allocated to goodwill and other identifiable intangible assets.

In accordance with Statement 142, goodwill and other intangible assets deemed to have indefinite lives are no longer being amortized, but instead are subject to annual impairment tests. We and our independent appraisers perform annual impairment tests using a discounted cash flow model.  We and our independent appraisers then compare the estimated fair market value to the book value to determine if an impairment exists.  Our discounted cash flow model is based on our judgment of future market conditions within the designated marketing area of each broadcast license as well as discount rates that would be used by market participants in an arms-length transaction.  Our goodwill and other indefinite-lives intangible assets could be impaired if future events result in a conclusion that market conditions have declined or discount rates have increased.  Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations. We adopted the new rule on accounting for goodwill and other intangible assets beginning on January 1, 2002. We recorded a charge to reduce the carrying value of its goodwill and other indefinite-lived assets by $95,000,000 and $114,000,000, respectively during the first quarter of 2002. The annual impairment testing required by Statement 142 was completed as of December 31, 2004 and resulted in a write down of the carrying value of our goodwill by $15,491,000, as a result of decreases in projected future cash flows from operations at certain stations.  During the second quarter of 2004, we adjusted our goodwill and related deferred tax liability balances by approximately $14,926,000 to appropriately reflect the tax basis of certain assets acquired in prior years’ acquisitions. As of December 31, 2004, we had $174,734,000 in goodwill and other intangible assets with indefinite lives net of accumulated amortization.

We and our independent appraisers determine the value of our FCC licenses using discounted cash flow valuation method assuming a hypothetical independent station whose only identifiable asset is the FCC license. We believe that our FCC licenses have an indefinite life based on the historical basis to renew such licenses.

In previous years we and our independent appraisers tested the impairment of our FCC licenses at select locations where their may be potential indicators of a potential impairment. However, commencing in 2004, we tested the impairment of all of our FCC licenses annually or whenever events or changes indicate that such assets may be impaired. The impairment test consists of a comparison of the fair value of the FCC licenses with their carrying amount on a station-by-station basis using a discounted cash flow model.  The annual impairment testing for FCC licenses was completed as of December 31, 2004 and did not result in any additional write down of the carrying value of our licenses.

Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset is not recoverable.  At such time as an impairment in value of a long-lived asset is identified the impairment will be measured in accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” as the amount by which the carrying amount of a long-lived asset exceeds its fair value.  To determine fair value we employ an expected present value technique, which utilizes multiple cash flow scenarios that reflect the range of possible outcomes and an appropriate discount rate.  If circumstances were to change, such as a decreased cash flow scenarios, we would be required to record impairment charges of the exposed value of the long-lived assets which were not previously recorded.

Allowance for Doubtful Accounts

We must make estimates of the uncollectibility of our accounts receivable.  We specifically review historical write-off activity by market, large customer concentrations, customer credit worthiness, and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.  Our experience has been that the level of customer defaults has been predictable and that the allowance for doubtful accounts has been adequate to cover such defaults.  If circumstances change, such as higher than expected defaults or an unexpected material adverse change in an agency’s ability to meet its financial obligation to us, our estimates of the recoverability of amounts due our company could be reduced by a material amount. As of December 31, 2004 and 2003, our allowance for doubtful accounts totaled approximately $896,000 and $1,319,000, respectively.

Results of Operations

Overview

Net revenue for our eight-station group increased 4.8% due primarily to increased political spending in a presidential -election year.  Net political revenue was $7,461,000 in 2004, comprising approximately 7% of net revenue as compared to net political revenue of $1,600,000 in 2003.  Excluding political revenue, net revenue decreased by less than 1% in 2004.  Local non-political revenue experienced approximately 2% growth during the first nine months of the year before finishing the year unchanged.  We continue to focus on our strong news brands and targeted sales initiatives as our foundation for local performance and growth.  National non-political revenues decreased approximately 4.5% during the year. National non-political revenue at our Big Three affiliates increased approximately 3.4% during the year, which was offset by decreases in national non-political revenues at our WB affiliates of approximately 16.6%.   Overall, automotive, our largest revenue category remained essentially flat.  We experienced growth in several other major categories, such as instruction schools, home remodeling and financial services which were offset by decreases in categories such as fast foods, entertainment (movies and amusement parks) and department stores. Our WB affiliates experienced decreases in non-political national revenue of 16.6% primarily due to declines in two of our WB station’s top categories, movies and paid programming.

Operating expenses consist primarily of personnel-related costs such as compensation and benefits and the cost of programming.  Rising healthcare costs, compensation increases, increased power costs resulting from the launch of digital broadcasting in all eight of our markets, increased sales and promotional expenses and restructuring charges at our Buffalo, New York station were offset, in part, by lower film amortization expense primarily resulting from the write-downs of certain film contract rights over the past three years and the replacement of expensive, unprofitable programs at our WB affiliates with less expensive, profitable programs.  During 2005, we expect continued increases in healthcare costs and power costs, which will be offset by decreased film amortization expense.

In the fourth quarter of 2003, we completed a refinancing of our debt capital structure through the offering of $405,000,000 of our 9 3/4 % Senior Secured Notes due 2010.  The proceeds from this offering were used in part to eliminate all of our then existing debt and provide us with more flexibility to achieve our strategic vision, which includes selling or swapping our WB affiliated stations for news-oriented stations and to capitalize on the operating efficiencies that consolidation provides by providing services under various shared service agreements to third party stations within the same market where we currently own and operate an existing station thereby creating “market platforms” in some of our current markets.

Comparisons of results for the twelve-months ended December 31, 2003 versus December 31, 2002 are impacted by the disposition of KNTV on April 30, 2002.   In order to better highlight the performance of the eight stations group we currently operate, we present certain information on a “same station” basis, which removes the operating results of KNTV from 2002.

Years ended December 31, 2004 and 2003

Net revenue increased $5,221,000 or 4.8% to $113,765,000 for the year ended December 31, 2004, from $108,544,000 for the year ended December 31, 2003.   The increase was primarily due to an increase in political advertising revenue of $6,896,000 offset, in part, by decreases in non-political national revenues of $2,444,000.  The declines in non-political national revenue were primarily due to decreases in entertainment, telecommunications and financial services categories.  Non-political local revenue remained essentially flat during 2004.

Station operating expenses decreased $1,806,000 or 2.0% to $90,227,000 for the year ended December 31, 2004, from $92,033,000 for the same period a year earlier. The decrease was primarily due to lower film amortization expense due to the effects of write-downs of certain film contract rights over the past three years and the replacement of expensive, unprofitable programs at our WB affiliates with less expensive, profitable programs.  This decrease was offset, in part, by increases in healthcare costs, compensation increases, increases in power costs resulting from the launch of digital broadcasting in all eight of our markets, increased sales and promotional expenses, and restructuring charges at our Buffalo, New York station.

Big Three Affiliates

GROSS REVENUES, BY CATEGORY,

FOR OUR BIG THREE STATIONS

(dollars in thousands)

	2004		2003
	Amount	%	Amount	%

Local/Regional	$45,160	47.7%	$44,887	51.6%
National	34,357	36.3%	33,231	38.3%
Network Compensation	3,059	3.2%	3,205	3.7%
Political	8,379	8.9%	1,818	2.1%
Other	3,720	3.9%	3,730	4.3%
Gross Revenue	94,675	100%	86,871	100.0%
Agency Commissions	14,175		13,538
Net Revenue	$80,500		$73,333

Net revenue at our Big Three affiliates increased $7,167,000 or 9.8% to $80,500,000 primarily due to an increase in political advertising and non-political national revenues of $6,561,000 and $1,126,000, respectively.  The non-political national revenue increase was due to growth in the paid programming, food stores and department stores categories. Non-political local revenue was essentially flat.  Excluding political, net revenue increased 2.2%.  During 2004 and 2003, the Big Three affiliates contributed 71% and 67%, respectively, to net revenues.

Station operating expenses at our Big Three affiliates increased $2,829,000 or 5.3% to $56,101,000 due primarily to increases in healthcare costs, compensation, increases in power costs resulting from the launch of digital broadcasting in all of our markets, increased sales and promotional expenses and a restructuring charge at our Buffalo, New York station. We anticipate realizing savings in future periods as a result of reduced personnel in connection with our one-time restructuring charge at Buffalo, New York.

WB Affiliates

GROSS REVENUES, BY CATEGORY,

FOR OUR WB AFFILIATES

(dollars in thousands)

	2004		2003
	Amount	%	Amount	%

Local/Regional	$20,915	52.8%	$21,239	49.2%
National	17,983	45.4%	21,555	50.0%
Political	399	1.0%	64.1%
Other	313	0.8%	317.7%
Gross Revenue	39,610	100%	43,175	100.0%
Agency Commissions	6,345		7,964
Net Revenue	$33,265		$35,211

Net revenue at our WB affiliates decreased $1,946,000 or 5.5% to $33,265,000.  Non-political local revenue decreased 1.5% due to declines in the fast foods, department stores and amusement parks categories. Non-political national revenues decreased 16.6% due to declines in the automotive, paid programming and movies categories. The WB affiliates do not generate meaningful political revenue, as they do not broadcast local news.  During 2004 and 2003, the WB affiliates contributed 29% and 33%, respectively, to net revenues.

Station operating expenses at our WB affiliates decreased $4,635,000 or 12% to $34,126,000 primarily due to lower film amortization expense due to the effects of write-downs of certain film contract rights over the past three years, the replacement of expensive, unprofitable programs with less expensive, profitable programs decreased bad debt expenses due to our improved collections and deceased general and administrative expenses.   We wrote film assets down to net realizable value in 2004 and 2003 by $3,800,000 and $3,000,000, respectively.

Amortization expense decreased $2,083,000 or 21% during the twelve months ended December 31, 2004 compared to the same period a year earlier. The decrease was primarily due to the completion of amortization expense of a covenant not to compete as of July 2003. Depreciation expense increased $145,000 or 2% during the twelve months ended December 31, 2004 compared to the same period a year earlier.  The increase was primarily due to increased capital expenditures in 2003 for the conversion to digital broadcasting.

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement 142”), we completed our annual impairment test as of December 31, 2004 and recorded an impairment charge on the carrying value of goodwill of approximately $15,491,000. We performed our annual impairment test as of December 31, 2003 and 2002 and concluded that no write down of goodwill and other indefinite lived intangible assets was required for either year.

Corporate expense totaled $13,532,000 an increase of $1,817,000 or 15.5% compared to same period a year earlier.  The primary increase was due to increased professional fees relating to the implementation, documentation and testing for Sarbanes-Oxley Section 404 compliance.  Increased healthcare costs and timing of year-end accruals also contributed to our increased corporate expense. The performance award expense for the twelve months ended December 31, 2004 totaled $3,415,000 as compared to

$52,000 in the same period a year earlier.  This was primarily due to the expensing of the unvested portion of a performance award earned in 2003 by an executive who departed the Company in September 2004.  The corporate separation agreement expense for the twelve months ended December 31, 2004 totaled $1,406,000 and relates primarily to severance and other benefits payable to an executive who departed our Company in September 2004 pursuant to the terms of a separation agreement.  Non-cash compensation expense decreased $199,000 or 22% primarily due to the forfeitures of stock awards granted certain personnel in prior years who are no longer employed by us as of December 31, 2004.

Interest expense totaled $39,541,000; an increase of $8,236,000 or 26% compared to $31,305,000 for the twelve months ended December 31, 2003.  The increase was primarily due to our 9 3/4 % Senior Secured Notes being outstanding for a full year.  Interest income totaled $1,162,000; a decrease of $119,000, or 9% compared to the twelve months ended December 31, 2003.  The decrease was primarily due to the recognition of interest income on an interest rate hedge related to the 8 7/8% Senior Subordinated Notes in 2003.  Non-cash interest expense totaled $4,199,000; a decrease of $770,000 or 15.5% primarily due to reduced amortization of deferred financing fees.

We recorded as an expense the accrual of dividends on our 12 3/4% Cumulative Exchangeable Preferred Stock totaling $25,548,000 during the twelve months ended December 31, 2004 and totaling $12,774,000 for the same period a year earlier as required by Statement of Financial Accounting Standards No.150. For the six months ended June 30, 2003, dividends on the Preferred Stock were treated as a reduction of stockholders’ equity.

We recorded a $3,215,000 loss on the early extinguishment of debt in 2003 due to the write-off of unamortized deferred financing fees associated with the debt repaid.

We recorded a deferred tax benefit of $11,714,000 in 2004, compared to a current and deferred tax benefit of $17,032,000 in 2003.   The decline in the tax benefit is primarily due to recording additional valuation allowance against net operating loss carry forwards, which may not be utilized in future periods.

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

Big Three Affiliates — Same Station

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

Corporate expense totaled $11,715,000; an increase of $2,179,000 or 23% compared to $9,536,000 for the twelve months ended December 31, 2002.  The increase was primarily due an increase in compensation, professional fees and officers’ and directors’ liability insurance.  Non-cash compensation expense decreased $613,000 or 41% due to a reduction in stock awards granted to certain executives.

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

Restructuring and Severance Charges

During 2004, we recognized a $1,406,000 restructuring charge related to severance and other benefits for an executive and administrative support personnel who left our company in 2004.

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

At December 31, 2004, the restructuring charges were included in “other accrued liabilities” on the consolidated Balance Sheets and the related expense for the charges at the Buffalo, New York television station are included in “station operating expenses” and the related expense for the corporate charges are included in “corporate separation agreement expenses” on the consolidated Statement of Operations. These costs were recognized in accordance with the provisions of Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

The following is a reconciliation of the aggregate liability recorded for restructuring charges as of December 31, 2004:

	Year Ended December 31, 2004
	December 31, 2003	Provision	Payments	December 31, 2004

Buffalo, New York	$—	$621,000	$371,000	$250,000
Corporate	—	1,406,000	192,000	1,214,000

Total	$—	$2,027,000	$563,000	$1,464,000

The liability for the restructuring charges will be paid in accordance with the provisions of the severance agreements and payments are expected to be completed at various times through March 2006.

Recent Developments

On March 7, 2005, we completed the sale of  WPTA-TV, the ABC affiliate serving Fort Wayne, Indiana (“WPTA-TV”), to a subsidiary of Malara Broadcast Group for approximately $45.4 million, pursuant to the terms and conditions of an asset purchase agreement, dated April 23, 2004.  In addition, on March 8, 2005, we completed the purchase of WISE-TV, the NBC affiliate serving Fort Wayne, Indiana, from New Vision Group, LLC (“New Vision Television”) for approximately $43.5 million, pursuant to the terms and conditions of a stock purchase agreement, dated April 23, 2004.

In addition, a subsidiary of Malara Broadcast Group on March 8, 2005, acquired CBS affiliate KDLH-TV, Duluth, Minnesota-Superior, Wisconsin (“KDLH-TV”) from New Vision Television and certain of its subsidiaries for approximately $9.5 million, pursuant to the terms and conditions of an asset purchase agreement, dated April 23, 2004. We currently own and operate KBJR-TV, the NBC affiliate serving Duluth-Superior.

On March 8, 2005, we entered into a strategic arrangement with Malara Broadcast Group, under which we will provide advertising sales, promotion and administrative services, and selected programming to Malara Broadcast Group-owned stations WPTA-TV and KDLH-TV in return for certain fees that will be paid by Malara Broadcast Group to us.  The fees payable to us will be paid after current debt service as well as certain other expenses Malara Broadcast Group incurs directly are satisfied.

Malara Broadcast Group financed its acquisition of WPTA-TV and KDLH-TV with the proceeds of borrowings pursuant to the Malara Broadcast Group Senior Credit Facility.  The Malara Broadcast Group Senior Credit Facility provides for two term loans totaling $48.5 million and a revolving loan of $5 million.  The $23.5 million Malara Broadcast Group Term Loan A is secured by a letter of credit.  To secure the reimbursement obligation in the event of a draw on the letter of credit, we pledged $25 million of U.S. Government Securities which are restricted and not available for working capital or any other purposes.  To the extent the Term Loan A is amortized, the letter of credit shall be proportionately reduced and we shall be permitted to proportionately reduce the amount of the pledged U.S. Government Securities.  The $25 million Malara Broadcast Group Term Loan B and the $5 million revolving loan are secured by the assets of WPTA-TV and KDLH-TV, and guaranteed on an unsecured basis by Granite Broadcasting Corporation.

We do not own Malara Broadcast Group or its television stations. However, as a result of Granite Broadcasting Corporation’s guarantee of the obligations incurred under Malara Broadcast Group’s Senior Credit Facility with respect to the Term Loan B and the revolving loan and due to our arrangements under the local service agreements and put/call option agreements, under Generally Accepted Accounting Principles in the United States (“U.S. GAAP”), specifically, Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities (“Interpretation 46”) we are required to consolidate Malara Broadcast Group’s financial position, results of operations and cash flows, as of December 31, 2004. As we will continue to consolidate WPTA-TV in accordance with the provisions of Interpretation 46, we will not account for the sale of assets of WPTA-TV to Malara Broadcast Group and no gain or loss will be recognized therefrom in the consolidated statements of operations.

Liquidity and Capital Resources

As of March 16, 2005, we had approximately $61,807,000 of cash and marketable securities on hand, of which $25,000,000 is pledged to support the reimbursement obligations in the event of a draw on the letter of credit that serves as collateral for the Term Loan A under Malara Broadcast Group’s Senior Credit Facility, which is described below and is restricted and not available for working capital or any other purposes.  To the extent the Term Loan A is amortized, the letter of credit shall be proportionately reduced and we shall be permitted to proportionately reduce the amount of the U.S. Government Securities pledged against the letter of credit.  Absent changes to our capital structure and station ownership, we will not have enough liquidity to service our existing obligations over the next twelve months.  In order to improve our existing liquidity position, we are currently exploring the sale of assets and the raising of additional capital. However, under our Indenture, our use of the net proceeds from the sale of assets is restricted.  Of the net proceeds received in an asset sale, $5 million may be used for working capital purposes and the remainder must be used either:

•                  to make an investment in properties and assets that replace the properties and assets that were the subject of such asset sale or in properties and assets that will be used in the business of the Company and its Restricted Subsidiaries as existing on the Issue Date or in businesses reasonably related thereto (“Replacement Assets”) or to finance, directly or indirectly, a Permitted Business Acquisition or enter into a definitive agreement to effectuate such acquisition; provided that (A) the primary purpose of such acquisition of Replacement Assets or Permitted Business Acquisition is to acquire, and there is acquired, a television station with a Big-4 (ABC, CBS, NBC or Fox) network affiliation agreement in place or the creation (through ownership by the Company and its Restricted Subsidiaries) of a “duopoly” in a market and (B) that the Company shall use all reasonable best efforts to promptly dispose of any other assets acquired in such acquisition or Permitted Business Acquisition (as such terms are defined in the Indenture); or

•                  to make an offer to all holders of the Notes to purchase such amount of the Notes less any such net proceeds used to acquire qualifying Replacement Assets or to make a Permitted Business Acquistion .

Assuming we are successful in selling assets and raising additional capital, we believe that the available proceeds together with the cash and marketable securities on hand and internally generated funds from operations will be sufficient to satisfy our cash requirements for our existing operations for the next twelve months.  There can be no assurance that we will be successful in selling assets and raising additional capital and a lack of liquidity would have a material adverse effect on our business strategy and therefore affect our ability to continue as a going concern. The 2004 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have established an investment policy for investing cash that is not immediately required for working capital purposes.  Our investment objectives are to preserve capital, maximize our return on investment and to ensure we have appropriate liquidity for our cash needs. The investments are considered to be available-for-sale as defined under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. As of December 31, 2004, we had approximately $60,859,000 of cash and cash equivalents and $5,604,000 of marketable securities. The marketable securities, which include direct obligations of the U.S. Government, domestic commercial paper and domestic certificates of deposits, have maturities of one year or less and have active markets to ensure portfolio liquidity.

The Company’s 9 3/4 % Senior Secured Notes

On December 22, 2003, we completed a $405,000,000 offering of our 9 3/4 % Senior Secured Notes (the “Notes”) due December 1, 2010, at a discount, resulting in proceeds to us of $400,067,100.  Interest on the Notes is payable on December 1 and June 1 of each year, which commenced on June 1, 2004.  We used the net proceeds from the offering in part to (i) repay all outstanding borrowings, plus accrued interest, under our senior credit agreement, (ii) redeem at par, plus accrued interest, all of our 9 3/8 % and 10 3/8 % senior subordinated notes due May and December 2005, respectively, and (iii) to repurchase at par, plus accrued interest, all of our 8 7/8 % senior subordinated notes due May 2008.  The remaining proceeds were invested in short-term securities as well as being used for general working capital purposes.

The Notes are our senior secured obligations. The Notes are guaranteed by each of our domestic restricted subsidiaries. The Notes and the guarantees are secured by substantially all of our assets.  We may redeem some or all of the Notes at any time on or after December 1, 2006. We may also redeem up to 35% of the aggregate principal amount of the Notes using the proceeds of one or more equity offerings on or before December 1, 2005.

The Indenture, which governs our Notes, restricts our ability and the ability of our restricted subsidiaries to, among other things: (i) incur additional debt and issue preferred stock; (ii) make certain distributions, investments and other restricted payments; (iii) create certain liens; (iv) enter into transactions with affiliates; (v) enter into agreements that restrict our restricted subsidiaries from making payments to us; (vi) merge, consolidate or sell substantially all of our assets; (vii) limit the ability of our subsidiaries to issue preferred stock; (viii) sell or acquire assets; and (ix) enter into new lines of business.

Under the Indenture, the Malara Broadcast Group companies to which we provides services pursuant to the local services agreements are subject to the terms of the Indenture applicable to Restricted Subsidiaries that are not Guarantors, as such terms are defined in the Indenture.

Malara Broadcast Group’s Senior Credit Facility

Malara Broadcast Group financed its acquisition of WPTA-TV and KDLH-TV in March 2005 with the proceeds of the Malara Broadcast Group Senior Credit Facility, consisting of two terms loans totaling $48.5 million and a revolving loan of $5 million. The $23.5 million Malara Broadcast Group Term Loan A is secured by a letter of credit. To secure the reimbursement obligations in the event of a draw on the letter of credit, pursuant to the terms and conditions of an Application and Agreement for Standby Letter of Credit, we pledged $25 million of U.S. Government Securities. To the extent the Term Loan A is amortized, the letter of credit shall be proportionately reduced and we shall be permitted to proportionately reduce the amount of the pledged U.S. Government Securities.  The $25 million Malara Broadcast Group Term Loan B and the $5 million revolving loan are secured by the assets of WPTA-TV and KDLH-TV, and guaranteed on an unsecured basis by Granite Broadcasting Corporation pursuant to a guaranty agreement (the “Granite Guaranty”).

The Malara Broadcast Group Senior Credit Facility contains covenants restricting the ability of Malara Broadcast Group and its subsidiaries to, among other things, (i) incur additional debt, (ii) incur liens, (iii) make loans and investments, (iv) incur contingent obligations (including hedging arrangements), (v) declare dividends or redeem or repurchase capital stock or debt, (vi) engage in certain mergers, acquisitions and asset sales, (vii) engage in transactions with affiliates, (viii) engage in sale-leaseback transactions and (ix) change the nature of its business and the business conducted by its subsidiaries.  Malara Broadcast Group is also required to comply with financial covenants with respect to a minimum interest coverage ratio, minimum consolidated available cash flow, a maximum leverage ratio and minimum consolidated net revenue and limits on capital expenditures.

Interest rates associated with the Term Loan A are based, at Malara Broadcast Group’s option, at either (i) the higher of the Prime Rate or the Federal Funds Effective Rate plus 0.50% (the “Base Rate”) or (ii) the Adjusted Eurodollar Rate plus 0.60% per annum, as such terms are defined in the Malara Broadcast Group Senior Credit Facility.  Interest rates associated with the Term Loan B and Revolving Loan are based, at Malara Broadcast Group’s option, at either (i) the Base Rate plus 4.625% per annum or (ii) the Adjusted Eurodollar Rate plus 7.375% per annum.  In addition, Deferred Interest (as defined in the Malara Broadcast Group Senior Credit Facility) accrues with respect to, and is added to the principal amount of, the Term Loan B and Revolving Loan at a rate of 3% per annum. Additionally, Malara Broadcast Group is required to pay monthly commitment fees on the unused portion of its revolving loan commitment at a rate of 0.50% per annum.  Cash interest payments are payable monthly.

Malara Broadcast Group is required to make monthly principal payments on the Term Loan B as follows: (i) $125,000 payable at the end of each month from June 1, 2006 through March 31, 2007, (ii) $158,333.33 payable at the end of each month from April 1, 2007, through March 31, 2008, and (iii) $216,667 payable at the end of each month from April 1, 2008, through February 1, 2010.

Malara Broadcast Group is required to make monthly principal payments on the Term Loan A and the Revolving Loan equal to the product of (i) the Repayment Percentage (which is 25% unless there is an Event of Default or the Consolidated Loan to Stick Value is less than 70%, in which case the Repayment Percentage is 100%) and (ii) the Consolidated Excess Free Cash Flow for the month preceding the month in which such installment is due, as such terms are defined in the Malara Broadcast Group Senior Credit Facility.  “Consolidated Excess Free Cash Flow” means, for any period, an amount (if positive) equal to (i) Consolidated Net Revenues; minus (ii) the sum, without duplication, of the amounts for such period of (a) Consolidated Station Expenses, (b) all payment obligations due and payable during such period with respect to the Obligations under the Malara Broadcast Group Senior Credit Facility, (c) Capital Expenditure Reserves established during such period, and (d) Consolidated Capital Expenditures paid in cash during such period, but only to the extent such Consolidated Capital Expenditures exceed the aggregate amount of accumulated Capital Expenditure Reserves as of such period; minus (iii) Granite Actual Incremental Station Expenses for such period not to exceed certain thresholds; provided that, if the Consolidated Loan to Stick Value Ratio is equal to or greater than 70% at any time during such period, Granite Actual Incremental Station Expenses shall not be deducted in the calculation of Consolidated Excess Free Cash Flow for such period to the extent necessary to reduce such ratio to less than 70% (up to the full amount of all such Granite Actual Incremental Station Expenses); provided, further, that if an Event of Default involving (1) a breach or default by any subsidiary of Malara Broadcast Group of any of the terms of the Indenture, if the effect of any such breach or default is to cause or permit such indebtedness or Notes to become declared due and payable prior to stated maturity, (2) a failure of Malara Broadcast Group perform or comply with financial covenants in the Malara Broadcast Group Senior Credit Facility or (3) a failure of Granite Broadcasting

Corporation to perform or comply with the Granite Guaranty, has occurred and is continuing, then Granite Actual Incremental Station Expenses shall not be deducted in the calculation of Consolidated Excess Free Cash Flow unless and until, in the case of an Event of Default involving a failure of Malara Broadcast Group perform or comply with financial covenants only, Malara Broadcast Group shall have delivered a Compliance Certificate for a period subsequent to that during which the Event of Default occurred certifying compliance with the financial covenants for such subsequent period, as all such terms are defined in the Malara Broadcast Group Senior Credit Facility.  All such payments shall be applied first to repay the outstanding Revolving Loan to the full extent thereof (without a corresponding reduction in the Revolving Loan Commitment Amount) and second to repay the outstanding Term Loan A to the full extent thereof; provided that, if the Repayment Percentage for such monthly installment is 100%, the excess 75% of such monthly installment shall be applied first to repay the outstanding Revolving Loan to the full extent thereof and second to repay the outstanding Term Loan B to the full extent thereof.

The Company’s 12 3/4 % Cumulative Exchangeable Preferred Stock

Under the terms of the Certificate of Designations for our 12 3/4 % Cumulative Exchangeable Preferred Stock (the “Preferred Stock”), we were required to make the semi-annual dividends on such shares in cash beginning October 1, 2002.  The cash payment of dividends had been restricted by the terms of our previous senior credit agreement and indentures and is prohibited under the Indenture, which governs our Notes.  Consequently we have not paid the semi-annual dividend due to the holders since October 1, 2002.  Since three or more semi-annual dividend payments have not been paid, the holders of the Preferred Stock have the right to elect the lesser of two directors or that number of directors constituting 25% of the members of the Board of Directors.  The right of the holders of the Preferred Stock to elect members of the Board of Directors as set forth above will continue until such time as all accumulated dividends that are required to be paid in cash and that are in arrears on the Preferred Stock are paid in full in cash.  We are restricted from paying cash dividends under the Indenture, which governs our Notes, and do not anticipate paying cash dividends on our Preferred Stock in the foreseeable future.

Film Payments

As part of an overall effort to reduce station operating expenses, we have continued to make progress replacing expensive unprofitable programming with less expensive, profitable programming.

Film payments at our WB affiliates were $18.8 million for the year ended December 31, 2004 as compared to $20.1 million for the year ended December 31, 2003. Based on completed negotiations for the purchase of programming and our continued focus on contracting for competitive, but less expensive programming, we expect annual film payments at the WB affiliates to decline by approximately 50% by 2007 from our 2003 levels.

Film payments at our Big Three affiliates were $5.3 million for the year ended December 31, 2004 as compared to $5.2 million for the year ended December 31, 2003.  Based on completed negotiations for the purchase of programming, we expect annual film payments at the Big Three affiliates to decline by approximately 20% by 2007 from our 2003 levels.

Net Cash Used in Operating, Investing and Financing Activities

Net cash used in operating activities was $18,723,000 during the year ended December 31, 2004 compared to $20,775,000 during the year ended December 31, 2003.  The change in 2004 from 2003 was primarily due to the receipt of a $16,000,000 income tax refund, offset in part by increased payments of interest expense and changes in net assets.

Net cash used in investing activities was $10,307,000 during the year ended December 31, 2004 compared to $12,653,000 during the year ended December 31, 2003.  The change in 2004 from 2003 was primarily due to the purchase of marketable securities, offset by a reduction in capital expenditures due to the completion of our conversion to digital technology.  We spent $4,811,000 and $12,653,000 on capital expenditures during 2004 and 2003, respectively, primarily related to the implementation of digital technology.

Net cash used in financing activities was $325,000 during the year ended December 31, 2004 compared to net cash provided in financing activities of $69,321,000 during the year ended December 31, 2003.  The change in 2004 from 2003 was primarily due to the net cash provided as a result of the issuance of our Notes in December 2003.

No Off-Balance Sheet Arrangements

At December 31, 2004, 2003, and 2002, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Capital and Commercial Commitments

The following table and discussion reflect our significant contractual obligations and other commercial commitments as of December 31, 2004:

	Payment Due by Period
Capital Commitment	Total	1 Year	2-3 years	4-5 years	After 5 years

9 3/4% Senior Secured Notes due 2010	$405,000,000	$—	$—	$—	$405,000,000
Interest on Senior Secured Notes	233,634,000	39,487,000	78,975,000	78,975,000	36,197,000
Program contract commitments - current	42,503,000	24,527,000	15,376,000	2,600,000	—
Program contract commitments – future	33,281,000	1,481,000	11,458,000	12,218,000	8,124,000
WB Affiliation	7,366,000	2,523,000	4,843,000	—	—
Operating leases	14,001,000	1,906,000	3,104,000	3,164,000	5,827,000
12 3/4% Cumulative Exchangeable Preferred Stock, including accrued dividends (a)	377,670,000	—	—	377,670,000	—
Restructuring and severance	1,464,000	1,272,000	192,000	—	—

Total capital and commercial commitments	$1,114,919,000	$71,196,000	$113,948,000	$474,627,000	$455,148,000

(a)                                 As of December 31, 2004, the Cumulative Exchangeable Preferred Stock, including accrued dividends totaled $269,092,000. The table above includes the balance as of December 31, 2004 and the expected accrued dividends through April 2009, the date of redemption. Payment of cash dividends are restricted by the terms of the Indenture, which governs our existing Senior Secured Notes.

Recent Accounting Pronouncements

In December 2004, FASB issued Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, or Statement 123(R). Statement 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Statement 123(R) requires an entity to recognize the grant-date fair-value expense of stock options or other equity based compensation issued to employees in the statement of operations. The revised Statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in Accounting Principles Board No. 25, Accounting for Stock Issued to Employees, or APB 25.   The revised Statement requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial position, results of operations or cash flows.

Statement 123(R) is effective for public companies that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. All public companies must use either the modified prospective or modified retrospective transition method. Early adoption of Statement 123(R) for interim or annual periods for which financial statements or interim reports have not been issued is encouraged but not required. We have not fully evaluated the impact, if any, of adopting this pronouncement which must be adopted in the third quarter of 2005, but we believe that the adoption of this Statement will not have a significant accounting impact.

In September 2004, Emerging Issues Task Force (“EITF”) issued Topic No. D-108, Use of the Residual Method to Value Acquired Assets Other than Goodwill, or Topic D-108. Topic D-108 requires that a direct value method be used to value intangible assets acquired in business combinations completed after September 29, 2004. Topic D-108 also requires that an impairment test using a direct value method on all intangible assets that were previously evaluated using the residual method be performed no later than the beginning of the first fiscal year beginning after December 15, 2004 (2005 for the Company). Any impairments arising from the initial application of a direct value method would be reported as a cumulative effect of accounting change. We have not fully evaluated the impact of, if any, of adopting this pronouncement which must be adopted for the year ended 2005, but we believe that the adoption of this Statement will not have a significant accounting impact.

In December 2003, the FASB issued Interpretation No. 46(R), Consolidation of Variable Interest Entities, or Interpretation 46.  Interpretation 46 addresses when a company should include in its financial statements the assets, liabilities and activities of another entity.  Interpretation 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  We adopted

Interpretation 46 for the year ended December 31, 2003 and the application of Interpretation 46 did not have a material impact on our financial position, results of operations, or cash flows.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, or Statement 150.  Statement 150 establishes standards for classifying and measuring as liabilities certain financial instruments that have characteristics of both liabilities and equity.  The provisions of Statement 150 are effective beginning with the first interim period after June 15, 2003.  We adopted Statement 150 during the six months ended December 31, 2003.  Our 12 3/4 % Cumulative Exchangeable Preferred Stock, which we refer to as the Preferred Stock, was reclassified on our consolidated balance sheet as a long-term liability and the accrual of dividends for the six months ended December 31, 2003 and we recorded as a charge to expense on the consolidated statement of operations.  The impact of adopting Statement 150 reduced income before income taxes by $25,548,000 and $12,774,000 for the years ended December 31, 2004 and 2003, respectively.  Prior to June 15, 2003, dividends on the Preferred Stock were treated as a reduction of shareholders’ equity.

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

Our sources of available liquidity is our cash and marketable securities (approximately $61,807,000 million as of March 16, 2005, of which $25 million is pledged to support the reimbursement obligations in the event of a draw on the letter of credit that supports the Term Loan A under Malara Broadcast Group’s Senior Credit Facility, which is described above).  Absent changes to our capital structure and station ownership we will not have enough liquidity to service our existing obligations on an ongoing basis.  Lack of liquidity would have a material adverse effect on our ability to implement our business strategy and affect our ability to make payments on the Notes.

Our principal strategy, seeking growth through acquisitions of television stations and operating arrangements with in-market television stations, may not be achievable absent dispositions of certain of our television stations.

Our ability to make acquisitions is dependent on our having successfully consummated asset dispositions.  We may not be able to find buyers willing to acquire our stations at prices and on terms and conditions satisfactory to us, or at all.  The current uncertainty in the regulatory environment surrounding multiple station ownership in certain of our existing television station markets may impede the sale of these stations at the present time.

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

The Indenture, which governs our Notes, limits, and future debt obligations may limit, our ability to pursue our acquisition strategy, including certain limitations in the Indenture with respect to acquisitions for cash. If our acquisition strategy is not successful, our ability to make payments on the Notes could be adversely affected. Even if our acquisition strategy is successful, we may be unable to make payments on the Notes due to events which are beyond our control such as prevailing business, financial and economic conditions.

Our failure to successfully implement our business strategy may negatively affect our future liquidity and materially adversely affect us and our ability to make payments on the Notes.

The FCC could reverse, rescind or otherwise modify the Media Bureau’s consent to the assignment of the license of KDLH-TV to Malara Broadcast Group.

In May 2004, an application was filed with the FCC seeking consent to assign the license of television station KDLH to a subsidiary of Malara.  A petition to deny the application was filed with the FCC jointly by two competing television station licensees in the Duluth market asserting that the Company will have a prohibited ownership interest in KDLH by virtue of the operating arrangement between Malara and the Company.  The FCC’s Media Bureau (“Bureau”) denied the petition and granted the assignment application in December 2004.  In January 2005, the petitioning broadcasters filed an application for review seeking Commission-level review of the Bureau’s decision.  Malara filed an opposition to the application for review, and the petitioning broadcasters filed a response to that opposition.  The FCC has not yet ruled on the application for review.  Although we believe that the application for review is without merit and anticipate that the FCC will affirm the grant of the assignment application for KDLH, it is not possible to predict how the FCC will rule on the application for review.  It also is not possible to predict any remedial action or possible sanction that may be imposed by the FCC in the event that it grants the application for review.  FCC grant of the applications for review ultimately could result in a reformation or rescission of these agreements, the assignment of the KDLH license back to New Vision Group, L.L.C., or a sale by Malara of its ownership of KDLH.

FCC ownership rules and policies may limit our ability to create or maintain arrangements with in-market television stations, which would impair our strategy.

We would like to own or provide services to affiliated television stations with a strong local news presence, particularly in television markets in which we already operate a station. We are actively pursuing this strategy which includes the creation of arrangements with in-market television stations through ownership of one station and a combination of agreements (such as shared services, local services, sales representation, marketing, operating, guarantees or other agreements and arrangements) with a second station in that market—and the sale of our WB stations in order to acquire news-oriented television stations. While these agreements take varying forms, a typical local services agreement, for example, is an agreement between two separately owned television stations serving the same market, whereby the owner of one station provides operational assistance to the other station, subject to ultimate editorial and other controls being exercised by the latter station’s owner. By operating or entering into a local services agreement with a second television station in a market in which we own a station, we believe that we could achieve significant operational efficiencies, broaden our audience reach and enhance our ability to capture more advertising spending in a given market. While these types of arrangements have been approved by the FCC pursuant to delegated authority as consistent with current FCC rules and policies, there can be no assurances that the FCC will continue to permit agreements as a means of creating opportunities for arrangements with in-market television stations, that the FCC will not assert its authority over the FCC staff in this area (which may result in modifications to current policy) or that the FCC’s treatment of these types of arrangements we may enter into will be consistent with the treatment described above or on terms that will permit us to realize the benefits described above. Specifically, the FCC may change its current policies with regard to the regulatory treatment of and acceptability of certain terms and conditions of such arrangements for a variety of reasons, such as in response to direction from legislators or public opinion, in a way that prevents such arrangements or requires significant modifications to the financial or other material terms of such arrangements. For example, the FCC recently initiated a proceeding to seek comment on whether to attribute same-market television joint sales agreements.  We cannot predict whether the FCC will decide to attribute television joint sales agreements.   See “Business —FCC Regulation of Television Broadcasting’’ and ‘‘Business—Attribution” under Item 1.  If the FCC, on its own initiative or in response to a third party complaint, were to challenge such arrangements and determine that such arrangements constitute attributable interests in violation of, or otherwise violate, the FCC’s rules or policies, we may be unable to implement this business strategy or be required to revise or terminate existing arrangements, and we could be subject to sanctions, fines and/or other penalties. Any such change in FCC policies concerning arrangements involving joint sales agreements, local services agreements, guarantees or similar agreements could limit our ability to establish or maintain arrangements with other in-market television stations and implement our acquisition strategy.

Current FCC ownership rules or revised FCC ownership rules, whether revised through FCC action, judicial review or federal legislation, may limit our acquisition strategy.

FCC ownership rules currently impose significant limitations on the ability of broadcast licensees to have attributable interests in multiple media properties. One of these local market ownership restrictions, known as the television duopoly rule, includes an ownership limit of one television station in medium and smaller markets and two stations in larger markets provided that there are at least eight independently owned and operating full-power television stations in the market and one of the combining stations is not ranked among the top four stations in the market. The FCC’s current rules also permit a waiver of the duopoly rule but only if one of the two television stations is a failed or failing station, if the proposed transaction would result in the construction of an unbuilt television station or if compelling public interest factors are present, provided that a waiver applicant demonstrates that no reasonable out-of-market buyer was available. Under the existing television duopoly rule, absent a waiver, we would not be able to acquire a second station in our existing Big-Three affiliated stations’ markets because our stations and the most likely target stations would be amongst the top-four rated stations in the market. Our ability to obtain a waiver of the existing duopoly rule also is severely restricted because neither our stations nor our most likely target stations would qualify as failed, failing or unbuilt stations. As a result, we would have to demonstrate the presence of compelling public interest factors in order to obtain a waiver. We are unable to predict whether the FCC would grant such a waiver. If we were to acquire a second station in a market pursuant to a waiver of the duopoly rule, we could not sell the duopoly to a third party unless that third party also: (i) obtained a waiver at the time of the proposed sale; or (ii) acquired one of the stations directly and established an operating arrangement —through a local services agreement or otherwise—with another party who then would acquire the second station.

On June 2, 2003, the FCC voted to substantially amend many of its ownership rules. The television duopoly rule was relaxed to permit ownership of up to three stations in certain large markets and two stations in many mid-sized markets, provided that no more than one of the co-owned stations can be among the top four rated stations in the market. In the markets in which we operate our Big-Three affiliated stations, absent a waiver, we would not be able to take advantage of this new duopoly rule because our station and the most likely target stations would be amongst the top-four rated stations in the market. The FCC further declared that it would grant waivers of the top-four restriction under certain circumstances, such as in markets where it can be established that ownership consolidation in small to mid-sized television markets with 11 or fewer television stations could lead to significant public interest benefits. We are unable to predict whether the FCC would grant us a waiver pursuant to this standard. The FCC further determined that a non-conforming combination permitted by a waiver of the duopoly rule could not be transferred jointly either as a separate asset or through the transfer of control of the licensee, except by obtaining a waiver of the rule upon each transfer or by sale to certain eligible small business entities. Therefore, as is currently the case under the present duopoly rule, if we were to acquire a second station in a market pursuant to a waiver, our ability to sell or transfer that duopoly would be restricted because any potential acquirer would need to obtain a waiver from the FCC in order to own the duopoly or establish its eligibility as a small business entity or would need to acquire one of the stations directly and establish an operating arrangement with another party who then would acquire the second station.

The FCC’s modified media ownership rules have not gone into effect because on September 3, 2003, the U.S. Court of Appeals for the Third Circuit stayed the effectiveness of the new rules.  On June 24, 2004, the Third Circuit issued a decision finding virtually all of the media ownership rules without support and remanding the proceeding back to the FCC for further consideration.  The stay of the modified media ownership rules remains in effect pending the FCC’s review on remand, except with respect to the FCC’s revised definition of local radio market.  The modified media ownership rules also are subject to pending petitions for reconsideration filed with the FCC.  In addition, on January 31, 2005, the National Association of Broadcasters and several industry parties requested the United States Supreme Court to review the Third Circuit’s decision.  The request for Supreme Court review remains pending.  We are unable to predict the eventual outcome of the reconsideration petitions, the outcome of the FCC’s review on remand, whether the Supreme Court will hear the appeal, or the outcome of any Supreme Court review.  We are unable to predict the potential effect any changes would have on our acquisition strategy.

The Indenture, which governs our Notes, contains various covenants that limit our management’s discretion in the operation of our business.

Our Indenture, which governs our Notes, contains various covenants that restrict our ability and the ability of our restricted subsidiaries to, among other things:

•                   incur additional debt and issue preferred stock;

•                   make certain distributions, investments and other restricted payments;

•                   create certain liens;

•                   enter into transactions with affiliates;

•                   enter into agreements that restrict our restricted subsidiaries from making payments to us;

•                   merge, consolidate or sell substantially all of our assets;

•                   limit the ability of our subsidiaries to issue preferred stock;

•                   sell or acquire assets; and

•                   enter into new lines of business.

As a result of these restrictions and covenants, our management’s ability to operate our business at its discretion is limited, and we may be unable to compete effectively, pursue acquisitions or take advantage of new business opportunities, any of which could harm our business.  Malara Broadcast Group’s Senior Credit Facility contains similar terms and restrictions.

If we fail to comply with the restrictions in the Indenture, a default may occur. A default would allow the trustee under the Indenture or the holders of the Notes to accelerate the related debt.  A default followed by an acceleration of the Notes would also allow the trustee under the Indenture to foreclose on collateral securing such debt.

Under the Indenture, the Malara Broadcast Group companies to which the Company provides services pursuant to the local services agreements are subject to the terms of the Indenture applicable to Restricted Subsidiaries that are not Guarantors, as such terms are defined in the Indenture.  Failure of the Malara Broadcast Group companies to which the Company provides services to comply with the terms of the Indenture applicable to Restricted Subsidiaries that are not Guarantors would result in a default under the Indenture, which in turn would create a default under Malara Broadcast Group’s Senior Credit Facility.

Malara Broadcast Group may make decisions regarding the operation of its station that could reduce the amount of cash we might receive under our local services agreements with Malara Broadcast Group.

Malara Broadcast Group is 100% owned by an independent third party.  As of March 8, 2005, Malara Broadcast Group owns and operates the following television stations: WPTA and KDLH. As of March 8, 2005, we entered into various local service agreements with Malara Broadcast Group pursuant to which we provide services to Malara Broadcast Group’s stations. In return for the services we provide, we receive substantially all of the available cash, after payment of debt service costs and other expenses, generated by Malara Broadcast Group’s stations. The Company also guarantees all of the obligations incurred under Malara Broadcast Group’s Senior Credit Facility with respect to the term loan B and revolving loan, which were incurred primarily in connection with Malara Broadcast Group’s acquisition of its stations.

We do not own Malara Broadcast Group or Malara Broadcast Group’s television stations. However, we are deemed to be the primary beneficial interest holders in them under U.S. GAAP. In order for our arrangements with Malara Broadcast Group to comply with FCC regulations, Malara Broadcast Group must maintain complete control over its own stations, including ultimate control over all operations of the stations, such as programming, finances, and personnel.  As a result, Malara Broadcast Group’s equity holder and officers can make decisions with which we disagree and which could reduce the cash flow generated by these stations and, as a consequence, the amounts we receive under our local service agreements with Malara Broadcast Group. For instance, we may disagree with Malara Broadcast Group’s programming decisions, which programming may prove unpopular and/or may generate less advertising revenue.

A default by Malara Broadcast Group under its Senior Credit Facility (i) gives the lenders thereunder holding the Term Loan B or the Revolving Loan the right to enforce the Granite Guaranty, (ii) gives the lenders thereunder holding the Term Loan A the right to draw on the letter of credit if the lenders thereunder accelerate the related debt and Malara Broadcast Group does not make full payment thereof, and (iii) triggers a default on the Indenture if the lenders thereunder  accelerate the related debt.

Upon the occurrence and during the continuation of an event of default under Malara Broadcast Group’s Senior Credit Facility, the lenders thereunder holding the Term Loan B or the Revolving Loan could enforce the Granite Guaranty relating to such loans notwithstanding the existence of any dispute between Malara Broadcast Group and any such lender with respect to the existence of such event.  The obligations of Granite Broadcasting Corporation under the Granite Guaranty are independent of the obligations of Malara Broadcast Group under its Senior Credit Facility and the obligations of any other guarantor of obligations of Malara Broadcast Group and a separate action or actions may be brought and prosecuted against Granite Broadcasting Corporation whether or not any action is brought against Malara Broadcast Group or any of such other guarantors and whether or not Malara Broadcast Group is joined in any such action or actions.

Upon the occurrence and during the continuation of an event of default under Malara Broadcast Group’s Senior Credit Facility, the lenders thereunder holding the Term Loan A could draw on the $25 million letter of credit if the lenders under Malara Broadcast Group’s Senior Credit Facility accelerate the debt and Malara Broadcast Group does not make full payment thereof.  If such lenders draw on the letter of credit, the Company is obligated to reimburse the financial institution that issued the letter of credit.  The Company pledged $25 million in U.S. Government Securities to support its reimbursement obligations related to the letter of credit.

A default under Malara Broadcast Group’s Senior Credit Facility would also trigger a default under the Indenture if the lenders under Malara Broadcast Group’s Senior Credit Facility accelerate the debt.  If there is a default under the Indenture, the trustee under the Indenture or the holders of the Notes can accelerate the debt under the Indenture.

A default by Malara Broadcast Group under its Senior Credit Facility prevents payments to the Company under the local services agreements and would permit the lenders under the Senior Credit Facility to foreclose and sell the stations owned by Malara Broadcast Group, which causes the automatic termination of the local services agreements.

Upon the occurrence and during the continuation of an event of default under Malara Broadcast Group’s Senior Credit Facility, the payments to the Company under the local services agreements would cease, but the Company would continue to be obligated to provide the services set forth in the local services agreements while such agreements are in effect.  Should the lenders under the Senior Credit Facility foreclose and sell the stations owned by Malara Broadcast Group in connection with an event of default, the local services agreements would automatically terminate, and the Company would no longer receive any cash from these stations.

If Malara Broadcast Group were to enter bankruptcy, a bankruptcy court could reject the local services agreements between the Company and Malara Broadcast Group.

In certain bankruptcy cases, a debtor has the right, subject to bankruptcy court approval and certain other limitations, to assume or reject executory contracts and unexpired leases.  If Malara Broadcast Group were to enter bankruptcy, there can be no assurances that Malara Broadcast Group, or a trustee acting on behalf of Malara Broadcast Group, would affirm its local services agreements with us and continue to make payments in a timely manner under the local services agreements.  Also, we could not cease performing under a local services agreement solely because of a bankruptcy of Malara Broadcast Group. Any other bankruptcy or financial difficulties of Malara Broadcast Group may negatively affect our operating results by decreasing our revenues.

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

Approximately 20% of our total revenues for the year ended December 31, 2004, and 21% for the year ended December 31, 2003, consisted of automotive advertising. A significant decrease in these revenues in the future could materially and adversely affect our results of operations and cash flows, which could affect our ability to fund operations and service our debt obligations.

We have a history of net losses and a substantial accumulated deficit.

We have had net losses of $83,292,000 for the year ended December 31, 2004; $46,948,000 for the year ended December 31, 2003 and $81,567,000 for the year ended December 31, 2002, primarily as a result of amortization of intangible assets and debt service obligations. In addition, as of December 31, 2004, we had an accumulated stockholders’ deficit of $332,090,000.  We may not be able to achieve or maintain profitability. The future utilization of a portion of our net operating losses for federal income tax purposes is subject to an annual limitation.

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

In the past, we have generated substantial advertising revenue from political campaign advertising, and to a lesser extent, from broadcasting the Olympics. In 2004, political election revenue contributed approximately 6.5% of total net revenues. The absence of political advertising in 2005 could have a negative impact on our revenues and profitability.

The revenue generated by stations we operate or provide services to could decline substantially if they fail to maintain or renew their network affiliation agreements on favorable terms, or at all.

The non-renewal or termination of a network affiliation agreement could have a material adverse effect on us. See ‘‘Business—Network affiliation’’ under Item 1. Each of the networks generally provides the affiliated stations we operate or provide services to with 22 hours of prime time programming per week in the case of the Big-Three stations and 13 hours of prime time programming per week in the case of the WB stations. Each of these agreements is subject to periodic renewal. In addition, some of the network affiliation agreements are subject to earlier termination by the networks under specified circumstances including as a result of a change of control of the affiliated stations we operate or provide services to, which would generally result upon the acquisition of 50% of our voting power, with respect to the stations we own, and 50% of Malara Broadcast Group’s voting power, with respect to the stations to which we provide services. W. Don Cornwell through his  ownership of all of the outstanding shares of our voting common stock, possess 100% of our voting power. Some of the networks with which our stations are affiliated have required us and other broadcast groups, upon renewal of affiliation agreements, to reduce or eliminate network affiliation compensation and, in specific cases, to make cash payments to the network, and to accept other material modifications of existing affiliation agreements. Consequently the affiliation agreements may not all remain in place and each network may not continue to provide programming or compensation to affiliates on the same basis as it currently provides programming or compensation. If this occurs, we and/or Malara Broadcast Group would need to find alternative sources of programming, which may be less attractive and more expensive.  We have no reason to believe that the network affiliation agreements will not be renewed when they expire.

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

During 2003, we experienced a loss of advertising revenue and incurred additional broadcasting expenses due to the initiation of military action. The military action disrupted our television stations’ regularly scheduled programming and some of our clients rescheduled or delayed advertising campaigns to avoid being associated with war coverage. We expect that if the United States engages in other foreign hostilities, there is a terrorist attack against the United States or there is some other extraordinary, newsworthy event, we may lose additional advertising revenue and incur increased broadcasting expenses due to further pre-emption, delay or cancellation of advertising campaigns and the increased costs of providing coverage of such events. We cannot predict the extent and duration of any future disruption to our programming schedule, the amount of advertising revenue that would be lost or delayed or the amount by which our broadcasting expenses would increase as a result. The loss of revenue and increased expenses could negatively affect our results of operations.

We are dependent on key personnel.

W. Don Cornwell, our Chief Executive Officer and Chairman of our Board of Directors has an employment agreement with us. The agreement provides for a two-year employment term, which is automatically renewed for subsequent two-year terms unless advance notice of nonrenewal is given (the current term under such agreements, which were automatically renewed in September 2003, expires September 19, 2005). The agreement provides that Mr. Cornwell will not engage in any business activities during the term of such agreements outside the scope of their employment with us unless approved by a majority of our independent directors. The loss of the services of certain key operating and executive personnel currently employed by us could have an adverse impact on us. There can be no assurance that the services of such personnel will continue to be made available to us. We do not maintain key-man life insurance on any of our employees.

The industry-wide mandatory conversion to digital television requires us to make significant capital expenditures for which we might not see a return on our investment.

The FCC required all commercial television stations in the United States to start broadcasting in digital format by May 1, 2002 unless the FCC granted an extension. Stations may broadcast both analog and digital signals until December 31, 2006, when they must abandon the analog format, provided that 85% of households within the relevant DMA have the capability to receive a digital signal. The digital transmissions may initially be reduced power.  However, in its second DTV periodic review order, the FCC established July 2005 and July 2006 deadlines by which stations must commence full-power operation.  We may not have sufficient resources to make required capital expenditures to broadcast with full power digital transmission.  See ‘‘Business—FCC Regulation of Television Broadcasting’’ and ‘‘Business—Digital Television’’ under Item 1.  In addition, there are efforts in Congress and the FCC to establish a firm DTV transition deadline.  We cannot predict the outcome of these efforts or their impact on the Company.

It is expensive to convert from the current analog format to digital format. We have completed the upgrades to our television stations to enable them to broadcast with digital technology either with full-power or reduced-power transmissions, as authorized by the FCC. See ‘‘Business—FCC Regulation of Television Broadcasting’’ and ‘‘Business—Digital Television’’ under Item 1.

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

The Satellite Home Viewer Improvement Act of 1999 and the Satellite Home Viewer Extension and Reauthorization Act of 2004 allow direct broadcast satellite television companies to transmit local broadcast television signals to subscribers in local markets provided that they offer to carry all local stations in that market. However, satellite providers have limited satellite capacity to deliver local station signals in local markets.  As of March 2005, satellite carriers DirecTV and EchoStar both carried the signals of our stations KBWB, WDWB, WKBW, KSEE and KBJR. Satellite providers, such as DirecTV and EchoStar, may choose not to carry local stations in any of our other markets. In those markets in which the satellite providers do not carry local station signals, subscribers to those satellite services will be unable to view our stations without making further arrangements, such as installing antennas and switches. Furthermore, when direct broadcast satellite companies do carry local television stations in a market, they are permitted to charge subscribers extra for such service; some subscribers may choose not to pay extra to receive local television stations. In the event subscribers to satellite services do not receive the stations that we own and operate or provide services to, we could lose audience share, which would adversely affect our revenue and earnings. In certain limited circumstances where satellite subscribers cannot receive an adequate over-the-air signal from one of our stations or when we grant a waiver of our rights, satellite carriers may provide the signals of distant or significantly viewed stations with the same network affiliations as our stations. The availability of another station with the same network affiliation as ours in our markets could negatively affect our audience share. Such negative effects could increase if the subscribership of these satellite providers continues to grow.

The FCC can sanction us for programming on our stations which it finds to be indecent.

In 2004, the FCC imposed substantial fines on television broadcasters for the broadcast of indecent material in violation of the Communications Act and its rules. The FCC also revised its indecency review analysis to more strictly prohibit the use of certain language on television stations. Because our and Malara Broadcast Group’s stations’ programming is in large-part comprised of programming provided by the networks with which the stations are affiliated, we and Malara Broadcast Group do not have full control over what is broadcast on our stations, and we and Malara Broadcast Group may be subject to the imposition of fines if the FCC finds such programming to be indecent. In addition, Congress currently is considering legislation that will substantially increase the maximum amount the FCC can fine broadcasters for the broadcast of indecent programming and may consider permitting the FCC to institute license revocation proceedings against any station which repeatedly violates the indecency regulations.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

The interest rate on our outstanding Senior Secured Notes is fixed at 9.75%.  Consequently, our earnings will not be affected by changes in short-term interest rates.

Interest rates associated with Malara Broadcast Group’s March 8, 2005, Term Loan A are based, at Malara Broadcast Group’s option, at either (i) the higher of the Prime Rate or the Federal Funds Effective Rate plus 0.50% (the “Base Rate”) or (ii) the Adjusted Eurodollar Rate plus 0.60% per annum, as such terms are defined in the Malara Broadcast Group Senior Credit Facility.  Interest rates associated with Malara Broadcast Group’s March 8, 2005, Term Loan B and Revolving Loan are based, at Malara Broadcast Group’s option, at either (i) the Base Rate plus 4.625% per annum or (ii) the Adjusted Eurodollar Rate plus 7.375% per annum.  In addition, Deferred Interest (as defined in the Malara Broadcast Group Senior Credit Facility) accrues with respect to, and is added to the principal amount of, the Term Loan B and Revolving Loan at a rate of 3% per annum.  As of March 8, 2005, the six-month Adjusted Eurodollar Rate rate was 3.21%.  Malara Broadcast Group did has not entered into any agreements to hedge the risk of potential interest rate increases.  Based on borrowings outstanding as of March 8, 2005, a 2% increase in the Adjusted Eurodollar Rate rate would increase interest expense on an annual basis by approximately $1,070,000.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Granite Broadcasting Corporation

We have audited the accompanying consolidated balance sheets of Granite Broadcasting Corporation as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the three years in the period ended December 31, 2004.  Our audits also included the financial statement schedule listed in the Index at Item 15(a).  These financial statements and the schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of Granite Broadcasting Corporation’s internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Granite Broadcasting Corporation at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Granite Broadcasting Corporation’s recurring losses from operations and net capital deficiency raise substantial doubt about its ability to continue as a going concern.  Management’s plans to address these liquidity matters are also described in Note 1.  The 2004 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2 to the consolidated financial statements, on January 1, 2002 Granite Broadcasting Corporation adopted Statement of Financial Accounting Standards No. 142, Goodwill and Intangible Assets.

ERNST & YOUNG LLP

New York, New York

March 9, 2005

GRANITE BROADCASTING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2004	2003	2002

Net revenues	$113,765,211	$108,544,424	$135,344,151
Station operating expenses	90,227,015	92,033,163	103,963,240
Depreciation	6,429,964	6,285,077	5,896,626
Amortization of intangible assets	7,892,924	9,976,310	21,964,771
Impairment of Goodwill	15,491,327	—	—
Corporate expense	13,532,344	11,715,412	9,536,424
Performance award expense	3,414,698	52,247	—
Corporate separation agreement expense	1,406,442	—	—
Non-cash compensation expense (1)	696,522	895,539	1,508,048

Operating loss	(25,326,025)	(12,413,324)	(7,524,958)

Other expenses (income):
Interest expense	39,541,188	31,305,297	34,889,378
Interest income	(1,162,476)	(1,281,251)	(1,077,327)
Non-cash interest expense	4,198,603	4,969,421	13,030,566
Non-cash preferred stock dividend	25,547,844	12,773,922	—
Gain on sale of assets	—	—	(192,406,138)
Loss on extinguishment of debt	—	3,214,524	15,096,641
Other	1,554,792	584,324	868,724
(Loss) income before income taxes and cumulative effect of a change in accounting principle	(95,005,976)	(63,979,561)	122,073,198
(Benefit) provision for income taxes:
Current	216,400	(16,110,412)	18,873,040
Deferred	(11,930,701)	(921,277)	34,288,913
Total (benefit) provision for income taxes	(11,714,301)	(17,031,689)	53,161,953
(Loss) income before cumulative effect of a change in accounting principle	(83,291,675)	(46,947,872)	68,911,245
Cumulative effect of a change in accounting principle, net of tax benefit of $58,350,946	—	—	150,478,583
Net loss	$(83,291,675)	$(46,947,872)	$(81,567,338)

Net loss attributable to common shareholders	$(83,291,675)	$(59,899,430)	$(80,744,517)

Per basic common share:
(Loss) income before cumulative effect of a change in accounting principle	$(4.30)	$(3.15)	$3.72
Cumulative effect of a change in accounting principle, net of tax benefit	—	—	(8.03)
Basic net loss per share	$(4.30)	$(3.15)	$(4.31)

Weighted average common shares outstanding	19,365,950	18,990,919	18,749,363

Per diluted common share:
(Loss) income before cumulative effect of a change in accounting principle	$(4.30)	$(3.15)	$3.65
Cumulative effect of a change in accounting principle, net of tax benefit	—	—	(7.88)
Diluted net loss per share	$(4.30)	$(3.15)	$(4.23)

Weighted average common shares outstanding — assuming dilution	19,365,950	18,990,919	19,098,326

(1)                                  Allocation of non-cash compensation expense to other operating expenses:

	For the Years Ended December 31,
	2004	2003	2002
Station operating expenses	$112,520	$139,269	$295,652
Corporate expense	584,002	756,270	1,212,396
Non-cash compensation expense	$696,522	$895,539	$1,508,048

See accompanying notes.

GRANITE BROADCASTING CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003

Assets

Current assets:
Cash and cash equivalents	$60,858,710	$90,213,995
Marketable securities, at fair value	5,603,500	—
Accounts receivable, less allowance for doubtful accounts ($896,465 in 2004 and $1,319,238 in 2003)	20,551,203	21,464,965
Film contract rights	11,605,637	15,299,993
Income tax receivable	—	16,326,799
Other current assets	4,442,080	5,795,794
Total current assets	103,061,130	149,101,546

Property and equipment, net	45,739,747	48,449,586
Film contract rights	5,180,140	8,446,229
Other non current assets	8,430,731	7,891,335
Deferred financing fees, less accumulated amortization ($1,989,038 in 2004 and $50,902 in 2003)	11,760,080	13,373,623
Goodwill, net	47,632,113	63,123,440
Broadcast licenses, net	127,331,829	127,331,829
Network affiliations, net	80,793,410	86,379,757
Total assets	$429,929,180	$504,097,345

Liabilities and stockholders’ deficit

Current liabilities:
Accounts payable	$1,859,291	$2,903,728
Accrued interest	3,290,625	987,187
Other accrued liabilities	7,376,683	7,039,091
Film contract rights payable	24,526,448	27,314,160
Other current liabilities	3,785,399	2,951,001
Total current liabilities	40,838,446	41,195,167

Long-term debt	400,791,298	400,086,598
Film contract rights payable	17,976,348	24,616,575
Deferred tax liability	19,347,007	31,277,708
Redeemable preferred stock	198,835,862	198,480,586
Accrued dividends on redeemable preferred stock	70,256,573	44,708,729
Other non current liabilities	13,973,794	13,163,788

Stockholders’ deficit:
Common stock: 41,000,000 shares authorized consisting of 1,000,000 shares of Class A Common Stock, $.01 par value, and 40,000,000 shares of Common Stock (Nonvoting), $.01 par value; 98,250 shares of Class A Common Stock and 19,283,924 shares of Common Stock (Nonvoting) (18,834,179 shares at December 31, 2003) issued and outstanding at December 31, 2004	193,820	190,126
Additional paid-in capital	361,088	—
Accumulated other comprehensive loss	(12,914)	—
Accumulated deficit	(331,410,284)	(248,118,609)
Less: Unearned compensation	(346,183)	(627,648)
Treasury stock, at cost	(875,675)	(875,675)
Total stockholders’ deficit	(332,090,148)	(249,431,806)
Total liabilities and stockholders’ deficit	$429,929,180	$504,097,345

See accompanying notes.

GRANITE BROADCASTING CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Years Ended December 31, 2002, 2003 and 2004

	Class A Common Stock	Common Stock (Nonvoting)	Additional Paid-in Capital	Other Comprehensive Income	Accumulated Deficit	Unearned Compensation	Treasury Stock	Total Stockholders’ Deficit

Balance as of December 31, 2001	$1,785	$184,479	$—	$—	$(96,703,997)	$(1,329,179)	$(297,000)	$(98,143,912)
Dividends on redeemable preferred stock			(18,560,342)		(10,508,080)			(29,068,422)
Gain on retirement of Cumulative Exchangeable Preferred Stock			30,299,037					30,299,037
Accretion of offering costs related to Cumulative Exchangeable Preferred Stock			(407,794)					(407,794)
Grant of stock award under stock plans			799,691			(799,691)		—
Exercise of stock options		20	2,980					3,000
Issuance of Common Stock (Nonvoting)		1,316	(1,316)					—
Repurchase of Common Stock (Nonvoting)							(554,924)	(554,924)
Stock expense related to stock plans			17,624			1,082,084		1,099,708
Cancellation of warrants			(12,149,880)					(12,149,880)
Discount on loans to officers						195,452		195,452
Net loss					(81,567,338)			(81,567,338)
Balance at December 31, 2002	1,785	185,815	—	—	(188,779,415)	(851,334)	(851,924)	(190,295,073)
Dividends on redeemable preferred stock			(382,600)		(12,391,322)			(12,773,922)
Accretion of offering costs related to Cumulative Exchangeable Preferred Stock			(177,636)					(177,636)
Grant of stock award under stock plans			402,900			(402,900)		—
Exercise of stock options		175	26,075					26,250
Issuance of Common Stock (Nonvoting)		2,351	(2,351)					—
Repurchase of Common Stock (Nonvoting)							(23,751)	(23,751)
Stock expense related to stock plans			133,612			431,133		564,745
Discount on loans to officers						195,453		195,453
Net loss					(46,947,872)			(46,947,872)
Balance at December 31, 2003	1,785	188,341	—		(248,118,609)	(627,648)	(875,675)	(249,431,806)
Conversion of Class A to Class B	(803)	803						—
Grant of stock award under stock plans			180,885			(180,885)		—
Issuance of Common Stock (Nonvoting)		3,694	(3,694)					—
Stock expense related to stock plans			183,897			252,020		435,917
Discount on loans to officers						210,330		210,330
Net loss					(83,291,675)			(83,291,675)
Unrealized loss on investment				(12,914)				(12,914)
Comprehensive loss								(83,304,589)
Balance at December 31, 2004	$982	$192,838	$361,088	$(12,914)	$(331,410,284)	$(346,183)	$(875,675)	$(332,090,148)

See accompanying notes.

GRANITE BROADCASTING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2004	2003	2002

Cash flows from operating activities:
Net loss	$(83,291,675)	$(46,947,872)	$(81,567,338)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	7,892,924	9,976,310	21,964,771
Impairment of Goodwill	15,491,327	—	—
Depreciation	6,429,964	6,285,077	5,896,626
Performance award expense	3,414,698	52,247	—
Non-cash compensation expense	696,522	895,539	1,508,048
Non-cash interest expense	4,198,603	4,969,421	13,030,566
Non-cash preferred stock dividend	25,547,844	12,773,922	—
Deferred tax benefit	(11,930,701)	(921,277)	(24,060,838)
Loss on extinguishments of debt	—	3,214,524	15,096,641
Gain on sale of assets	—	—	(192,406,138)
Cumulative effect of a change in accounting principle	—	—	208,829,529
Change in assets and liabilities net of effects from sale of station:
Decrease (increase) in accounts receivable	913,762	1,746,672	(34,970,057)
Increase (decrease) in accrued liabilities	2,641,030	(2,073,818)	1,941,543
(Decrease) increase in accounts payable	(1,044,437)	95,998	1,131,254
WB affiliation payment	(2,523,428)	(2,096,753)	(4,523,428)
Decrease (increase) in income tax receivable	16,326,799	(10,991,953)	(5,334,846)
Decrease (increase) in film contract rights and other assets	4,055,995	2,433,448	(5,692,854)
(Decrease) increase in film contract rights payable and other liabilities	(7,542,427)	(186,005)	5,746,953
Net cash used in operating activities	(18,723,200)	(20,774,520)	(73,409,568)

Cash flows from investing activities:
Proceeds from sale of station	—	—	265,018,849
Investments in marketable securities and other investments	(5,496,847)	—	—
Capital expenditures	(4,810,645)	(12,652,554)	(14,118,797)
Net cash (used in) provided by investing activities	(10,307,492)	(12,652,554)	250,900,052

Cash flows from financing activities:
Proceeds from senior credit facility	—	—	80,000,000
Proceed from senior secured notes	—	400,067,100	—
Repayment of bank debt	—	(316,677,910)	(170,000,000)
Payment of deferred financing fees	(324,593)	(14,070,217)	(8,778,814)
Repurchase of cumulative exchangeable preferred stock	—	—	(53,264,005)
Repurchase of common stock	—	(23,751)	(554,924)
Exercise of stock options	—	26,250	—
Net cash (used in) provided by financing activities	(324,593)	69,321,472	(152,597,743)

Net (decrease) increase in cash and cash equivalents	(29,355,285)	35,894,398	24,892,741
Cash and cash equivalents, beginning of year	90,213,995	54,319,597	29,426,856
Cash and cash equivalents, end of year	$60,858,710	$90,213,995	$54,319,597

Supplemental information:
Restricted cash	$—	$—	$1,777,115
Cash paid for interest	37,184,063	33,473,446	40,634,741
Cash paid for income taxes	177,070	832,765	26,759,484
Non-cash capital expenditures	186,266	142,335	600,455
Cumulative exchangeable preferred stock dividend	—	12,773,922	27,679,733
Cancellation of warrants	—	—	12,150,000

See accompanying notes.

GRANITE BROADCASTING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Operations of the Company

The business operations of Granite Broadcasting Corporation and its wholly owned subsidiaries (the “Company”) consist of eight network affiliated television stations in the United States, consisting of three NBC-affiliated television stations, two ABC-affiliated stations, two WB Network stations and one CBS-affiliated television station. The Company’s stations are located in New York, California, Michigan, Indiana, Illinois and Minnesota.

As more fully discussed in Note 3, the Company completed the sale of its Fort Wayne, Indiana ABC affiliate, WPTA-TV, to Malara Broadcast Group, Inc (“Malara Broadcast Group”) and acquired the Fort Wayne, Indiana NBC affiliate, WISE-TV from New Vision Television in March 2005.  Malara Broadcast Group also acquired KDLH-TV, the CBS affiliate serving Duluth, Minnesota from New Vision Group LLC. The Company entered into a strategic arrangement with Malara Broadcast Group, under which the Company will provide advertising sales, promotion and administrative services, and selected programming to WPTA-TV and KDLH-TV under local services agreements. Although the Company does not own Malara Broadcast Group or its television stations, the Company is deemed to be the primary beneficiary of Malara Broadcast Group as defined under Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities (“Interpretation 46”), Interpretation 46 requires the Company to consolidate Malara Broadcast Group’s financial position, results of operations and cash flows as of December 31, 2004. At December 31, 2004, the Company’s consolidated Balance Sheets includes in “other non-current assets” and “deferred financing fees” $130,000 and $32,500 respectively and consolidated Statement of Operations includes in “corporate expense” $107,500 resulting from the entire consolidation of Malara Broadcast Group.

Malara Broadcast Group financed its acquisition of WPTA-TV and KDLH-TV with the proceeds of a senior credit facility (the “Malara Broadcast Group Senior Credit Facility”) consisting of two terms loans totaling $48.5 million and a revolving loan of $5 million. The $23.5 million Malara Broadcast Group Term Loan A is secured by a letter of credit. To secure the letter of credit, pursuant to the terms and conditions of an Application and Agreement for Standby Letter of Credit, the Company pledged $25 million of U.S. Government Securities. The $25 million Malara Broadcast Group Term Loan B and the $5 million revolving loan are secured by the assets of WPTA-TV and KDLH-TV, and guaranteed on an unsecured basis by Granite Broadcasting Corporation.

As of March 16, 2005, the Company had approximately $61,807,000 of cash and marketable securities on hand, of which $25,000,000 in U.S. Government Securities are pledged to secure the reimbursement obligations in the event of a draw on the letter of credit that serves as collateral for the Term Loan A under Malara Broadcast Group’s Senior Credit Facility and is restricted and not available for working capital or any other purposes.  To the extent the Term Loan A is amortized, the letter of credit shall be proportionately reduced and the Company shall be permitted to proportionately reduce the amount of pledged U.S. Government Securities.  Absent changes to its capital structure and station ownership, the Company may not have enough liquidity to service its existing obligations over the next twelve months.  In order to improve the Company’s existing liquidity position, the Company is currently exploring the sale of assets and the raising of additional capital.  However, under its Indenture, the Company’s use of the net proceeds from the sale of assets is restricted.  Of the net proceeds received in an asset sale, $5 million may be used for working capital purposes and the remainder must be used either:

•                  to make an investment in properties and assets that replace the properties and assets that were the subject of such asset sale or in properties and assets that will be used in the business of the Company and its Restricted Subsidiaries as existing on the Issue Date or in businesses reasonably related thereto (“Replacement Assets”) or to finance, directly or indirectly, a Permitted Business Acquisition or enter into a definitive agreement to effectuate such acquisition; provided that (A) the primary purpose of such acquisition of Replacement Assets or Permitted Business Acquisition is to acquire, and there is acquired, a television station with a Big-4 (ABC, CBS, NBC or Fox) network affiliation agreement in place or the creation (through ownership by the Company and its Restricted Subsidiaries) of a “duopoly” in a market and (B) that the Company shall use all reasonable best efforts to promptly dispose of any other assets acquired in such acquisition or Permitted Business Acquisition (as such terms are defined in the Indenture); or

•                  to make an offer to all holders of the Notes to purchase such amount of the Notes less any such net proceeds used to acquire qualifying Replacement Assets or to make a Permitted Business Acquistion.

Assuming the Company is successful in selling assets and raising additional capital, it believes that the available proceeds together with the cash and marketable securities on hand and internally generated funds from operations will be sufficient to satisfy our cash requirements for our existing operations for the next twelve months. However, a lack of liquidity would have a material adverse effect on the Company’s business strategy and therefore affect its ability to continue as a going concern. The 2004 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 - Summary of Significant Accounting Policies

Financial statement presentation

The consolidated financial statements include the accounts of Granite Broadcasting Corporation and its wholly owned subsidiaries.  All significant inter-company accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.  In addition, the Company reduced goodwill during the year ended 2004 by $14,926,000 to appropriately reflect the tax basis of certain assets acquired in prior years’ acquisitions which have been reflected in the December 31, 2004 and 2003 Balance Sheets disclosed herein and had no effect on the Company’s Statement of Operations or Cash Flows.

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

Allowance for Doubtful Accounts

The Company makes estimates of the uncollectibility of accounts receivable and specifically reviews historical write-off activity by market, large customer concentrations, customer credit worthiness, and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.  Historically, the level of customer defaults has been predictable and the allowance for doubtful accounts has been adequate to cover such defaults.

Intangibles

Intangible assets at December 31 are summarized as follows:

	2004	2003

Goodwill	$75,833,000	$91,325,000
Covenant not to compete	30,000,000	30,000,000
Network affiliations	135,669,000	133,362,000
Broadcast licenses	159,648,000	159,648,000
	401,150,000	414,335,000
Accumulated amortization	(145,393,000)	(137,500,000)

Net intangible assets	$255,757,000	$276,835,000

The Company adopted Statement 142 on January 1, 2002.  Upon adoption of Statement 142, the Company recorded a one-time non-cash charge to reduce the carrying value of goodwill and other indefinite lived intangible assets by $95,000,000 and $114,000,000, respectively during 2002.  The decline in the carrying value of goodwill and other-indefinite lived intangible assets relates solely to the Company’s Warner Brothers affiliates.  Such charge is non-operational in nature and was reflected as a cumulative effect of a change in accounting principle in the statement of operations.  In calculating the impairment charge, the fair value was estimated using a discounted cash flow methodology.  The Company completed its required annual impairment test as of December 31, 2004, and recorded an impairment charge on the carrying value of goodwill of approximately $15,491,000 as a result of decreases in projected future cash flows from operations at certain stations.

As of December 31, 2004 and 2003, the Company’s intangible assets and related accumulated amortization consisted of the following:

	December 31, 2004		December 31, 2003
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization

Intangible assets subject to amortization:
Network affiliation agreements	$135,669,000	$(54,876,000)	$133,362,000	$(46,983,000)
Covenant not to compete	30,000,000	(30,000,000)	30,000,000	(30,000,000)
	$165,669,000	$(84,876,000)	$163,362,000	$(76,983,000)

Intangible assets not subject to amortization:
Goodwill	$75,833,000	$(28,201,000)	$91,325,000	$(28,201,000)
Broadcast licenses	159,648,000	(32,316,000)	159,648,000	(32,316,000)
	$235,481,000	$(60,517,000)	$250,973,000	$(60,517,000)

The Company amortizes its network affiliation agreements for which it does not make contractual payments using an estimated useful life of 25 years and amortizes its network affiliation agreements for which it makes contractual payments over the life of the contract.  The Company recorded amortization expense of $7,893,000, $9,976,000 and $21,965,000 during the years ended December 31, 2004, 2003 and 2002, respectively.  Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding 5 years are as follows: 2005: $8,294,000; 2006: $8,294,000; 2007: $7,827,000; 2008: $2,979,000; and 2009:  $2,979,000.  As acquisitions and dispositions occur in the future, these amounts may vary.

Long-Lived Assets

Long-lived assets for impairment are reviewed whenever events or changes in circumstances indicate that the carrying amount of an asset is not recoverable.  At such time as an impairment in value of a long-lived asset is identified, except for goodwill and other intangible assets deemed to have indefinite lives as previously discussed, the impairment will be measured in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets, as the amount by which the carrying amount of a long-lived asset exceeds its fair value.  A present value technique, which utilizes multiple cash flow scenarios that reflect the range of possible outcomes and an appropriate discount rate, is used to determine fair value.  There were no impairments of long-lived assets at December 31, 2004.

Deferred financing fees

On December 22, 2003, the Company completed an offering of 9 3/4 % Senior Secured Notes (the “Notes”).  Proceeds from the Notes were used, in part, to (i) repay all outstanding borrowings, plus accrued interest, under the Company’s then  outstanding senior credit agreement, (ii) to redeem at par, plus accrued interest, all of the 9 3/8% and 10 3/8% Senior Subordinated Notes due 2005 and (iii) to repurchase at par, plus accrued interest, all of the 8 7/8% Senior Subordinated Notes due 2008.  The remaining proceeds were invested in short-term securities as well as being used for general working capital purposes.  The unamortized deferred financing fees related to the Company’s senior credit agreement and the Company’s senior subordinated notes of $3,215,000 were written off in 2003.  The Company incurred fees of $ 13,749,000 in connection with the sale of the Notes.  These fees are being amortized straight-line over seven years.

Property and equipment

Property and equipment are recorded at cost and depreciated on a straight-line basis over their estimated useful lives ranging from 3 to 35 years.  Maintenance and repairs are charged to operations as incurred.

Film contract rights

Film contract rights are recorded as assets at gross value when the license period begins and the films are available for broadcasting.  Film contract rights are amortized on an accelerated basis over the estimated usage of the films, and are classified as current or non-current on that basis.  The Company’s accounting for long-lived film contract assets requires judgment as to the likelihood that such assets will generate sufficient revenue to cover the associated expense.  The Company reviews its film contract rights for impairment by projecting the amount of revenue the program will generate over the remaining life of the contract by applying average historical rates and sell-out percentages for a specific time period and comparing it to the program’s expense.  If the projected future revenue of a program is less than its future expense and/or the expected broadcast period is shortened or cancelled due to poor ratings, the Company would be required to write-off the exposed value of the program rights ratably or potentially immediately. The Company has written down the value of certain film contract rights by $ 3,800,000, $3,000,000 and $5,600,000 during the years ended December 31, 2004, 2003 and 2002, respectively.  Film contract rights payable are classified as current or non-current in accordance with the payment terms of the various license agreements.  Film contract rights are reflected in the consolidated balance sheet at the lower of unamortized cost or estimated net realizable value. As of December 31, 2004, the amounts of current film contract rights and non-current film contract rights were $11,606,000 and $5,180,000, respectively.

At December 31, 2004, the obligation for programming that had not been recorded because the program rights were not available for broadcasting aggregated $33,281,000.

Barter transactions

Revenue from barter transactions is recognized when advertisements are broadcast and merchandise or services received are charged to expense when received or used.  Barter revenue totaled $2,024,000, $1,894,000 and $1,922,000 for the years ended December 31, 2004, 2003 and 2002 respectively.  Barter expense totaled $1,456,000, $1,572,000 and $1,090,000 for the years ended December 31, 2004, 2003 and 2002 respectively.

Advertising

The cost of advertising is expensed as incurred.  Advertising expense was $3,672,000, $3,689,000 and $3,511,000 for the years ended December 31, 2004, 2003 and 2002 respectively.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in the financial statements and accompanying notes.   The significant estimates made by management include the allowance for doubtful accounts, the recoverability of film contract rights and the useful lives and carrying value of intangible assets. Actual results could differ from those estimates.

Cash Equivalents and Investments in Marketable Securities

All highly liquid investments with a maturity of ninety days or less from the date of purchase is considered cash equivalents. Marketable securities are classified as available-for-sale in accordance with the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities.  These securities are carried at fair market value based on current market quotes. Unrealized gains and losses are reported in stockholders’ equity as a separate component of other comprehensive income / (loss) until realized.  Gains and losses on securities sold are based on the specific identification method. The Company does not hold these securities for speculative or trading purposes. Marketable securities, which include direct obligations of the U.S. Government, domestic commercial paper and domestic certificates of deposits, have maturities of one year or less and have active markets to ensure portfolio liquidity. For the year ended December 31, 2004, the Company’s unrealized holding losses totaled approximately $13,000.  For the year ended December 31, 2004, the Company recorded a realized gain of approximately $15,000.

Stock-Based Compensation

The Company has adopted the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, to require disclosure in the summary of accounting policies of the effects of an entity’s accounting policy with respect to stock-based compensation on reported net income / (loss) and earnings per share in annual and interim financial statements.

The Company accounts for stock option grants under the recognition and measurement principles of Accounting Principles Board (“APB”) No 25, Accounting for Stock Issued to Employees, and related interpretations. Under APB No. 25, because the exercise price of the Company’s stock options equals the market price (fair value) of the underlying stock on the date of grant, no compensation expense is recorded.

The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, to stock-based compensation for the years ended December 31, as follows which may not be representative of the impact in future years:

	2004	2003	2002

Net loss	$(83,292,000)	$(46,948,000)	$(81,567,000)
Pro forma compensation expense	1,330,000	1,381,000	2,301,000
Less: Option compensation expense, as reported	45,000	48,000	98,000
Pro forma net loss	$(84,577,000)	$(48,281,000)	$(83,770,000)

Basic net loss per share,	$(4.30)	$(3.15)	$(4.31)
Pro forma compensation expense	(0.07)	(0.07)	(0.12)
Pro forma basic net loss per share	$(4.37)	$(3.22)	$(4.43)

Diluted net loss per share	$(4.30)	$(3.15)	$(4.23)
Pro forma compensation expense	(0.07)	(0.07)	(0.12)
Pro forma diluted net loss per share	$(4.37)	$(3.22)	$(4.35)

The fair value for each option grant was estimated at the date of grant using the Black Scholes option pricing model with the following assumptions for the various grants made during 2004, 2003 and 2002:

	2004	2003	2002
Risk-free interest rate	3.00%	2.93% - 3.19%	3.00%
Dividend yield	—	—	—
Expected volatility	90%	59% - 92%	103%
Expected lives	5	5	4

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

Net income (loss) per common share

The following table sets forth the computation of basic and diluted earnings per share:

	Years Ended December 31,
	2004	2003	2002

(Loss) income before cumulative effect of a change in accounting principle	$(83,292,000)	$(46,948,000)	$68,911,000
Cumulative effect of a change in accounting principle, net of tax benefit	—	—	150,478,000

Net loss	(83,292,000)	(46,948,000)	(81,567,000)

Gain on retirement of cumulative exchangeable preferred stock	—	—	(30,299,000)
Cumulative exchangeable preferred stock dividends	—	12,774,000	29,068,000
Accretion of offering costs on cumulative exchangeable preferred stock	—	177,000	408,000

Net loss attributable to common shareholders	$(83,292,000)	$(59,899,000)	$(80,744,000)

Weighted average common shares outstanding for basic net loss per share	19,366,000	18,991,000	18,749,000
ADD:
Effect of dilutive securities:
Stock options	—	—	349,000

Adjusted weighted average common shares outstanding – assuming dilution	19,366,000	18,991,000	19,098,000

Per basic common share:
(Loss) income before cumulative effect of a change in accounting principle	$(4.30)	$(3.15)	$3.72
Cumulative effect of a change in accounting principle, net of tax benefit	—	—	(8.03)
Basic net loss per share	$(4.30)	$(3.15)	$(4.31)

Per diluted common share:
(Loss) income before cumulative effect of a change in accounting principle	$(4.30)	$(3.15)	$3.65
Cumulative effect of a change in accounting principle, net of tax benefit	—	—	(7.88)
Diluted net loss per share	$(4.30)	$(3.15)	$(4.23)

Stock options totaling 45,565 for the year ended December 31, 2003, was excluded from the computation of diluted earnings per share due to their anti-dilutive effect.

Recent Accounting Pronouncements

In December 2004, FASB issued Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, or Statement 123(R). Statement 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Statement 123(R) requires an entity to recognize the grant-date fair-value expense of stock options or other equity based compensation issued to employees in the statement of operations. The revised Statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in Accounting Principles Board No. 25, Accounting for Stock Issued to Employees, or APB 25.   The revised Statement requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial position, results of operations or cash flows.

Statement 123(R) is effective for public companies that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. All public companies must use either the modified prospective or modified retrospective transition method. Early adoption of Statement 123(R) for interim or annual periods for which financial statements or interim reports have not been issued is encouraged but not required.  The Company has not fully evaluated the impact of adopting this pronouncement which must be adopted in the third quarter of 2005, but it believes that the adoption of this Statement will not have a significant accounting impact. See “Stock-Based Compensation” for the pro forma impact if compensation costs for the Company’s stock option plans had been determined based on the fair value method set forth Statement 123(R).

In September 2004, Emerging Issues Task Force (“EITF”) issued Topic No. D-108, Use of the Residual Method to Value Acquired Assets Other than Goodwill, or Topic D-108. Topic D-108 requires that a direct value method be used to value intangible assets acquired in business combinations completed after September 29, 2004. Topic D-108 also requires that an impairment test using a direct value method on all intangible assets that were previously evaluated using the residual method be performed no later than the beginning of the first fiscal year beginning after December 15, 2004 (2005 for the Company). Any impairments arising from the initial application of a direct value method would be reported as a cumulative effect of accounting change. The Company has not fully evaluated the impact of, if any, of adopting this pronouncement which must be adopted for the year ended 2005, but the Company believes that the adoption of this Statement will not have a significant accounting impact.

In December 2003, the FASB issued Interpretation No. 46(R), Consolidation of Variable Interest Entities, or Interpretation 46.  Interpretation 46 addresses when a company should include in its financial statements the assets, liabilities and activities of another entity.  Interpretation 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  The Company adopted Interpretation 46 for the year ended December 31, 2003 and the application of Interpretation 46 did not have an impact on its financial position, results of operations, or cash flows.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, or Statement 150.  Statement 150 establishes standards for classifying and measuring as liabilities certain financial instruments that have characteristics of both liabilities and equity.  The provisions of Statement 150 are effective beginning with the first interim period after June 15, 2003.  The Company adopted Statement 150 during the six months ended December 31, 2003.  The Company’s 12 3/4 % Cumulative Exchangeable Preferred Stock, which it refers to as the Preferred Stock, was reclassified on its consolidated balance sheet as a long-term liability and the accrual of dividends for the six months ended December 31, 2003 and it recorded as a charge to expense on the consolidated statement of operations.  The impact of adopting Statement 150 reduced income before income taxes by $25,548,000 and $12,774,000 for the years ended December 31, 2004 and 2003, respectively.  Prior to June 15, 2003, dividends on the Preferred Stock were treated as a reduction of shareholders’ equity.

Note 3 – Acquisitions and Dispositions

On March 7, 2005, the Company completed the sale of its Fort Wayne, Indiana ABC affiliate, WPTA-TV to a subsidiary of Malara Broadcast Group Inc. (“Malara Broadcast Group”) for approximately $45.4 million, pursuant to the terms and conditions of an asset purchase agreement, dated April 23, 2004.  In addition, on March 8, 2005, the Company completed its purchase of WISE-TV, the NBC affiliate serving Fort Wayne from New Vision Group, LLC, or New Vision Television, for approximately $43.5 million, pursuant to the terms and conditions of a stock purchase agreement, dated April 23, 2004.

In addition to a subsidiary of Malara Broadcast Group purchasing WPTA-TV, another subsidiary of Malara Broadcast Group on March 8, 2005, acquired CBS affiliate KDLH-TV, Duluth, Minnesota from New Vision Television and certain of its subsidiaries for approximately $9.5 million, pursuant to the terms and conditions of an asset purchase agreement, dated April 23, 2004.

On March 8, 2005, the Company entered into a strategic arrangement with Malara Broadcast Group, under which the Company will provide advertising sales, promotion and administrative services, and selected programming to WPTA-TV and KDLH-TV in return for certain fees that will be paid by Malara Broadcast Group to the Company. The fees payable to the Company will be paid after current debt service as well as certain other expenses Malara Broadcast Group incurs directly are satisfied.

Malara Broadcast Group financed its acquisition of WPTA-TV and KDLH-TV with the proceeds of the Malara Broadcast Group Senior Credit Facility consisting of two terms loans totaling $48.5 million and a revolving loan of $5 million. The $23.5 million Malara Broadcast Group Term Loan A is secured by a letter of credit. To secure the reimbursement obligations in the event of a draw on the letter of credit, the Company pledged $25 million of U.S. Government Securities and is restricted and not available for working capital or any other purposes. To the extent the Term Loan A is amortized, the letter of credit shall be proportionately reduced and the Company shall be permitted to proportionately reduce the amount of the pledged U.S. Government Securities. The $25 million Malara Broadcast Group Term Loan B and the $5 million revolving loan are secured by the assets of WPTA-TV and KDLH-TV, and guaranteed on an unsecured basis by Granite Broadcasting Corporation.

The Company does not own Malara Broadcast Group or its television stations. However, as a result of Granite Broadcasting Corporation’s guarantee of the obligations incurred under Malara Broadcast Group’s senior secured credit facility with respect to the Term Loan B and the revolving loan and due to its arrangements under the local service agreements and put or call option agreements, under Generally Accepted Accounting Principles in the United States (“U.S. GAAP”), specifically, Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities (“Interpretation 46”) the Company is required to consolidate Malara Broadcast Group’s financial position, results of operations and cash flows. In addition, in accordance with the provisions of Interpretation 46, the Company will not account for the sale of the assets of WPTA-TV and no gain or loss therefrom will be recognized in the consolidated statements of operations.

In May 2004, an application was filed with the FCC seeking consent to assign the license of television station KDLH to a subsidiary of Malara Broadcast Group.  A petition to deny the application was filed with the FCC jointly by two competing television station licensees in the Duluth market asserting that the Company will have a prohibited ownership interest in KDLH by virtue of the operating arrangement between Malara Broadcast Group and the Company.  The FCC’s Media Bureau (“Bureau”) denied the petition and granted the assignment application in December 2004.  In January 2005, the petitioning broadcasters filed an application for review seeking Commission-level review of the Bureau’s decision.  Malara Broadcast Group filed an opposition to the application for review, and the petitioning broadcasters filed a response to that opposition.  The FCC has not yet ruled on the application for review.  Although the Company believes that the application for review is without merit and anticipates that the FCC will affirm the grant of the assignment application for KDLH, it is not possible to predict how the FCC will rule on the application for review.  It also is not possible to predict any remedial action or possible sanction that may be imposed by the FCC in the event that it grants the application for review.  An FCC grant of the application for review ultimately could result in a reformation or rescission of these agreements, the assignment of the KDLH license lack to New Vision Group, L.L.C., or a sale by Malara Broadcast Group of its ownership of KDLH.

On April 30, 2002, the Company completed the sale of KNTV to NBC.  NBC paid the Company $230,000,000, plus a working capital and other adjustments of $14,545,000.  In addition, NBC refunded the Company $20,473,000 of the January 1, 2002 affiliation payment due to NBC under the terms of the KNTV NBC affiliation agreement (“San Francisco Affiliation Agreement”), which the Company prepaid on March 6, 2001.  The Company repaid $170,000,000 of outstanding senior debt and $14,763,000 of deferred interest and other fees associated with the Company’s then outstanding senior credit facility upon consummation of the sale.  The San Francisco Affiliation Agreement terminated upon the closing of the sale and the Company is not required to make any further affiliation payments to NBC.  The 4,500,000 warrants issued to NBC as part of the San Francisco Affiliation Agreement have been returned to the Company.  The Company’s affiliation agreements for KSEE-TV, WEEK-TV, and KBJR-TV involve no payment obligations to NBC and have a contractual term through December 31, 2011.

Note 4 – Restructuring and Severance Charges

During 2004, the Company recognized a $2,027,000 restructuring charge relating to employee separations at both our corporate office and our Buffalo, New York television station.  Of the total $2,027,000, approximately $1,406,000 related to severance and other benefits, associated with the departure of Stuart J. Beck (see Note 15, Related Parties) and administrative support staff at the corporate office which is being paid over an eighteen month period from date of separation, September 21, 2004. The remaining $621,000 restructuring charge includes severance and other benefits resulting from a reduction in the workforce at the Buffalo, New York television stations.

At December 31, 2004, the accruals for restructuring activities were included in “other accrued liabilities” on the consolidated Balance Sheets and the related expense for the charge at the Buffalo, New York television station are included in “station operating expenses” and the related expense for the corporate charges are included in “corporate separation agreement expenses” on the consolidated Statement of Operations.  These costs were recognized in accordance with the provisions of Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

The following is a reconciliation of the aggregate liability recorded for restructuring charges as of December 31, 2004:

	Year Ended December 31, 2004
	December 31, 2003	Provision	Payments	December 31, 2004

Buffalo, New York	$—	$621,000	$371,000	$250,000
Corporate	—	1,406,000	192,000	1,214,000

Total	$—	$2,027,000	$563,000	$1,464,000

The liability for the restructuring charges will be paid in accordance with the provisions of the severance agreements and payments are expected to be completed at various times through March 2006.

Note 5 – Property and Equipment

The major classifications of property and equipment are as follows:

	December 31,
	2004	2003
Land	$1,556,000	$1,556,000
Buildings and improvements	16,068,000	14,651,000
Furniture and fixtures	6,633,000	8,898,000
Technical equipment and other	56,956,000	62,102,000
	81,213,000	87,207,000

Less: Accumulated depreciation	35,473,000	38,757,000

Net property and equipment	$45,740,000	$48,450,000

Note 6 – Other Accrued Liabilities

Other accrued liabilities are summarized below:

	December 31,
	2004	2003
Compensation and benefits	$3,604,000	$2,366,000
Severance and other costs related to the sale of KNTV	547,000	1,397,000
Professional fees	995,000	1,283,000
Severance and restructuring	1,464,000	—
Other	767,000	1,993,000

Total	$7,377,000	$7,039,000

Note 7 – Other Current Liabilities

Other current liabilities are summarized below:

	December 31,
	2004	2003
WB affiliation payment, net	$2,001,000	$1,825,000
Barter payable	664,000	863,000
Other	1,120,000	263,000

Total	$3,785,000	$2,951,000

Note 8 – Other Current Assets

Other current assets are summarized below:

	December 31,
	2004	2003
Barter and other receivables	$2,994,000	$4,079,000
Other	1,448,000	1,716,000

Total	$4,442,000	$5,795,000

Note 9 – Long-term Debt

The carrying amounts and fair values of the Company’s long-term debt are as follows:

	December 31, 2004		December 31, 2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
9 3/4% Senior Secured Notes	$400,791,000	$390,825,000	$400,087,000	$401,287,000

The fair value of the Company’s Senior Secured Notes at December 31, 2004 and 2003 is estimated based on quoted market prices.

Senior Secured Notes

On December 22, 2003, the Company completed a $405,000,000 offering of its 9 3/4 % Senior Secured Notes (the “Notes”) due December 1, 2010, at a discount, resulting in proceeds to the Company of $400,067,100.  Interest on the Notes is payable on December 1 and June 1 of each year, which commenced on June 1, 2004.  The Notes are secured by substantially all of the assets of the Company.  The Company used the net proceeds from the offering in part to (i) repay all outstanding borrowings, plus accrued interest, under the Company’s then outstanding senior credit agreement, (ii) redeem at par, plus accrued interest, all of the Company’s 9 3/8% and 10 3/8% senior subordinated notes due May and December 2005, respectively, and (iii) to repurchase at par, plus accrued interest, all of the Company’s 8 7/8% senior subordinated notes due May 2008. The remaining proceeds were invested in short-term securities as well as being used for general working capital purposes.

The Indenture, which governs the Notes, contains certain covenants that, among other things, limits the ability of the Company and its subsidiaries to incur debt, pay cash dividends on or repurchase capital stock, enter into agreements which create liens against the assets of the Company, restrict the ability of a subsidiary to pay money or transfer assets to the Company, enter into certain transactions with affiliates and to merge, consolidate or sell substantially all of the assets of the Company.

The Notes are redeemable at any time on or after December 1, 2006, at the option of the Company, in whole or in part at certain prices declining annually to 100% of the principal amount on or after.  The Company may redeem up to 35% of the aggregate principal amount of the Notes using proceeds of certain equity offerings completed on or before December 1, 2005.   The Company is required to offer to purchase all outstanding Notes at 101% of the principal amount thereof plus accrued interest in the event of a Change of Control (as defined in the Indenture).

Senior Subordinated Notes

On December 22, 2003, the Company redeemed in full $100,717,000 aggregate principal amount of its 10-3/8% Senior Subordinate Notes due May 15, 2005 and $34,660,000 aggregate principal amount of its 9-3/8% Senior Subordinate Notes due December 1, 2005 at par, plus accrued interest and repurchased all of the outstanding 8-7/8% Senior Subordinated Notes due May 15, 2008 at par, plus accrued interest.  In connection with these transactions, the Company recognized a loss on the extinguishment of debt of $3,215,000 related to the write-off of unamortized deferred financing fees and 30-day holding period interest on the 9-3/8% Notes and 10-3/8% Notes from December 22, 2003 to January 21, 2004, the date of redemption, at December 31, 2003.

During 2002, the Company recognized a loss on the extinguishment of debt of $15,097,000 related to the repayment of all outstanding borrowings under the then existing bank credit agreement and the write-off of related deferred financing fees.

The scheduled principal maturities on all long-term debt for the five years subsequent to December 31, 2004, are as follows:

2005	$—
2006	—
2007	—
2008	—
2009	—
2010 and thereafter	405,000,000
$405,000,000

Note 10 – Commitments

Future minimum lease payments under long-term operating leases as of December 31, 2004 are as follows:

2005	$1,906,000
2006	1,571,000
2007	1,533,000
2008	1,574,000
2009	1,591,000
2010 and thereafter	5,826,000
$14,001,000

Rent expense, including escalation charges, was approximately $1,779,000, $1,593,000 and $1,267,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Future payments under film contract rights agreements as of December 31, 2004 are as follows:

2005	$26,007,000
2006	15,953,000
2007	10,881,000
2008	8,698,000
2009	6,121,000
2010 and thereafter	8,124,000
$75,784,000

Note 11 – Redeemable Preferred Stock

Series A Preferred Stock

The Company authorized 100,000 shares of its Series A Convertible Preferred Stock (“Series A Stock”), par value $.01 per share, which were issued at an aggregate price of $1,210,000.  All outstanding shares of the Series A Stock were converted into shares of the Company’s Common Stock (Nonvoting), par value $.01 per share (the “Common Stock (Nonvoting)”) in August 1995.  Prior to conversion, dividends accrued on the Series A Stock at an annual rate of $.40 per share, which accumulated, without interest, if unpaid.  Accrued but unpaid dividends on the Series A Stock totaled $263,000 at December 31, 2004 and 2003 and are recorded in other non-current liabilities on the Company’s balance sheet.  Accrued dividends are due and payable on the date on which such dividends may be paid under the Company’s debt instruments.

12 3/4 % Cumulative Exchangeable Preferred Stock

In January 1997, the Company authorized the issuance of 400,000 shares of its 12 3/4 % Cumulative Exchangeable Preferred Stock (the “12 3/4 % Cumulative Exchangeable Preferred Stock”), par value $.01 per share.  In connection with the Company’s acquisition of WDWB-TV, 150,000 shares of the 12 3/4 % Cumulative Exchangeable Preferred Stock were issued in January 1997 at a price of $1,000 per share.

Holders of the 12 3/4 % Cumulative Exchangeable Preferred Stock are entitled to receive dividends at an annual rate of 12 3/4 % per share payable semi-annually on April 1 and October 1 of each year.  The Company paid dividends on and prior to April 1, 2002 in additional shares of 12 3/4 % Cumulative Exchangeable Preferred Stock.  On and after October 1, 2002, the Company is required to pay such dividends in cash.  However, the payment of cash dividends on the 12 3/4 % Cumulative Exchangeable Preferred Stock was restricted by the terms of the indentures governing the Company’s senior subordinated notes and was prohibited under the terms of the then outstanding senior credit agreement. Since three or more semi-annual dividend payments have not been paid, the holders of the Preferred Stock have the right to elect the lesser of two directors or that number of directors constituting 25% of the members of the Board of Directors.  The right of the holders of the Preferred Stock to elect members of the Board of Directors as set forth above will continue until such time as all accumulated dividends that are required to be paid in cash and that are in arrears on the Preferred Stock are paid in full in cash. The Company is restricted by the terms of the Indenture, which governs the Company’s senior secured notes, from paying cash dividends on the 12 3/4 % Cumulative Exchangeable Preferred Stock.  The Company does not anticipate paying cash dividends on the 12 3/4 % Cumulative Exchangeable Preferred Stock in the foreseeable future.  Dividends on the 12 3/4 % Cumulative Exchangeable Preferred Stock are cumulative and accrue without interest, if unpaid.  Accrued but unpaid dividends on the 12 3/4 % Cumulative Exchangeable Preferred Stock totaled $70,257,000 as of December 31, 2004 are recorded in other non-current liabilities on the Company’s balance sheet.

During the three months ended September 30, 2003, the Company adopted Statement 150 and the 12 3/4  % Cumulative Exchangeable Preferred Stock was reclassified on the Company’s consolidated balance sheet as a long-term liability and the accrual of dividends for the six months ended December 31, 2003 was recorded as a charge to expense on the consolidated statement of operations.  Prior to the adoption of Statement 150, dividends on the 12 3/4 % Cumulative Exchangeable Preferred Stock was treated as a reduction of shareholders’ equity. The impact of adopting Statement 150 resulted in a reduction of income before income taxes by $25,548,000 and $12,774,000 for the years ended December 31, 2004 and 2003, respectively.

The 12 3/4 % Cumulative Exchangeable Preferred Stock is entitled to a preference of $1,000 per share initially, plus accumulated and unpaid dividends in the event of liquidation or winding up of the Company ($270,632,000 liquidation value at December 31, 2004).  The Company is required, subject to certain conditions, to redeem all of the 12 3/4 % Cumulative Exchangeable Preferred Stock outstanding on April 1, 2009, at a redemption price equal to 100% of the then effective liquidation preference thereof, plus, without duplication, accumulated and unpaid dividends to the date of redemption.  Based on quoted market prices, the fair value of the 12 3/4 % Cumulative Exchangeable Preferred Stock at December 31, 2004 is $97,182,000.

Subject to certain conditions, each share of the 12 3/4 % Cumulative Exchangeable Preferred Stock is exchangeable, in whole or in part, at the option of the Company, for the Company’s 12 3/4 % Exchange Debentures (the “12 3/4 % Exchange Debentures”) on any scheduled dividend payment date at the rate of $1,000 principal amount of 12 3/4 % Exchange Debentures for each share of 12 3/4 % Cumulative Exchangeable Preferred Stock outstanding at the time of the exchange.

Note 12 – Stockholders’ Deficit

Stock option plans

In April 1990 the Company adopted a stock option plan (the “Stock Option Plan”) for officers and certain key employees. The Stock Option Plan terminated on April 1, 2000.  At December 31, 2004 and 2003, options granted under the Stock Option Plan were outstanding for the purchase of 4,094,700 and 4,232,700 shares of Common Stock (Nonvoting), respectively.

On April 27, 2000, the Company adopted a new stock option plan (the “2000 Stock Option Plan”) for officers and certain key employees.  The number of shares of Common Stock (Nonvoting) subject to options available for grant is 4,000,000.  Options may be granted under the 2000 Stock Option Plan at an exercise price (for tax-qualified incentive stock options) of not less than 100% of the fair market value of the Common Stock (Nonvoting) on the date the option is granted, or 110% of such fair market value for option recipients who hold 10% or more of the Company’s voting stock.  The exercise price for non-qualified stock options may be less than, equal to or greater than the fair market value of the Common Stock (Nonvoting) on the date the option is granted. At December 31, 2004 and 2003, options granted under the 2000 Stock Option Plan were outstanding for the purchase of 1,496,500 and 1,750,000 shares of Common Stock (Nonvoting) respectively.

On March 1, 1994, the Company adopted a Director Stock Option Plan (the “Director Option Plan”) providing for the grant, from time to time, of nonqualified stock options to non-employee directors of the Company to purchase shares of Common Stock (Nonvoting).  On April 23, 2002, the Director Option Plan was amended to increase the shares of Common Stock (Nonvoting) subject to options available for grant to 1,500,000.  As of December 31, 2004 and 2003, options granted under the Director Option Plan were outstanding for the purchase of 689,650 and 808,435 shares of Common Stock (Nonvoting) respectively.  The options granted under the Director Option Plan serve as compensation for attendance at regularly scheduled meetings and for service on certain committees of the Board of Directors.

The Company’s stock option information is as follows:

	2004		2003		2002
	Options	Weighted- Average Exercise price	Options	Weighted- Average Exercise price	Options	Weighted- Average Exercise price

Outstanding at beginning of year	6,791,135	$6.21	6,721,435	$6.33	5,957,985	$6.98
Granted	20,000	1.76	160,000	2.10	1,030,500	2.34
Exercised	0	0	(17,500)	1.50	(2,000)	1.50
Forfeited	(530,285)	4.51	(72,800)	9.29	(265,050)	5.52
Outstanding at end of year	6,280,850	6.34	6,791,135	6.21	6,721,435	6.33
Exercisable at end of year	4,864,900	5.77	4,637,535	5.96	3,980,210	6.35
Weighted-average fair value of options granted during the year	$1.38		$1.36		$1.65

	Options Outstanding			Options Exercisable
Range of Exercise Prices	at 12/31/04	Weighted-Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Outstanding at 12/31/04	Weighted- Average Exercise Price

$ 1.47 - $2.70	1,441,500	6.08 years	$2.10	1,135,550	$2.13
$ 3.00 - $5.50	282,500	.40 years	3.04	282,500	3.04
$ 6.13 - $6.88	1,515,200	3.50 years	6.45	1,515,200	6.45
$ 7.00 - $9.75	1,844,650	2.37 years	7.61	1,844,650	7.61
$ 10.00 - $12.44	1,197,000	3.17 years	10.11	87,000	11.47

Management Stock Plan

In April 1993, the Company adopted a Management Stock Plan providing for the grant from time to time of awards denominated in shares of Common Stock (Nonvoting) (the “Bonus Shares”) to salaried executive employees of the Company.  On October 19, 2004 the Company increased the reserve of shares from 2,000,000 to 2,500,000.  Shares generally vest over a five-year period. As of December 31, 2004, the Company has allocated a total of 1,879,925 Bonus Shares pursuant to the Management Stock Plan, 1,704,475 of which had vested through December 31, 2004.  For the years ended December 31, 2004 and 2003, 255,500 and 187,613 shares, respectively, were granted pursuant to the Management Stock Plan.  The weighted-average grant-date fair value of those shares is $0.79 and $2.15, respectively.

Non-Employee Directors’ Stock Plan

In April 1997, the Company adopted a Non-Employee Directors’ Stock Plan (the “Director Stock Plan”), providing an annual grant of shares of the Company’s Common Stock (Nonvoting) to each eligible non-employee director.  On December 2, 2002, the Company increased the reserve of shares of Common Stock (Nonvoting) for grant under the Director Stock Plan from 400,000 shares to 600,000 shares, and increased the compensation to be received by each eligible non-employee director on January 1st of each calendar year beginning January 1, 2003 to a number of shares of Common Stock (Nonvoting) equal to $50,000 divided by the fair market value per share on the date of grant; provided, that, any Directors Stock Plan Participant may elect prior to the grant date to be paid up to $30,000 of such grant in cash in lieu of shares having an aggregate fair market value equal to the amount of such cash payment.  Shares granted vest immediately.  On December 31, 2004, the Company’s Board of Directors suspended Director Stock Plan until such time the Board of Directors determines otherwise. Effective beginning January 1, 2005, each eligible non-employee director will receive an annual fee of $45,000 for director services payable semiannually in equal increments in cash. For the years ended December 31, 2004 and 2003, 229,125 and 107,780 shares, respectively, were granted pursuant to the Director Stock Plan.

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

The total number of common shares outstanding at December 31, 2004 assuming the exercise of all outstanding stock options and warrants is as follows:

Class A Common Stock	98,000
Common Stock (Nonvoting)	19,284,000
Stock options	6,281,000
Warrants	753,000
26,416,000

Note 13 – Income Taxes

The Company records income taxes using a liability approach for financial accounting and reporting that results in the recognition and measurement of deferred tax assets based on the likelihood of realization of tax benefits in future years.

The (benefit) provision for income taxes for the years ended December 31 consists of the following:

	2004	2003	2002
Current taxes:
Federal	$—	$(16,327,000)	$15,594,000
State	216,000	216,000	3,279,000
	216,000	(16,111,000)	18,873,000
Deferred taxes:
Federal	(11,927,000)	(1,303,000)	29,353,000
State	(3,000)	382,000	4,936,000
	(11,930,000)	(921,000)	34,289,000
(Benefit) provision for income taxes	$(11,714,000)	$(17,032,000)	$53,162,000

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Components of the Company’s deferred tax asset and liability as of December 31 are as follows:

	December 31,
	2004	2003
Deferred tax liability:
Depreciation and amortization	$29,318,000	$32,054,000
Total deferred tax liability	29,318,000	32,054,000

Deferred tax assets:
Net operating loss carry forward	25,190,000	4,032,000
Other	2,108,000	661,000
Valuation allowance	(17,327,000)	(3,917,000)
Total deferred tax assets	9,971,000	776,000
Net deferred tax liability	$19,347,000	$31,278,000

The difference between the U.S. federal statutory tax rate and the Company’s effective tax rate for the years ended

December 31 is as follows:

	2004	2003	2002

U.S. statutory rate	35.0%	35.0%	35.0%
State and local taxes	(0.2)	(0.6)	3.9
Increase (decrease) in valuation allowance	(12.4)	—	0.2
Accrued dividend on redeemable preferred stock	(9.4)	(7.0)	—
Other	(0.7)	(0.7)	(0.5)
Effective tax rate	12.3%	26.7%	38.6%

At December 31, 2004, the Company had a net operating loss carry forward for federal tax purposes of approximately $71,654,000 of which approximately $17,400,000 is subject to limitations provided by the Internal Revenue Code. The net loss carry forwards expire in 2005 through 2024.

During 2002, new tax legislation was enacted that allows for a five year carry back of alternative minimum tax net operating losses to fully offset alternative minimum taxable income.  As such, during 2002, the Company filed for and received a refund of prior alternative minimum tax paid of approximately $2,900,000.  During the second quarter of 2004, the Company received the $16,000,000 federal income tax refund as anticipated.

Note 14 – Defined Contribution Plan

The Company has a trusteed profit sharing and savings plan (the “Plan”) covering substantially all of its employees.  Contributions by the Company to the Plan are based on a percentage of the amount of employee contributions to the Plan and are made at the discretion of the Board of Directors.  Company contributions, which are funded monthly, amounted to $591,000, $452,000 and $735,000 for the years ended December 31, 2004, 2003 and 2002 respectively.

Note 15 – Related Party

Between 1995 and 1998, the Company loaned W. Don Cornwell, the Company’s Chief Executive Officer, $2,911,000 in four separate transactions.  On January 1, 2001, the Company loaned Mr. Cornwell an additional $375,000.  On February 15, 2001, the Company agreed to consolidate the five loans into one promissory note in the amount of $3,286,000.  The promissory note matures on January 25, 2006 or, if earlier, 30 days after Mr. Cornwell’s termination of employment.  The promissory note does not bear interest, but interest at an annual rate of 6.75 % will be imputed as additional compensation to the officer.  The promissory note allows for the loan to be forgiven in one-third increments if the Company’s Common Stock (Nonvoting) trades for ten consecutive trading days at $15, $20, and $25, respectively, or if the per share consideration received by the Company’s common stockholders in a Change of Control (as defined in the indentures governing the Company’s senior subordinated notes) equals at least $15, $20 or $25, respectively.

In 1995, the Company loaned Stuart Beck, the Company’s President, $221,200. On February 15, 2001, the Company agreed to cancel this note and issue a new promissory note in the same amount. As more fully described below, Mr. Beck’s promissory note was repaid in full in 2004.

In February 2003, the Compensation Committee recommended, and the Board of Directors approved, an incentive award of $3,286,065 to each of Mr. Cornwell and Mr. Beck to be paid, subject to vesting terms, only upon the occurrence of the refinancing with a maturity of at least two years, of the senior debt due April 15, 2004. On December 22, 2003, the Company issued $405 million aggregate principal amount of 9 3/4  % Senior Secured Notes, the proceeds of which were used by the Company in part to repay all outstanding borrowings (plus accrued interest) under the Company’s then outstanding senior credit agreement, which satisfied the performance objective of the awards.  Mr. Cornwell’s award, which vests in one-third tranches over three years from the refinancing date, will be used to repay in full his outstanding loan from the Company of $3,286,065 due January 25, 2006.  Mr. Cornwell has irrevocably elected to defer payment of the first two tranches under his performance award until January 25, 2006 when his loan is repaid.  On March 1, 2005, the Board of Directors approved the acceleration of payment of the third tranche of Mr. Cornwell’s award to January 25, 2006.

On September 21, 2004, Stuart Beck resigned from the Company to accept the appointment as Ambassador/Permanent Representative of the Republic of Palau to the United Nations.  Mr. Beck will remain on the Company’s Board of Directors. Pursuant to his separation agreement, the Company granted Mr. Beck severance totaling $1,008,000, payable in equal installments over eighteen months from the date of separation.  In addition, Mr. Beck was awarded a pro-rated bonus of approximately $255,600 based upon achievements of certain financial targets in 2004.

Under the terms of the separation agreement, the Company and Stuart J. Beck amended the Performance Award and deferral of such payments pursuant to the Separation Agreement.  Under the amended terms of the Performance Award, Mr. Beck’s Performance Award fully vested as of the separation date and payment of $221,200 was made on September 30, 2004 to repay his outstanding promissory note to the Company.  The remaining vested award of $3,065,000 is payable in cash on December 22, 2006. In addition, the Company modified the terms of Mr. Beck’s outstanding stock option awards to allow his options to continue to vest and have the right to exercise his options until the earlier of (A) the later of January 2, 2007 and 30 days after the last day of Mr. Beck’s continuous service on the Company’s Board of Directors and (B) the fixed date on which each stock option award was initially set to expire.

Pursuant to the separation agreement, Mr. Beck exchanged 80,250 shares of the Company’s Class A Voting Common Stock, par value $0.01 per share, for 80,250 shares of the Company’s Class B Non-Voting Common Stock, par value $0.01 per share.

As of December 31, 2004, the Company recorded one-time expenses for the separation benefits and acceleration of the remaining portion of the Performance Award of approximately $1,290,000 and $1,562,000, respectively.

As of December 31, 2004, the Company has agreed to allow Mr. Beck with the use of office space during this transition period at no charge. The Company anticipates that Mr. Beck will continue to use this office space through the first half of 2005.

Note 16 – Quarterly Results of Operations (unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2004 and 2003:

	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004

Net revenue	$26,001,000	$29,163,000	$27,046,000	$31,555,000
Net loss	(17,413,000)	(15,703,000)	(20,002,000)	(30,174,000	)(a)

Per common share:
Net loss
Basic	$(0.90)	$(0.81)	$(1.03)	$(1.56)
Diluted	(0.90)	(0.81)	(1.03)	(1.56)

	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003

Net revenue	$24,657,000	$28,467,000	$25,720,000	$29,700,000
Net loss	(9,451,000)	(7,355,000)	(14,912,000)	(15,230,000)

Per common share:
Net loss
Basic	$(0.84)	$(0.73)	$(0.78)	$(0.80)
Diluted	(0.84)	(0.73)	(0.78)	(0.80)

(a)           In accordance with Statement 142, the Company completed its required annual impairment test as of December 31, 2004, and recorded an impairment charge on the carrying value of goodwill of approximately $15,491,000.

SCHEDULE II
GRANITE BROADCASTING CORPORATION
VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts	Balance at beginning of year	Amount charged to costs and expenses	Amount written off(1)	Balance at end of year

For the year ended December 31, 2004	$1,319,000	$(299,000)	$(124,000)	$896,000

For the year ended December 31, 2003	748,000	541,000	(30,000)	1,319,000

For the year ended December 31, 2002	$531,000	$952,000	$735,000	$748,000

(1)                                  Net of recoveries.

Item 9.           Changes and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

As of December 31, 2004, an evaluation was carried out under the supervision and with the participation of Granite Broadcasting’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of December 31, 2004. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Item 9B.  Other Information

In connection with our March 8, 2005, acquistion of WISE-TV, the NBC affiliate serving Fort Wayne, Indiana, from New Vision Group, LLC for approximately $43.5 million, pursuant to the terms and conditions of a stock purchase agreement, dated April 23, 2004, we assumed, as of March 8, 2005, the NBC network affiliation agreement for WISE-TV, a copy of which is attached hereto as Exhibit 10.18.

PART III

Item 10.  Directors and Executive Officers of the Registrant

The following table sets forth information concerning our executive officers and directors as of March 7, 2005:

Name	Age	Position

W. Don Cornwell (1)	57	Chairman of the Board, Chief Executive Officer and Director
Robert E. Selwyn, Jr.	61	Senior Operating Advisor and Director
Lawrence I. Wills	44	Senior Vice President-Chief Financial Officer
John Deushane	48	Chief Operating Officer
James L. Greenwald(2)	77	Director
Stuart J. Beck(1)	58	Director
Edward Dugger, III	55	Director
Thomas R. Settle(1)(3)(4)	64	Director
Charles J. Hamilton, Jr.(2)(3)(4)	57	Director
M. Fred Brown(2)	58	Director
Jon E. Barfield(3)	53	Director
Veronica Pollard(3)	59	Director

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

(2)                                  Member of the Audit Committee.

(3)                                  Member of the Compensation Committee.

(4)                                  Member of the Management Stock Plan Committee.

Mr. Cornwell is a co-founder of our company and has been Chairman of our Board of Directors and our Chief Executive Officer since February 1988.  Mr. Cornwell served as our President, which office then included the duties of chief executive officer, until September 1991 when he was elected to the newly created office of Chief Executive Officer.  Prior to founding Granite, Mr. Cornwell served as a Vice President in the Investment Banking Division of Goldman, Sachs & Co. from May 1976 to July 1988.  In addition, Mr. Cornwell was the Chief Operating Officer of the Corporate Finance Department of Goldman, Sachs & Co. from January 1980 to August 1987.  Mr. Cornwell is a director of Avon Products, Inc., Pfizer, Inc. and CVS Corporation.  Mr. Cornwell received a Bachelor of Arts degree from Occidental College in 1969 and a Masters degree in Business Administration from Harvard Business School in 1971.

Mr. Stuart Beck is a co-founder of our company and has been a member of our Board of Directors since February 1988. Mr. Beck served as our President and Secretary from September 1991 to September 2004, when he resigned as an officer of the Company to accept an appointment as Ambassador/Permanent Representative of the Republic of Palau to the United Nations.  Prior to founding Granite, Mr. Beck was an attorney in private practice of law in New York, New York and Washington, DC.  Mr. Beck received a Bachelor of Arts degree from Harvard College in 1968 and a Juris Doctor degree from Yale Law School in 1971.

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

Mr. Wills has been our Senior Vice President–Chief Financial Officer since September 2004.  In addition, Mr. Wills served as our Senior Vice President-Chief Administrative Officer from 2001 to September 2004 and Vice President—Finance and Controller from 1990 to 2001.  Prior to joining Granite, Mr. Wills was employed by Ernst & Young LLP from 1982 to 1990 in various capacities, the most recent of which was as senior audit manager responsible for managing and supervising audit engagements.  Mr. Wills is a director of Junior Achievement of New York, Inc.  Mr. Wills received a bachelor’s degree in Business Administration from Iona College in 1982.

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

Mr. Brown has been a member of our Board of Directors since April 1999.  Mr. Brown founded and has been President of Aerodyne Capital, Inc., a California company specializing in the trading and leasing of commercial jet aircraft and high-bypass jet engines since 1993.  Prior to founding Aerodyne, Mr. Brown was Senior Vice-President and Managing Director of Marketing for Blenhiem Aviation from 1989-1993.  In addition, Mr. Brown served as Vice-President at Goldman Sachs & Co.  While at Goldman Sachs & Co., Mr. Brown was seconded to Freedom National Bank NA as its Senior Vice-President and Chief Financial Officer.  Mr. Brown is a Director of San Francisco Jazz Organization.  Mr. Brown received a Bachelor of Arts degree from Middlebury College in 1969.  He received a Juris Doctor degree and a Masters degree in Business Administration from the University of California at Berkeley in 1973 and is a member of the California Bar.

Mr. Barfield has been a member of our Board of Directors since April 1999.  Mr. Barfield has been Chairman, President and Chief Executive Officer of The Bartech Group, a professional staffing and outsourcing services firm, since 1997.  In addition, Mr. Barfield served as Chairman and Chief Executive Officer of the Bartech Group from 1995 to 1997, and as President of The Bartech Group from 1981 to 1995.  Prior to joining The Bartech Group, Mr. Barfield practiced corporate and securities law with the Chicago based law firm of Sidley, Austin, Brown and Wood from 1977 to 1981.  Mr. Barfield is a director of National City Corporation, BMC Software, Inc., Tecumseh Products Company, Blue Cross Blue Shield of Michigan and Reading is Fundamental.  He is also a Trustee Emeritus of Princeton University and a Trustee of The Henry Ford and of Kettering University.  Mr. Barfield received a Bachelor of Arts degree from Princeton University in 1974 and received a Juris Doctor degree from Harvard Law School in 1977.

Ms. Pollard has been a member of our Board of Directors since January 2000.  Ms. Pollard most recently served as Group Vice President, Corporate Communications, Toyota Motor North America, Inc. until June 2004.  She had been Vice President-External Affairs for Toyota Motor North America (formerly Toyota Motor Corporate Services of North America, Inc.) since joining Toyota in 1998.  Prior to joining Toyota Motor Corporate Services of North America, Inc., Ms. Pollard was Vice President-Corporate Public Relations for ABC, Inc. from 1994 to 1998.  Ms. Pollard is a trustee of the Museum for African Art in New York, a director of The Doe Fund and a member of the Individual Investor Advisory Committee of the New York Stock Exchange.  Ms. Pollard attended the University of Wisconsin for two years, received a Bachelor’s degree from Boston University in 1966, and a Master’s degree from Columbia University, Teachers College, in 1968.

Each member of our Board of Directors hold office until the next annual meeting of our shareholders, unless such director resigns or is removed before then, or until such director’s successor is duly elected and qualified.  All officers are elected annually and serve at the discretion of the Board of Directors.

Directors are separately reimbursed by us for their travel expenses incurred in attending Board or committee meetings and receive securities under our Director Stock Option Plan and, until December 31, 2004, our Non-Employee Directors Stock Plan.

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

Audit Committee.  The Audit Committee assists the Board of Directors in its oversight of the quality and integrity of our accounting, auditing, and reporting practices. The Audit Committee’s role includes discussing with management our processes to manage business and financial risk, and for compliance with significant applicable legal, ethical, and regulatory requirements.  The Audit Committee is responsible for the appointment, replacement, compensation, and oversight of the independent auditor engaged to prepare and issue audit reports on our financial statements. The Audit Committee relies on the expertise and knowledge of management, the internal auditors, and the independent auditor in carrying out its oversight responsibilities. The specific responsibilities and functions of the Audit Committee are delineated in the Audit Committee Charter. The Audit Committee Charter is reviewed annually and updated as necessary to reflect changes in regulatory requirements, authoritative guidance, and evolving practices.  The Board of Directors has determined that each Audit Committee member is independent and has sufficient knowledge in financial and auditing matters to serve on the Audit Committee. The Audit Committee held six meetings during 2004. The members of the Audit Committee are Messrs. Hamilton (Chairman), Greenwald and Brown.  The Board has determined that Mr. Brown is an audit committee financial expert within the meaning of applicable regulations of the U.S. Securities and Exchange Commission.

Compensation Committee.  The Compensation Committee consists of four members of our Board of Directors that are independent directors.  The primary responsibilities of the Compensation Committee are to (a) review and recommend to the Board the compensation of the Chief Executive Officer and other officers of our company, (b) review executive bonus plan allocations, (c) oversee and advise the Board on the adoption of policies that govern our compensation programs, (d) oversee the administration of our equity-based compensation and other benefit plans, and (e) approve grants of stock options and stock awards to our officers and employees under our equity plans, subject to certain limitations.  The Compensation Committee’s role includes producing the report on executive compensation required by SEC rules and regulations. The specific responsibilities and functions of the Compensation Committee are delineated in the Compensation Committee Charter. The Compensation Committee Charter is reviewed annually and updated as necessary to reflect changes in regulatory requirements, authoritative guidance, and evolving practices.  The Compensation Committee held four meetings during 2004. The members of the Compensation Committee are Ms. Pollard and Messrs. Settle (Chairman), Hamilton and Barfield.

Management Stock Plan Committee.  The responsibility of the Management Stock Plan Committee is to administer our Management Stock Plan.  The Management Stock Plan Committee is appointed by our Board of Directors and consists of two members of the Board of Directors that are non-employee directors.  The Management Stock Plan Committee, from time to time, selects eligible employees to receive a discretionary bonus of Bonus Shares or a Performance Award based upon such employee’s position, responsibilities, contributions and value to us and such other factors as the Management Stock Plan Committee deems appropriate.  The Management Stock Plan Committee has discretion to determine the date on which the Bonus Shares or Performance Awards allocated to an employee will be issued to such employee.  The Management Stock Plan Committee may, in its sole discretion, determine what part of an award of Bonus Shares or Performance Awards is paid in cash and what part of an award is paid in the form of Common Stock (Nonvoting).  The Management Stock Plan Committee held four meetings during 2004. The members of the Management Stock Plan Committee are Messrs. Settle and Hamilton.

Stock Option Committee.  The Stock Option Committee consists of three members of the Board of Directors appointed by the Board.  The Stock Option Committee is only authorized to grant Options to persons who are not then “covered employees” within the meaning of Section 162(m) of the Internal Revenue Code or who are not then our officers or holders of 10% or more of the Voting Common Stock.  The Stock Option Committee held one meeting during 2004. The members of the Stock Option Committee are Messrs. Cornwell, Beck and Settle.

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

For fiscal year 2004, Messrs. Barfield, M. Beck, Cornwell, Dugger, Greenwald, Hamilton, Settle and Ms. Pollard did not report, on a timely basis, one transaction on one Form 4, Mr. Brown did not report, on a timely basis, one transaction on two Form 4s, and Messrs. Deushane and Wills did not report, on a timely basis, one transaction on three Form 4s.  All of the reports referred to above have been filed.

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

Item 11.  Executive Compensation

The following table sets forth the compensation paid to our Chief Executive Officer and each of its most highly compensated executive officers whose total cash compensation exceeded $100,000 for each of the three years in the period ended December 31, 2004:

Summary Compensation Table

				Long-Term Compensation Awards
	Annual Compensation		Bonus	Restricted Stock		Securities Underlying Options/	All Other Compensation
Name and Principal Position	Year	Salary ($)	($) (1)	Awards		SARs (#)	($)(2)

W. Don Cornwell	2004	$672,000	$480,000	$7,500	(3)	—	$5,125
Chief Executive Officer	2003	672,000	679,000	96,000	(4)	—	6,000
	2002	600,000	553,191	297,500	(5)	160,000	5,500

John Deushane	2004	$300,000	$170,000	$21,850	(6)	—	$14,725
Chief Operating Officer	2003	—	—	—		—	—
	2002	—	—	—		—	—

Robert E. Selwyn, Jr.	2004	$325,000	$60,000	$—		—	$14,725
Senior Operating Advisor	2003	400,000	75,000	—		—	15,600
	2002	396,250	119,000	17,850	(7)	—	15,100

Lawrence I. Wills	2004	$250,000	$175,000	$53,250	(8)	—	$23,125
Senior Vice President -	2003	242,500	200,000	—		—	24,000
Chief Financial Officer	2002	206,000	175,000	23,800	(9)	10,000	23,500

Ellen McClain (12)	2004	$166,667	$—	$—		—	$16,333
	2003	242,500	200,000	—		—	24,000
	2002	206,000	175,000	23,800	(9)	10,000	23,500

Stuart J. Beck (13)	2004	$476,000	$255,600	$—		—	$11,925
	2003	672,000	656,829	179,500	(10)	—	15,600
	2002	600,000	391,319	238,000	(11)	213,000	15,100

(1)                                  Represents cash bonuses for service rendered in 2004, 2003 and 2002 that were paid in the subsequent year.

(2)                                  The amounts shown in this column consists of a matching contribution by us under our Employees’ Profit Sharing and Savings (401(k)) Plan and an annual perquisite allowance for Messrs. Dueshane, and Selwyn of $9,600 each applicable year, $6,800, $9,600 and $9,600 for Mr. Beck in 2004, 2003 and 2002, respectively, and  $18,000 for Mr. Wills in 2004, 2003 and 2002 and $12,000, $18,000 and $18,000 for Ms. McClain in 2004, 2003 and 2002, respectively.

(3)                                  Represents the market value on the date of award of 30,000 Bonus Shares awarded under our Management Stock Plan on October 19, 2004 for services rendered during the year-ended December 31, 2004.

(4)                                  Represents the market value on the date of award of 24,752 Bonus Shares awarded under our Management Stock Plan on January 9, 2003 for services rendered during the year-ended December 31, 2002 and 25,000 Bonus Shares awarded under the Management Stock Plan on January 5, 2004 for services rendered during the year-ended December 31, 2003.

(5)                                  Represents the market value on the date of award of 125,000 Bonus Shares awarded under our Management Stock Plan on April 23, 2002 for services rendered during the year-ended December 31, 2001.  Mr. Cornwell deferred receipt of these shares to December 31, 2003.

(6)                                  Represents the market value on the date of award of 5,000, 40,000 and 10,000 Bonus Shares awarded under our Management Stock Plan on February 25, 2004, October 19, 2004 and December 1, 2004, respectively, for services rendered during the year-ended December 31, 2004.

(7)                                  Represents the market value on the date of award of 7,500 Bonus Shares awarded under our Management Stock Plan on April 23, 2002.

(8)                                  Represents the market value on the date of award of 25,000, 40,000 and 10,000 Bonus Shares awarded under our Management Stock Plan on February 25, 2004, October 19, 2004 and December 1, 2004, respectively, for services rendered during the year-ended December 31, 2004.

(9)                                  Represents the market value on the date of award of 10,000 Bonus Shares awarded under our Management Stock Plan on April 23, 2002.

(10)                            Represents the market value on the date of award of 88,861 Bonus Shares awarded under our Management Stock Plan on January 9, 2003 for services rendered during the year-ended December 31, 2002.

(11)                            Represents the market value on the date of award of 100,000 Bonus Shares awarded under our Management Stock Plan on April 23, 2002 for services rendered during the year ended December 31, 2001.

(12)                            Ms. McClain served as the Company’s Senior Vice President-Chief Financial Officer from 2001 through August 31, 2004. All amounts represent earnings in 2004 through the date of separation.

(13)                            Mr. Beck served as the Company’s President from September 1991 through September 21, 2004 and as the Company’s Secretary from 1988 through September 21, 2004. All amounts represent earnings in 2004 through the date of separation.

Employment Agreements and Compensation Arrangements

Mr. Cornwell has an employment agreement with us.  The agreement provides for a two-year employment term, which is automatically renewed for subsequent two-year terms unless advance notice of nonrenewal is given (the current term under such agreement, which was renewed in 2003, expires September 19, 2005).  The agreement stipulates that Mr. Cornwell will devote his full time and efforts to our company and will not engage in any business activities outside the scope of his employment with us unless approved by a majority of our independent directors.  Under the agreement, Mr. Cornwell is permitted to exchange any or all of his shares of Voting Common Stock for shares of Common Stock (Nonvoting), provided that, after such exchange is effected, there will continue to be shares of our voting stock outstanding.

The Compensation Committee of our Board of Directors annually develops a compensation model to determine salary and incentive compensation for Mr. Cornwell and Mr. Beck.  The base salary was $600,000 for 2002 and $672,000 for 2003 and 2004.   Messrs Cornwell and Beck were eligible to receive incentive compensation for 2004 if certain Financial Targets were achieved.  Incentive compensation can include cash bonuses, shares of Common Stock (Nonvoting) or a combination thereof.  Incentive compensation for 2004 totaling 480,000 was awarded to Mr. Cornwell on January 11, 2005, which was paid in 2005.  Mr. Beck resigned from the Company on September 21, 2004 and pursuant to his separation agreement, any incentive compensation awards for 2004 will be prorated to represent 75% of the total earned award.  Incentive compensation for 2004 totaling $255,600 was awarded to Mr. Beck on January 11, 2005 which was paid in 2005.

Mr. Selwyn has an employment agreement with us.  The current employment term expires on December 31, 2005.  The agreement stipulates that Mr. Selwyn will devote his full time and effort to our company and will not engage in any business activities outside of the scope of his employment with us other than permitted under the agreement.  In addition to his base salary, Mr. Selwyn is eligible to receive a cash bonus if certain quantitative and qualitative goals are achieved. He has been granted options to purchase shares of Common Stock (Nonvoting) under our stock option plans and is eligible to participate in our Employee Stock Purchase Plan. The annual base salary determined by the Compensation Committee of the Board of Directors was $396,000 for 2002, $400,000 for 2003 and $325,000 for 2004. Mr. Selwyn’s base salary for 2005 is $200,000.  (See “—Employee Stock Purchase Plan,” “—Stock Option Plan” and “—Management Stock Plan.”)

Under an employment arrangement with us, Mr. Wills is eligible to receive an annual cash bonus based upon our financial performance and the achievement of certain qualitative and strategic goals during that year, such bonus to be determined by Mr. Cornwell.  Mr. Wills’ 2004 base salary was fixed at $250,000 and his base salary for 2005 is $240,000.

Under an employment arrangement with us, Mr. Deushane is eligible to receive an annual cash bonus based upon our financial performance and the achievement of certain qualitative and strategic goals during that year, such bonus to be determined by Mr. Cornwell. Mr. Deushane’s  2004 base salary was fixed at $300,000 and his base salary for 2005 is $290,000.

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

We made an aggregate contribution to the 401(k) Plan of $591,000 during 2004.

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

Stock Option Plan

In April 1990, we adopted a Stock Option Plan, or the Stock Option Plan, providing for the grant, from time to time, of Options to key employees and officers of our company or its affiliates to purchase shares of Common Stock (Nonvoting).  The Stock Option Plan terminated on April 1, 2000. As of March 7, 2005, options granted under the Stock Option Plan were outstanding for the purchase of 4,094,700 shares of Common Stock (Nonvoting).

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

On April 23, 2002, the Director Participants were granted an option to purchase 50,000 shares Common Stock (Nonvoting) as additional compensation for attendance at regular quarterly meetings during the period beginning on July 1, 2002 and ending on October 31, 2004 in lieu of additional cash compensation.  Of each such grant, Options to purchase 5,000 shares of Common Stock (Nonvoting) become exercisable on the date of attendance in person or by telephonic means, of a Director Participant at each regular quarterly meeting of the Board of Directors.

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

As of March 7, 2005, options granted under the 2000 Stock Option Plan were outstanding for the purchase of 1,496,500 shares of Common Stock (Nonvoting).

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

The aggregate number of shares of Common Stock (Nonvoting) that may be granted under the Management Stock Plan is 2,500,000.

As of March 7, 2005, we had allocated a total of 1,879,925 shares of Common Stock (Nonvoting) pursuant to the Management Stock Plan, 1,704,475 of which had vested through March 7, 2005.

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

Unless otherwise specifically provided in a Director Participant’s Option Agreement and except in the case of Reload Options as described above, each Option granted under the Directors Stock Option Plan expires no later than 10 years after the date the Option is granted.  Options may be exercised only during the period that the original optionee is a non-employee director and (i) for a period of six months after the death or disability of the Director Participant or (ii) for a period of 2 years after termination of the Director Participant’s directorship for any other reason.

The aggregate number of shares of Common Stock (Nonvoting) allocated for grant under the Directors Stock Option Plan is 1,500,000.  As of March 7, 2005, Options granted under the Directors Stock Option Plan were outstanding for the purchase of 689,650 shares of Common Stock (Nonvoting).

Non-Employee Directors Stock Plan

On April 29, 1997, we adopted a Non-Employee Directors Stock Plan for the purpose of providing a means to attract and retain highly qualified persons to serve as our non-employee directors and to enable such persons to acquire or increase a proprietary interest in our company.  The Non-Employee Directors Stock Plan provided for that on January 1st of each calendar year during the term of the Non-Employee Directors Stock Plan, our non-employee directors, who we refer to as Directors Stock Plan Participants, shall receive a number of shares of Common Stock (Nonvoting) equal to $50,000 divided by the fair market value per share on the date of grant; provided, that, any Directors Stock Plan Participant may elect prior to the grant date to be paid up to $30,000 of such grant in cash in lieu of shares having an aggregate fair market value equal to the amount of such cash payment. If a person first becomes a non-employee director after January 1st of any calendar year, such a person receives a prorated grant based on the number of regular board meetings scheduled from the date of his or her commencement of service as a director until December 31st of that year. Each Directors Stock Plan Participant may elect to defer the payment of shares of Common Stock (Nonvoting) by filing an irrevocable written election with our Secretary. On December 31, 2004, the Company’s Board of Directors suspended the Director Stock Plan until such time the Board of Directors determines otherwise. Effective beginning January 1, 2005, each eligible non-employee director will receive an annual fee of $45,000 for director services payable semiannually in equal increments in cash.

The Non-Employee Directors Stock Plan, unless earlier terminated by action of the Board of Directors, will terminate at such time as no shares remain available for issuance under the Non-Employee Directors Stock Plan and our company and the Directors Stock Plan Participants have no further rights or obligations under the Non-Employee Directors Stock Plan. The aggregate number of shares of Common Stock (Nonvoting) issuable under the Non-Employee Directors Stock Plan is 600,000.  As of March 7, 2005, 532,698 shares had been granted under the Non-Employee Directors Stock Plan.

There were no Options granted to our executive officers during 2004.

The following table sets forth, as of December 31, 2004, the number of options and the value of unexercised options held by our executive officers that held options as of that date, and the options exercised and the consideration received therefore by such persons during fiscal 2004:

Aggregated Option/SAR Exercises
In Last Fiscal Year And
FY-End Option/SAR Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at December 31, 2004		Value of Unexercised in-the-Money Options at December 31, 2003 ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable

W. Don Cornwell	—	—	1,367,600	635,000	—	—

John Deushane	—	—	189,900	30,600	—	—

Robert E. Selwyn, Jr.	—	—	340,000	10,000	—	—

Lawrence I. Wills	—	—	154,000	27,250	—	—

Compensation Committee Interlocks and Insider Participation

During 2004, Thomas R. Settle, Charles J. Hamilton, Jr., Veronica Pollard and Jon E. Barfield served as members of the Compensation Committee of our Board of Directors.

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

Components of Compensation

The components of executive compensation in 2004 were (i) a base salary, and (ii) incentive compensation opportunity.

Base Salary.     In establishing the base salary for the Chief Executive Officer and the former President who resigned effective September 21, 2004, the Compensation Committee annually develops a formula for determining salary increases based on the attainment of certain broadcast cash flow targets. No specific formula was established to determine base salary for the other executive officers, but rather the salary levels were determined by a subjective evaluation of the individual’s performance and accomplishments.

Incentive Compensation Opportunity.    Incentive compensation opportunities can consist of cash bonuses, shares of common stock or a combination thereof. The Compensation Committee has decided to favor the issuance of restricted stock in lieu of stock options.  The 2004 incentive compensation (paid in 2005) for the Chief Executive Officer and the former President were determined based on our financial performance in 2004 and the achievement of certain financial targets.  The 2004 incentive compensation (paid in 2005) for the other executive officers was determined based on our financial performance in 2004, the attainment of certain financial targets and a subjective evaluation of the individual’s performance and accomplishments during the 2004.

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
Jon E. Barfield
Charles J. Hamilton, Jr.
Veronica Pollard

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information, as of March 7, 2005, regarding beneficial ownership of our (i) Voting Common Stock by each shareholder who is known by us to own beneficially more than 5% of the outstanding Voting Common Stock, each director, each executive officer and all directors and officers as a group, and (ii) Common Stock (Nonvoting) (assuming exercise of all options for the purchase of Common Stock (Nonvoting), which exercise is at the option of the holder within sixty (60) days) by each director, each executive officer and all directors and officers as a group.  We also have 200,376 shares of our 12.75% Cumulative Exchangeable Preferred Stock outstanding, none of which are owned by any of our officers or directors.  Except as set forth in the footnotes to the table, each shareholder listed below has informed us that such shareholder has (i) sole voting and investment power with respect to such shareholder’s shares of stock, except to the extent that authority is shared by spouses under applicable law and (ii) record and beneficial ownership with respect to such shareholder’s shares of stock.

	Voting Common Stock Shares Beneficially Owned		Common Stock (Nonvoting) Shares Beneficially Owned
	Number	Percent	Number		Percent(1)

W. Don Cornwell	98,250	100.0%	2,075,727]	(2)	10.0%

Stuart J. Beck			1,710,603	(3)	8.3%

John Deushane			365,464	(4)	1.9%

Robert E. Selwyn, Jr.			465,781	(5)	2.4%

Lawrence I. Wills			230,665	(6)	1.2%

Ellen McClain			33,644		*

James L. Greenwald			276,981	(7)	1.4%

Edward Dugger III			186,530	(8)	*

Thomas R. Settle			453,340	(9)	2.3%

Charles J. Hamilton, Jr.			257,605	(10)	1.3%

M. Fred Brown			159,363	(11)	*

Jon E. Barfield			189,294	(12)	*

Veronica Pollard			175,811	(13)	*

All directors and officers as a group	98,250	100.0%	6,580,808		27.64%

*                                         Less than 1%.

(1)                                  Percentage figures assume the exercise of options for the purchase of Common Stock (Nonvoting) held by such shareholder, which conversion or exercise is at the option of the holder within sixty days.

(2)                                  Includes 1,367,600 shares issuable upon exercise of options granted to Mr. Cornwell under the Stock Option Plan that are exercisable at the option of the holder within sixty days and a total of 29,200 shares held by Mr. Cornwell’s immediate family.  Mr. Cornwell disclaims beneficial ownership with respect to such 29,200 shares.  The business address of Mr. Cornwell is Granite Broadcasting Corporation, 767 Third Avenue, 34th Floor, New York, New York, 10017.

(3)                                  Includes 1,249,850 shares issuable upon exercise of options granted to Stuart J. Beck under the Stock Option Plan which are exercisable at the option of the holder within sixty days and a total of 8,000 shares held in trust for Mr. Beck’s children.  Mr. Beck disclaims beneficial ownership with respect to such 8,000 shares.  The business address of Mr. Stuart Beck is Granite Broadcasting Corporation, 767 Third Avenue, 34th Floor, New York, New York, 10017.

(4)                                  Includes 189,900 shares issuable upon exercise of options granted to Mr. Deushane under the Stock Option Plan that are exercisable at the option of the holder within sixty days and a total of 239 shares held by Mr. Deushane’s wife.  Mr. Deushane disclaims beneficial ownership with respect to such 239 shares.

(5)                                  Includes 340,000 shares issuable upon exercise of options granted to Mr. Selwyn under the Stock Option Plan that are exercisable at the option of the holder within sixty days.

(6)                                  Includes 154,000 shares issuable upon the exercise of options granted to Mr. Wills under the Stock Option Plan that are exercisable at the option of the holder within sixty days.

(7)                                  Includes 158,125 shares issuable upon exercise of options granted to Mr. Greenwald under the Directors’ Stock Option Plan that are exercisable at the option of the holder within sixty days.

(8)                                  Includes 132,250 shares issuable upon exercise of Options granted to Mr. Dugger under the Directors’ Stock Option Plan that are exercisable at the option of the holder within sixty days.

(9)                                  Includes 3,000 shares held by Mr. Settle’s wife as custodian for his children and 171,475 shares issuable upon exercise of options granted to Mr. Settle under the Directors’ Stock Option Plan that are exercisable at the option of the holder within sixty days.  Mr. Settle disclaims beneficial ownership with respect to the shares held by his spouse.

(10)                            Includes 2,800 shares held by Mr. Hamilton’s wife as custodian for their minor children under the UGMA and 185,675 shares issuable upon exercise of options granted to Mr. Hamilton under the Directors’ Stock Option Plan, which are exercisable at the option of the holder within sixty days.  Mr. Hamilton disclaims beneficial ownership with respect to the shares held by his spouse.

(11)                            Includes 200 shares held by Mr. Brown’s children and 135,875 issuable upon exercise of options granted to Mr. Brown under the Directors’ Stock Option Plan that are exercisable at the option of the holder within sixty days.

(12)                            Includes 51,586 shares held in trust and 133,750 shares issuable upon exercise of options granted to Mr. Barfield under the Directors’ Stock Option Plan that are exercisable at the option of the holder within sixty days.

(13)                            Includes 116,250 shares issuable upon exercise of options granted to Ms. Pollard under the Directors’ Stock Option Plan that are exercisable at the option of the holder within sixty days.

Item 13.  Certain Relationships and Related Transactions

Between 1995 and 1998, we loaned Mr. Cornwell, Chief Executive Officer and Chairman of the Board of Directors, $2,911,000 in four separate transactions to pay the exercise price on stock options exercises and certain personal income taxes.  On January 1, 2001, we loaned Mr. Cornwell an additional $375,000.  On February 15, 2001, we agreed to consolidate the five loans into one loan in the amount of $3,286,000.  The promissory note matures on January 25, 2006 or, if earlier, 30 days after the officer’s termination of employment.  The promissory note does not bear interest, but interest at an annual rate of 6.75% will be imputed as additional compensation to the officer.  The promissory note allows for the loan to be forgiven in one-third increments if our Common Stock (Nonvoting) trades for ten consecutive trading days at $15, $20, and $25, respectively, or if the per share consideration received by our common stockholders in a Change of Control (as defined in the indentures that governed our senior subordinated notes) equals at least $15, $20 or $25, respectively.  In addition, on February 15, 2001 we forgave $232,247 of interest accrued on Mr. Cornwell’s loans during the year ended December 31, 2000.

In 1995, the Company loaned Stuart Beck, the Company’s President, $221,200. On February 15, 2001, the Company agreed to cancel this note and issue a new promissory note in the same amount. As more fully described below, Mr. Beck’s promissory note was repaid in full in 2004.

On February 25, 2003, the Compensation Committee recommended, and the Board of Directors approved, an incentive award of $3,286,065 to each of Mr. Cornwell and Mr. Beck to be paid, subject to vesting terms, only upon the occurrence of the refinancing with a maturity of at least two years of the senior debt due April 15, 2004.  On December 22, 2003, we issued $405 million aggregate principal amount of 9 3/4 % Senior Secured Notes, the proceeds of which we used in part to repay all outstanding borrowings (plus accrued interest) under our then outstanding senior credit agreement, which satisfied the performance objective of the awards.  Mr. Cornwell’s award, which vests in one-third tranches over three years from the refinancing date, will be used to repay in full his outstanding loan from us of $3,286,065 due January 25, 2006. Mr. Cornwell has irrevocably elected to defer payment of the first two tranches under his performance award until January 25, 2006 when his loan will be repaid.  On March 1, 2005, the Board of Directors approved the acceleration of payment of the third tranche of Mr. Cornwell’s award to January 25, 2006.  On September 21, 2004, we and Stuart J. Beck amended the Performance Award and deferral of such payments pursuant to the Separation Agreement.  Under the amended terms of the Performance Award, Mr. Beck’s Performance Award fully vested as of the separation date and payment of $221,200 was made on September 30, 2004 to repay his outstanding promissory note to us. The remaining vested award of $3,065,000 is payable in cash on December 22, 2006.

On September 21, 2004, we and Stuart J. Beck, President and Secretary, mutually agreed upon Mr. Beck’s resignation from the company in connection with his appointment as Ambassador/Permanent Representative of the Republic of Palau to the United Nations.  Mr. Beck remained on our Board of Directors. Pursuant to his Separation Agreement, as approved by the Company’s Board of Directors, we granted Mr. Beck severance totaling $1,008,000, payable in equal installments over eighteen months from the date of separation.  In addition, Mr. Beck received a pro-rated bonus of approximately $255,600 as determined by the Company’s Compensation Committee and pursuant to the Separation Agreement based upon achievements of certain financial targets in 2004. The pro-rated bonus will be paid in 2005.

On September 21, 2004, pursuant to the Separation Agreement we modified the terms of Mr. Beck’s outstanding stock option awards.  Under the original provisions of the stock option awards, when an employee separates from the Company for reasons other than (i) death or disability or (ii) the occurrence of a Change of Control, any unvested options would be forfeited and the employee would have thirty days from the date of separation to exercise any vested portion of the stock option award.  Under the modified terms pursuant to the Separation Agreement, Mr. Beck will continue to vest and have exercise rights in his outstanding stock option awards as of September 21, 2004 until the earlier of (A) the later of January 2, 2007 and 30 days after the last day of Mr. Beck’s continuous service on the Company’s Board of Directors and (B) the fixed date on which each stock option award was initially set to expire.

Pursuant to the Separation Agreement dated September 21, 2004, Mr. Beck exchanged 80,250 shares of the Company’s Class A Voting Common Stock, par value $0.01 per share, for 80,250 shares of the Company’s Class B Non-Voting Common Stock, par value $0.01 per share.

As of December 31, 2004, we agreed to allow Mr. Beck the use of his office subsequent to the employment separation at no charge. We anticipate that Mr. Beck will continue to be provided the use of this space in 2005.

Item 14.  Principal Accountant Fees and Services

The following table sets forth the aggregate fees and related expenses for professional services provided by Ernst & Young LLP in each of the last two fiscal years.

	Fiscal Year December 31,
	2004	2003
Audit fees	$873,440	$656,740
Audit-related fees	152,500	18,500
Tax fees	260,650	253,690
All other fees	—	4,100

Total	$1,286,590	$933,030

Audit Fees: Audit fees billed by Ernst & Young LLP related to the following services: 1) audit of our annual consolidated financial statements and 2) review of our interim consolidated financial statements included in our Quarterly Reports on Form 10-Q for the periods ended March 31st, June 30th and September 30th.

Audit-Related Fees: Audit-related fees billed by Ernst & Young LLP related to the following services: 1) audit of our benefit plan 2) assistance with understanding Section 404 of the Sarbanes Oxley Act of 2002 3) consultations for the accounting for proposed transactions and performing audits of proposed transactions.

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

Under the SEC rules, subject to certain de minimis criteria, pre-approval is required for all professional services rendered by our principal accountant for all services rendered on or after May 6, 2003.  In fiscal 2004, all of the fees included above were pre-approved by the Audit Committee.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)1                            Financial statements and the schedule filed as a part of this report are listed on the “Index to Consolidated Financial Statements” at page 45 herein.  All other schedules are omitted because they are not applicable to us.

(a)3  Exhibits

2.1

Purchase and Sale Agreement, dated as of April 23, 2004, by and among Malara Broadcast Group of Fort Wayne, LLC, WPTA-TV, Inc., WPTA-TV License, Inc. and Granite Broadcasting Corporation (incorporated by reference to Exhibit 2.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed on May 10, 2004)

2.2

Stock Purchase Agreement, dated as of April 23, 2004, by and among Granite Broadcasting Corporation, NVG-Fort Wayne, Inc. and New Vision Group, LLC (incorporated by reference to Exhibit 2.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed on May 10, 2004)

3.1

Third Amended and Restated Certificate of Incorporation of Granite Broadcasting Corporation, as amended (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1994, filed on March 29, 1995).

3.2	Amended and Restated Bylaws of Granite Broadcasting Corporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on January 1, 2005).

3.3

Certificate of Designations of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of our 12-3/4%, Cumulative Exchangeable Preferred Stock and Qualifications, Limitations and Restrictions Thereof (incorporated by reference to Exhibit 3.3 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed on March 21, 1997).

4.1

Indenture, dated as of December 22, 2003, between Granite Broadcasting Corporation and The Bank of New York, as Trustee, relating to our $405,000,000 Principal Amount 9 3/4% Senior Secured Notes due December 1, 2010 (including form of note) (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on December 23, 2003).

4.2

Registration Rights Agreement, dated as of December 22, 2003, between Granite Broadcasting Corporation and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on December 23, 2003)

4.3

Indenture, dated as of January 31, 1997, between Granite Broadcasting Corporation and The Bank of New York for our 12-3/4% Series A Exchange Debentures and 12-3/4% Exchange Debentures due April 1, 2009 (incorporated by reference to Exhibit 4.44 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed on March 21, 1997).

4.4	Form of 12-3/4% Exchange Debenture due April 1, 2009 (included in the Indenture filed as Exhibit 4.3).

4.5

Warrant to purchase 753,491 shares of Common Stock (Nonvoting) of Granite Broadcasting Corporation issued March 6, 2001 to Goldman Sachs & Co. (incorporated by reference to Exhibit 4.55 to our Current Report on Form 8-K, filed on March 9, 2001).

4.6/a

Credit Agreement, dated as of March 8, 2005, by and among Malara Broadcast Group Inc., as Parent Guarantor, Malara Broadcast Group of Duluth LLC, Malara Broadcast Group of Duluth Licensee LLC, Malara Broadcast Group of Fort Wayne LLC, Malara Broadcast Group of Fort Wayne Licensee LLC, as Borrowers, the lenders listed therein, as Lenders, D.B. Zwirn Special Opportunities Fund, L.P., as Administrative Agent, Dresdner Bank AG New York and Grand Cayman Branches, as Syndication Agent, and D. B. Zwirn Special Opportunities Fund, L.P., as Arranger (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on March 11, 2005)

4.7	First Supplemental Indenture, dated as of March 9, 2005, by and among Granite Broadcasting Corporation, the guarantors party thereto and The Bank of New York, as Trustee, supplementing that certain Indenture, dated as of December 22, 2003, relating to the Company’s $405,000,000 Principal Amount 9 3/4% Senior Secured Notes due December 1, 2010 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on March 11, 2005)

10.1

Granite Broadcasting Corporation Stock Option Plan, as amended through October 26, 1999 (incorporated by reference to Exhibit 10.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed on March 30, 2000).

10.2

Employment Agreement dated as of September 20, 1991 between Granite Broadcasting Corporation and W. Don Cornwell (incorporated by reference to Exhibit 10.13 to our Registration Statement No. 33-43770 filed on November 5, 1991).

10.3

Granite Broadcasting Corporation Management Stock Plan, as amended through January 1, 2003 (incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed on March 28, 2003).

10.4

Granite Broadcasting Corporation Directors’ Stock Option Plan, as amended through October 26, 1999 (incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed on March 30, 2000).

10.5	Network Affiliation Agreement (WTVH-TV) (incorporated by reference to Exhibit 10.20 to our Registration Statement No. 33-94862 filed on July 21, 1995).

10.6

Granite Broadcasting Corporation Employee Stock Purchase Plan, dated February 28, 1995 (incorporated by reference to Exhibit 10.25 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1994, filed on March 29, 1995).

10.7	Network Affiliation Agreement (WKBW) (incorporated by reference to Exhibit 10.28 to our Current Report on Form 8-K filed on July 14, 1995).

10.8

Employment Agreement dated as of September 19, 1996 between Granite Broadcasting Corporation and Robert E. Selwyn, Jr. (incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed on March 21, 1997).

10.9

Non-Employee Directors Stock Plan of Granite Broadcasting Corporation, as amended through December 2, 2002 (incorporated by reference to Exhibit 10.31 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed on March 28, 2003).

10.10

Extension Letter, dated February 28, 1999 between Granite Broadcasting Corporation and Robert E. Selwyn, Jr. extending the term of Mr. Selwyn’s Employment Agreement to January 31, 2003 (incorporated by reference to Exhibit 10.38 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed on March 31, 1999).

10.11

Granite Broadcasting Corporation 2000 Stock Option Plan, dated as of April 25, 2000 (incorporated by reference to Exhibit 10.46 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, filed on May 15, 2000).

10.12

Amended and Restated Network Affiliation Agreement, dated as of March 6, 2001 among Granite Broadcasting Corporation, the Parties set forth on Schedule I thereto, and NBC Television Network (KSEE, KBJR-TV and WEEK-TV) (incorporated by reference to Exhibit 10.51 to our Current Report on Form 8-K, filed on March 9, 2001).

10.13

Stock Purchase Agreement, dated as of December 14, 2001, by and among National Broadcasting Company, Inc., Granite Broadcasting Corporation, KNTV Television, Inc. and KNTV License, Inc. (incorporated by reference to Exhibit 10.53 to our Current Report on Form 8-K, filed on December 19, 2001)

10.14	Amendment to Network Affiliation Agreement (WKBW) (incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 29, 2004).

10.15

Separation Agreement dated September 21, 2004 between Granite Broadcasting Corporation and Stuart J. Beck (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed on November 10, 2004).

10.16

Renewal of Network Affiliation Agreement, dated May 20, 2004, by and among The Warner Bros. Network, Granite Broadcasting Corporation and WDWB-TV (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed on November 10, 2004).

10.17

Guaranty, dated as of March 8, 2005, by Granite Broadcasting Corporation, in favor of and for the benefit of D.B. Zwirn Special Opportunities Fund, L.P., as agent for and representative of (“Guarantied Party”) the financial institutions (“Lenders”) party to that certain Credit Agreement dated as of March 8, 2005, by and among Malara Broadcast Group, Inc., Malara Broadcast Group of Duluth LLC, Malara Broadcast Group of Duluth Licensee LLC, Malara Broadcast Group of Fort Wayne LLC, Malara Broadcast Group of Fort Wayne Licensee LLC, Dresdner Bank AG New York and Grand Cayman Branches, as Syndication Agent, Guarantied Party and Lenders (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 11, 2005)

10.18	Network Affiliation Agreement (WISE)

21.	Subsidiaries of Granite Broadcasting Corporation.

23.	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241)

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

a/                                      Neither the Company nor any of its subsidiaries is party to this agreement; however, because it is anticipated that the results of Malara Broadcast Group Inc., Malara Broadcast Group of Duluth LLC, Malara Broadcast Group of Duluth Licensee LLC, Malara Broadcast Group of Fort Wayne LLC and Malara Broadcast Group of Fort Wayne Licensee LLC will be consolidated with the results of the Company for financial reporting purposes, this agreement of these entities is filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 31 st day of March, 2005.

GRANITE BROADCASTING CORPORATION

By:	/s/ W. DON CORNWELL
W. Don Cornwell
Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ W. DON CORNWELL	Chief Executive Officer	March 31, 2005
(W. Don Cornwell)	(Principal Executive Officer) and Chairman of the Board of Directors

/s/ LAWRENCE I. WILLS	Senior Vice President – Chief Financial	March 31, 2005
(Lawrence I. Wills)	Officer and Secretary (Principal Financial Officer)

/s/ ROBERT E. SELWYN, JR.	Senior Operating Advisor and Director	March 31, 2005
(Robert E. Selwyn, Jr.)

/s/ STUART J. BECK	Director	March 31, 2005
(Stuart J. Beck)

/s/ JAMES L. GREENWALD	Director	March 31, 2005
(James L. Greenwald)

/s/ EDWARD DUGGER III	Director	March 31, 2005
(Edward Dugger III)

/s/ THOMAS R. SETTLE	Director	March 31, 2005
(Thomas R. Settle)

/s/ CHARLES J. HAMILTON, JR.	Director	March 31, 2005
(Charles J. Hamilton, Jr.)

/s/ M. FRED BROWN	Director	March 31, 2005
(M. Fred Brown)

/s/ JON E. BARFIELD	Director	March 31, 2005
(Jon E. Barfield)

/s/ VERONICA POLLARD	Director	March 31, 2005
(Veronica Pollard)

Exhibit Index

Exhibit Number	Description

2.1

Purchase and Sale Agreement, dated as of April 23, 2004, by and among Malara Broadcast Group of Fort Wayne, LLC, WPTA-TV, Inc., WPTA-TV License, Inc. and Granite Broadcasting Corporation (incorporated by reference to Exhibit 2.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed on May 10, 2004)

2.2

Stock Purchase Agreement, dated as of April 23, 2004, by and among Granite Broadcasting Corporation, NVG-Fort Wayne, Inc. and New Vision Group, LLC (incorporated by reference to Exhibit 2.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed on May 10, 2004)

3.1

Third Amended and Restated Certificate of Incorporation of Granite Broadcasting Corporation, as amended (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1994, filed on March 29, 1995).

3.2	Amended and Restated Bylaws of Granite Broadcasting Corporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on January 1, 2005).

3.3

Certificate of Designations of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of our 12-3/4%, Cumulative Exchangeable Preferred Stock and Qualifications, Limitations and Restrictions Thereof (incorporated by reference to Exhibit 3.3 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed on March 21, 1997).

4.1

Indenture, dated as of December 22, 2003, between Granite Broadcasting Corporation and The Bank of New York, as Trustee, relating to our $405,000,000 Principal Amount 9 3/4% Senior Secured Notes due December 1, 2010 (including form of note) (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on December 23, 2003).

4.2

Registration Rights Agreement, dated as of December 22, 2003, between Granite Broadcasting Corporation and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on December 23, 2003)

4.3

Indenture, dated as of January 31, 1997, between Granite Broadcasting Corporation and The Bank of New York for our 12-3/4% Series A Exchange Debentures and 12-3/4% Exchange Debentures due April 1, 2009 (incorporated by reference to Exhibit 4.44 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed on March 21, 1997).

4.4	Form of 12-3/4% Exchange Debenture due April 1, 2009 (included in the Indenture filed as Exhibit 4.3).

4.5

Warrant to purchase 753,491 shares of Common Stock (Nonvoting) of Granite Broadcasting Corporation issued March 6, 2001 to Goldman Sachs & Co. (incorporated by reference to Exhibit 4.55 to our Current Report on Form 8-K, filed on March 9, 2001).

4.6/a

Credit Agreement, dated as of March 8, 2005, by and among Malara Broadcast Group Inc., as Parent Guarantor, Malara Broadcast Group of Duluth LLC, Malara Broadcast Group of Duluth Licensee LLC, Malara Broadcast Group of Fort Wayne LLC, Malara Broadcast Group of Fort Wayne Licensee LLC, as Borrowers, the lenders listed therein, as Lenders, D.B. Zwirn Special Opportunities Fund, L.P., as Administrative Agent, Dresdner Bank AG New York and Grand Cayman Branches, as Syndication Agent, and D. B. Zwirn Special Opportunities Fund, L.P., as Arranger (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on March 11, 2005)

4.7

First Supplemental Indenture, dated as of March 9, 2005, by and among Granite Broadcasting Corporation, the guarantors party thereto and The Bank of New York, as Trustee, supplementing that certain Indenture, dated as of December 22, 2003, relating to the Company’s $405,000,000 Principal Amount 9 3/4% Senior Secured Notes due December 1, 2010 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on March 11, 2005)

10.1

Granite Broadcasting Corporation Stock Option Plan, as amended through October 26, 1999 (incorporated by reference to Exhibit 10.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed on March 30, 2000).

10.2

Employment Agreement dated as of September 20, 1991 between Granite Broadcasting Corporation and W. Don Cornwell (incorporated by reference to Exhibit 10.13 to our Registration Statement No. 33-43770 filed on November 5, 1991).

10.3

Granite Broadcasting Corporation Management Stock Plan, as amended through January 1, 2003 (incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed on March 28, 2003).

10.4

Granite Broadcasting Corporation Directors’ Stock Option Plan, as amended through October 26, 1999 (incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed on March 30, 2000).

10.5	Network Affiliation Agreement (WTVH-TV) (incorporated by reference to Exhibit 10.20 to our Registration Statement No. 33-94862 filed on July 21, 1995).

10.6

Granite Broadcasting Corporation Employee Stock Purchase Plan, dated February 28, 1995 (incorporated by reference to Exhibit 10.25 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1994, filed on March 29, 1995).

10.7	Network Affiliation Agreement (WKBW) (incorporated by reference to Exhibit 10.28 to our Current Report on Form 8-K filed on July 14, 1995).

10.8

Employment Agreement dated as of September 19, 1996 between Granite Broadcasting Corporation and Robert E. Selwyn, Jr. (incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed on March 21, 1997).

10.9

Non-Employee Directors Stock Plan of Granite Broadcasting Corporation, as amended through December 2, 2002 (incorporated by reference to Exhibit 10.31 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed on March 28, 2003).

10.10

Extension Letter, dated February 28, 1999 between Granite Broadcasting Corporation and Robert E. Selwyn, Jr. extending the term of Mr. Selwyn’s Employment Agreement to January 31, 2003 (incorporated by reference to Exhibit 10.38 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed on March 31, 1999).

10.11

Granite Broadcasting Corporation 2000 Stock Option Plan, dated as of April 25, 2000 (incorporated by reference to Exhibit 10.46 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, filed on May 15, 2000).

10.12

Amended and Restated Network Affiliation Agreement, dated as of March 6, 2001 among Granite Broadcasting Corporation, the Parties set forth on Schedule I thereto, and NBC Television Network (KSEE, KBJR-TV and WEEK-TV) (incorporated by reference to Exhibit 10.51 to our Current Report on Form 8-K, filed on March 9, 2001).

10.13

Stock Purchase Agreement, dated as of December 14, 2001, by and among National Broadcasting Company, Inc., Granite Broadcasting Corporation, KNTV Television, Inc. and KNTV License, Inc. (incorporated by reference to Exhibit 10.53 to our Current Report on Form 8-K, filed on December 19, 2001)

10.14	Amendment to Network Affiliation Agreement (WKBW) (incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 29, 2004)..

10.15

Separation Agreement dated September 21, 2004 between Granite Broadcasting Corporation and Stuart J. Beck (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended

September 30, 2004, filed on November 10, 2004).

10.16

Renewal of Network Affiliation Agreement, dated May 20, 2004, by and among The Warner Bros. Network, Granite Broadcasting Corporation and WDWB-TV (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed on November 10, 2004).

10.17

Guaranty, dated as of March 8, 2005, by Granite Broadcasting Corporation, in favor of and for the benefit of D.B. Zwirn Special Opportunities Fund, L.P., as agent for and representative of (“Guarantied Party”) the financial institutions (“Lenders”) party to that certain Credit Agreement dated as of March 8, 2005, by and among Malara Broadcast Group, Inc., Malara Broadcast Group of Duluth LLC, Malara Broadcast Group of Duluth Licensee LLC, Malara Broadcast Group of Fort Wayne LLC, Malara Broadcast Group of Fort Wayne Licensee LLC, Dresdner Bank AG New York and Grand Cayman Branches, as Syndication Agent, Guarantied Party and Lenders (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 11, 2005)

10.18	Network Affiliation Agreement (WISE)

21.	Subsidiaries of Granite Broadcasting Corporation.

23.	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241)

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

a/                                      Neither the Company nor any of its subsidiaries is party to this agreement; however, because it is anticipated that the results of Malara Broadcast Group Inc., Malara Broadcast Group of Duluth LLC, Malara Broadcast Group of Duluth Licensee LLC, Malara Broadcast Group of Fort Wayne LLC and Malara Broadcast Group of Fort Wayne Licensee LLC will be consolidated with the results of the Company for financial reporting purposes, this agreement of these entities is filed herewith.