Form 10-Q
period 2005-03-31
GRANITE BROADCASTING CORP
filed 2005-05-13
CIK 839621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

(APPLICABLE ONLY TO CORPORATE ISSUERS:)

As of May 3, 2005, the Registrant had 98,250 shares of Class A Voting Common Stock, par value $.01 per share outstanding; and 19,478,436 shares of Common Stock (Nonvoting), par value $.01 per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None

GRANITE BROADCASTING CORPORATION

Form 10-Q

Granite Broadcasting Corporation is a Delaware corporation. As used in this Quarterly Report on Form 10-Q and unless the context otherwise requires, (1) ”Granite,” the “Company,” “we,” “us” and “our” refer to Granite Broadcasting Corporation, together with its direct and indirect subsidiaries, and (2) ”Malara Broadcast Group” and “Malara” refer to Malara Broadcast Group, Inc., together with its direct and indirect subsidiaries.  Our principal executive offices are located at 767 Third Avenue, 34th Floor, New York, NY 10017, and our telephone number at that address is (212) 826-2530. Our web site is located at http://www.granitetv.com. The information on our web site is not part of this report.

As of March 8, 2005, we have shared services agreements and advertising representation agreements (which we generally refer to as local service agreements) relating to the two television stations owned by Malara Broadcast Group, but do not own any of the equity interests in Malara Broadcast Group.  For a description of the relationship between us and Malara Broadcast Group, see Item 2.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments.”

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report includes and incorporates forward-looking statements.  We have based these forward-looking statements on our current expectations and projections about future events.  Generally, the words “anticipates,” “believes,” “expects,” “intends,” “estimates,” “projects,” “plans” and similar expressions identify forward-looking statements. We believe that the forward-looking statements contained in this report are based upon reasonable assumptions, we can give no assurance that our goals will be achieved. These forward-looking statements are subject to risks, uncertainties and assumptions about us, including, among other things:

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

•      successful results of local services arrangement with Malara Broadcast Group stations in Fort Wayne, Indiana and Duluth, Minnesota;

•      any extraordinary, newsworthy event, including hostilities or terrorist attacks;

•      competition in the markets in which the stations we own and the stations to which we provide services are located;

•      loss of network affiliations or changes in the terms of network affiliation agreements upon renewal; and

•      technological change and innovation in the broadcasting industry.

Other matters set forth in this report, as well as risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission may also cause actual results in the future to differ materially from those described in the forward-looking statements.  We undertake no obligation to update and revise any forward-looking statements, whether as a result of new information, future events or otherwise.  In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

GRANITE BROADCASTING CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2005	2004
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents (Excludes $24,997,500 of restricted cash equivalents at March 31, 2005, which is shown separately below.)	$37,951,592	$60,858,710
Marketable securities, at fair value	2,502,465	5,603,500
Accounts receivable, less allowance for doubtful accounts ($812,456 at March 31, 2005 and $896,465 at December 31, 2004)	19,815,622	20,551,203
Film contract rights	9,694,579	11,605,637
Other current assets	5,399,757	4,442,080
Total current assets	75,364,015	103,061,130

Restricted cash equivalents	24,997,500	—
Property and equipment, net	49,975,498	45,739,747
Film contract rights	4,021,223	5,180,140
Other non current assets	4,795,176	8,430,731
Deferred financing fees, less accumulated amortization ($2,509,582 at March 31, 2005 and $1,989,038 at December 31, 2004)	13,481,937	11,760,080
Goodwill, net	65,374,586	47,632,113
Broadcast licenses, net	134,755,735	127,331,829
Network affiliations, net	102,429,224	80,793,410
Total assets	$475,194,894	$429,929,180

Liabilities and stockholders’ deficit

Current liabilities:
Accounts payable	$1,741,470	$1,859,291
Accrued interest	13,162,500	3,290,625
Other accrued liabilities	6,420,290	7,376,683
Film contract rights payable	22,998,384	24,526,448
Other current liabilities	4,975,230	3,785,399
Total current liabilities	49,297,874	40,838,446

Long-term debt	454,467,473	400,791,298
Film contract rights payable	14,499,103	17,976,348
Deferred tax liability	19,107,125	19,347,007
Redeemable preferred stock	198,924,682	198,835,862
Accrued dividends on redeemable preferred stock	76,643,534	70,256,573
Other non current liabilities	13,728,342	13,973,794

Stockholders’ deficit:
Common stock: 41,000,000 shares authorized consisting of 1,000,000 shares of Class A Common Stock, $.01 par value, and 40,000,000 shares of Common Stock (Nonvoting), $.01 par value; 98,250 shares of Class A Common Stock and 19,478,436 shares of Common Stock (Nonvoting) (19,283,924 shares at December 31, 2004) issued and outstanding at March 31, 2005.	195,766	193,820
Additional paid-in capital	364,812	361,088
Accumulated other comprehensive gain (loss)	7,021	(12,914)
Accumulated deficit	(350,904,073)	(331,410,284)
Less: Unearned compensation	(261,090)	(346,183)
Treasury stock, at cost	(875,675)	(875,675)
Total stockholders’ deficit	(351,473,239)	(332,090,148)
Total liabilities and stockholders’ deficit	$475,194,894	$429,929,180

See accompanying notes.

GRANITE BROADCASTING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2005	2004

Net revenues	$25,736,910	$26,000,641
Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization expenses shown separately below)	12,313,010	13,001,237
Selling, general and administrative expenses (exclusive of depreciation and amortization expenses shown separately below)	8,835,437	8,090,039
Corporate expense (exclusive of depreciation expense shown separately below)	2,697,899	3,020,718
Depreciation	1,828,660	1,762,477
Amortization of intangible assets	2,039,740	1,882,238
Performance award expense	319,797	524,271
Non-cash compensation expense (1)	94,593	302,824

Operating loss	(2,392,226)	(2,583,163)

Other expenses (income):
Interest expense	10,190,153	9,872,593
Interest income	(448,754)	(232,527)
Non-cash interest expense	1,072,541	1,146,441
Non-cash preferred stock dividend	6,386,961	6,386,961
Other	79,406	139,938
Loss before income taxes	(19,672,533)	(19,896,569)
Benefit for income taxes	(178,744)	(2,483,672)
Net loss	$(19,493,789)	$(17,412,897)

Net loss attributable to common shareholders	$(19,493,789)	$(17,412,897)

Basic and diluted net loss per share	$(1.00)	$(0.90)

Weighted average common shares outstanding	19,501,042	19,319,460

(1) Allocation of non-cash compensation expense to other operating expenses:

Station expenses	$19,903	$28,536
Corporate expense	74,690	274,288
Non-cash compensation expense	$94,593	$302,824

See accompanying notes.

GRANITE BROADCASTING CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Class A Common Stock	Common Stock (Nonvoting)	Additional Paid-in Capital	Other Comprehensive Income/(Loss)	Accumulated Deficit	Unearned Compensation	Treasury Stock	Total Stockholders’ Deficit

Balance at December 31, 2004	$982	$192,838	$361,088	$(12,914)	$(331,410,284)	$(346,183)	$(875,675)	$(332,090,148)
Issuance of Common Stock (Nonvoting)		1,946	(1,946)					—
Stock expense related to stock plans			5,670			37,785		43,455
Discount on loans to officers						47,308		47,308
Net loss					(19,493,789)			(19,493,789)
Unrealized gain on investment				19,935				19,935
Comprehensive loss								(19,473,854)

Balance at March 31, 2005	$982	$194,784	$364,812	$7,021	$(350,904,073)	$(261,090)	$(875,675)	$(351,473,239)

See accompanying notes.

GRANITE BROADCASTING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2005	2004

Cash flows from operating activities:
Net loss	$(19,493,789)	$(17,412,897)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	2,039,740	1,882,238
Depreciation	1,828,660	1,762,477
Performance award expense	319,797	524,271
Non-cash compensation expense	94,593	302,824
Non-cash interest expense	1,072,541	1,146,441
Non-cash preferred stock dividend	6,386,961	6,386,961
Deferred tax benefit	(178,744)	(2,483,672)
Change in assets and liabilities:
Decrease in accounts receivable	2,971,742	3,176,124
Increase in accrued liabilities	8,502,920	7,440,437
(Decrease) Increase in accounts payable	(359,704)	360,743
WB affiliation payment	(630,857)	(1,057,532)
Decrease in film contract rights and other assets	5,886,462	2,998,885
Decrease in film contract rights payable and other liabilities	(4,958,525)	(5,409,536)
Net cash provided by (used in) operating activities	3,481,797	(382,236)

Cash flows from investing activities:
Sales (purchases) of marketable securities and other investments	3,115,062	(8,749,003)
Payment for acquisition of assets	(55,487,780)	—
Purchase of U.S. Government Securities	(24,997,500)	—
Capital expenditures	(276,296)	(1,270,292)
Net cash used in investing activities	(77,646,514)	(10,019,295)

Cash flows from financing activities:
Proceed from senior credit facility	53,500,000	—
Payment of deferred financing fees	(2,242,401)	(42,716)
Net cash provided by (used in) financing activities	51,257,599	(42,716)

Net decrease in cash and cash equivalents	(22,907,118)	(10,444,247)
Cash and cash equivalents, beginning of period	60,858,710	90,213,995
Cash and cash equivalents, end of period	$37,951,592	$79,769,748

Supplemental information:
Cash paid for interest	$260,082	$—
Cash paid for income taxes	19,000	3,100
Non-cash capital expenditures	51,027	33,622

See accompanying notes.

GRANITE BROADCASTING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – Operations of the Company

The business operations of Granite Broadcasting Corporation and its wholly owned subsidiaries (the “Company”) consist of eight network affiliated television stations in the United States, consisting of four NBC-affiliated television stations, one ABC-affiliated station, one CBS-affiliated television station and two WB Network stations. The Company’s stations are located in New York, California, Michigan, Indiana, Illinois and Minnesota. Through various local service agreements (as fully discussed below), Granite Broadcasting Corporation provides advertising sales, promotion, administrative services and selected programming to two television stations owned by Malara Broadcast Group, Inc (“Malara Broadcast Group”).

As more fully discussed in Note 3, the Company completed the sale of its Fort Wayne, Indiana ABC affiliate, WPTA-TV, to Malara Broadcast Group and acquired the Fort Wayne, Indiana NBC affiliate, WISE-TV from New Vision Group, LLC. in March 2005.  Malara Broadcast Group also acquired KDLH-TV, the CBS affiliate serving Duluth, Minnesota from New Vision Group, LLC. The Company entered into a strategic arrangement with Malara Broadcast Group, under which the Company provides advertising sales, promotion and administrative services, and selected programming to WPTA-TV and KDLH-TV under local services agreements. Although the Company does not own Malara Broadcast Group or its television stations, the Company is deemed to be the primary beneficiary of Malara Broadcast Group as defined under Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities (“Interpretation 46”). As a result, Interpretation 46 requires the Company to consolidate Malara Broadcast Group’s financial position, results of operations and cash flows for the period ended March 31, 2005.

Malara Broadcast Group financed its acquisition of WPTA-TV and KDLH-TV with the proceeds of a Senior Credit Facility (the “Malara Broadcast Group Senior Credit Facility”) consisting of two terms loans totaling $48.5 million and a revolving loan of $5 million. The $23.5 million Malara Broadcast Group Term Loan A is secured by a letter of credit. To secure the reimbursement obligations in the event of a draw on the letter of credit, pursuant to the terms and conditions of an Application and Agreement for Standby Letter of Credit, the Company pledged $25 million of U.S. Government Securities. The $25 million Malara Broadcast Group Term Loan B and the $5 million revolving loan are secured by the assets of WPTA-TV and KDLH-TV, and guaranteed on an unsecured basis by the Company.

As of May 9, 2005, the Company had approximately $37,191,000 of cash, cash equivalents and marketable securities on hand, which excluded $24,997,500 in U.S. Government Securities which are pledged to secure the reimbursement obligations in the event of a draw on the letter of credit that serves as collateral for the Term Loan A under Malara Broadcast Group’s Senior Credit Facility and is restricted and not available for working capital or any other purposes.  To the extent that principal payments are made on the Term Loan A, the letter of credit shall be proportionately reduced and the Company shall be permitted to proportionately reduce the amount of pledged U.S. Government Securities. Absent changes to its capital structure and station ownership, the Company may not have enough liquidity to service its existing obligations over the next twelve months.  In order to improve the Company’s existing liquidity position, the Company is currently exploring the sale of assets and the raising of additional capital.  However, under its Indenture, the Company’s use of the net proceeds from the sale of assets is restricted.  Of the net proceeds received in an asset sale, $5 million may be used for working capital purposes and the remainder must be used either:

•      to make an investment in properties and assets that replace the properties and assets that were the subject of such asset sale or in properties and assets that will be used in the business of the Company and its Restricted Subsidiaries as existing on the Issue Date or in businesses reasonably related thereto (“Replacement Assets”) or to finance, directly or indirectly, a Permitted Business Acquisition or enter into a definitive agreement to effectuate such acquisition; provided that (A) the primary purpose of such acquisition of Replacement Assets or Permitted Business Acquisition is to acquire, and there is acquired, a television station with a Big-4 (ABC, CBS, NBC or Fox) network affiliation agreement in place or the creation (through ownership by the Company and its Restricted Subsidiaries) of a “duopoly” in a market and (B) that the Company shall use all reasonable best efforts to promptly dispose of any other assets acquired in such acquisition or Permitted Business Acquisition (as such terms are defined in the Indenture); or

•      to make an offer to all holders of the Notes to purchase such amount of the Notes less any such net proceeds used to acquire qualifying Replacement Assets or to make a Permitted Business Acquisition.

Assuming the Company is successful in selling assets and raising additional capital, it believes that the available proceeds together with the cash, cash equivalents and marketable securities on hand and internally generated funds from operations will be sufficient to satisfy our cash requirements for our existing operations for the next twelve months. However, a lack of liquidity would have a material adverse effect on the Company’s business strategy and therefore affect its ability to continue as a going concern. The 2005 quarterly financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 – Summary of Significant Accounting Policies

Interim Financial Statements

The accompanying unaudited consolidated financial statements include the accounts of the Company and have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.  Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.  For further information, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2004, which were included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.  In the opinion of management, all adjustments of a normal recurring nature, which are necessary for a fair presentation of the results for the interim periods, have been made.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and the accounts of independently-owned Malara Broadcast Group where it is deemed that the Company is the primary beneficiary of a variable interest entity in accordance with Interpretation 46. All intercompany account balances and transactions have been eliminated in consolidation.

Reclassification

Certain balances in the prior period have been reclassified to conform to the current period’s presentation.

Malara Broadcast Group

Malara Broadcast Group is included in these consolidated financial statements because the Company is deemed to be the primary beneficiary of Malara Broadcast Group as defined by Interpretation 46 as a result of (1) the Company’s guarantee of the obligations incurred under Malara Broadcast Group’s Senior Secured Credit Facility, (2) local service agreements the Company has with Malara Broadcast Group and (3) put or call option agreements the Company has with Malara Broadcast Group to acquire all of the assets and assume the liabilities of each Malara Broadcast Group television station, subject to FCC approval (see Note 3 for further details on the aforementioned).

Restricted Cash Equivalents

The $23.5 million Term Loan A under the Malara Broadcast Group Senior Credit Facility is secured by a letter of credit.  To secure the reimbursement obligations in the event of a draw on the letter of credit and pursuant to the terms and conditions of an Application and Agreement for Standby Letter of Credit, the Company pledged $25 million of U.S. Government Securities, which are not available for working capital or any other purposes and held in escrow. To the extent that principal payments are made on the Term Loan A, the letter of credit shall be proportionately reduced and the Company shall be permitted to proportionately reduce the amount of the pledged U.S. Government Securities. As of March 31, 2005, the restricted U.S. Government Securities totaled $24,997,500.

Cash Equivalents and Investments in Marketable Securities

All highly liquid investments with a maturity of ninety days or less from the date of purchase are considered cash equivalents. The marketable securities are classified as available-for-sale in accordance with the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities.  These securities are carried at fair market value based on current market quotes. Unrealized gains and losses are reported in stockholders’ equity as a separate component of other comprehensive income / (loss) until realized.  Gains and losses on securities sold are based on the specific identification method. The Company does not hold these securities for speculative or trading purposes. As of March 31, 2005, the Company’s unrealized holding gains totaled approximately $7,000.  For the three months ended March 31, 2005, the Company recorded realized loss of approximately $11,000.

Stock-Based Compensation

The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, or Statement 148, to require disclosure in the summary of accounting policies of the effects of an entity’s accounting policy with respect to stock-based compensation on reported net income / (loss) and earnings per share in annual and interim financial statements.

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

The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation,, as amended by Statement 148, to stock-based compensation for the three months ended March 31, 2005 and 2004 which may not be representative of the impact in future years.

	Three Months Ended March 31,
	2005	2004
	(unaudited)	(unaudited)

Net loss attributable to common shareholders, as reported	$(19,493,789)	$(17,412,897)
Add: pro forma compensation expense	104,000	357,374
Less: compensation expense, as reported	9,500	12,000
Pro forma net loss attributable to common shareholders	$(19,588,289)	$(17,758,271)

Basic and diluted net loss per share, as reported	$(1.00)	$(0.90)
Pro forma compensation expense	(0.00)	(0.02)
Pro forma basic and diluted net loss per share	$(1.00)	$(0.92)

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

Statement 123(R) is effective for public companies that do not file as small business issuers as of the beginning of the first annual reporting period that begins after June 15, 2005. All public companies must use either the modified prospective or modified retrospective transition method. Early adoption of Statement 123(R) for interim or annual periods for which financial statements or interim reports have not been issued is encouraged but not required. The Company has not fully evaluated the impact, if any, of adopting this pronouncement which must be adopted in the first quarter of 2006, but it believes that the adoption of this Statement will not have a significant accounting impact. See “Stock-Based Compensation” for the pro forma impact if compensation costs for the Company’s stock option plans had been determined based on the fair value method set forth in Statement 123(R).

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

In addition, another subsidiary of Malara Broadcast Group acquired CBS affiliate KDLH-TV, Duluth, Minnesota from New Vision Television on March 8, 2005 for approximately $9.5 million, pursuant to the terms and conditions of an asset purchase agreement, dated April 23, 2004.

On March 8, 2005, the Company entered into a strategic arrangement with Malara Broadcast Group, under which the Company provides advertising sales, promotion and administrative services, and selected programming to WPTA-TV and KDLH-TV in return for certain fees that will be paid by Malara Broadcast Group to the Company. The fees payable to the Company will be paid after current debt service as well as certain other expenses Malara Broadcast Group incurs directly are satisfied.

Malara Broadcast Group financed its acquisition of WPTA-TV and KDLH-TV with the proceeds of the Malara Broadcast Group Senior Credit Facility (see Note 6).

The Company does not own Malara Broadcast Group or its television stations. However, as a result of the Company’s guarantee of the obligations incurred under Malara Broadcast Group’s senior secured credit facility with respect to the Term Loan B and the revolving loan and due to its arrangements under the local service agreements and put or call option agreements, under Interpretation 46, the Company is required to consolidate Malara Broadcast Group’s financial position, results of operations and cash flows. In addition, in accordance with the provisions of Interpretation 46, the Company did not account for the sale of the assets of WPTA-TV and no gain therefrom was recognized in the consolidated statements of operations. Additionally, the Company did not apply the provisions of purchase accounting to Malara Broadcast Group’s acquisition of WPTA-TV.

In May 2004, an application was filed with the Federal Communications Commission, of FCC, seeking consent to assign the license of television station KDLH to a subsidiary of Malara Broadcast Group.  A petition to deny the application was filed with the FCC jointly by two competing television station licensees in the Duluth market asserting that the Company will have a prohibited ownership interest in KDLH by virtue of the operating arrangement between Malara Broadcast Group and the Company.  The FCC’s Media Bureau (“Bureau”) denied the petition and granted the assignment application in December 2004.  In January 2005, the petitioning broadcasters filed an application for review seeking Commission-level review of the Bureau’s decision.  Malara Broadcast Group filed an opposition to the application for review, and the petitioning broadcasters filed a response to that opposition.  The FCC has not yet ruled on the application for review.  Although the Company believes that the application for review is without merit and anticipates that the FCC will affirm the grant of the assignment application for KDLH, it is not possible to predict how the FCC will rule on the application for review.  It also is not possible to predict any remedial action or possible sanction that may be imposed by the FCC in the event that it grants the application for review.  An FCC grant of the application for review ultimately could result in a reformation or rescission of these agreements, the assignment of the KDLH license back to New Vision Group, LLC, or a sale by Malara Broadcast Group of its ownership of KDLH.

Each of the acquisitions listed below was consummated during the three months ended March 31, 2005. The Company’s acquisition of WISE and Malara Broadcast Group’s acquisition of KDLH were accounted for under the purchase method of accounting. The consolidated financial statements continue to include the operating results of WPTA as well as the operating results of WISE and KDLH from the date of consummation of the acquisition. In accordance with the provisions of Interpretation 46, the Company did not account for the sale of the assets of WPTA.

Station	Network Affiliation	Market	Date Acquired	Acquiring Company
WISE	NBC	Fort Wayne, Indiana	March 8, 2005	Granite Broadcast Corporation
WPTA (1), (2)	ABC	Fort Wayne, Indiana	March 7, 2005	Malara Broadcast Group
KDLH (1)	CBS	Duluth, Minnesota	March 8, 2005	Malara Broadcast Group

(1)   Operations under local service agreements, whereby, the Company provides advertising, sales, promotions, administrative services and selected programming services to Malara Broadcast Group television stations in return for certain fees that will be paid to the Company by Malara Broadcast Group.

(2)   In accordance with Interpretation 46, the Company did not account for the sale of the assets of WPTA-TV and no gain therefrom was recognized in the consolidated statements of operations. In addition, the Company did not apply the provisions of purchase accounting to Malara Broadcast Group’s acquisition of WPTA-TV.

WISE

On March 8, 2005, the Company acquired the stock of WISE-TV from New Vision Group, LLC for $43.5 million plus approximately $2,100,000 of transactions costs. The acquisition was accounted for under the purchase method of accounting and accordingly, the purchase price was allocated to assets acquired based on their estimated fair value on the acquisition date.

The following table summarizes the allocation of the purchase price of WISE-TV on March 8, 2005. The Company is currently obtaining a third-party valuation of certain acquired intangible assets and therefore the allocation below is preliminary and estimated and is subject to change once the third-party valuation is completed. In addition, net assets acquired are subject to future working capital adjustments and therefore the amount below is preliminary and estimated and subject to change.

Value at
March 8, 2005
Purchase Price	$45,649,000
Net Assets Acquired	1,999,000
FCC License (indefinite lived)	5,424,000
Network Affiliation (estimated useful life, 25 years)	20,797,000

Goodwill, including transaction costs (indefinite lived)	$17,429,000

KDLH

On March 8, 2005, Malara Broadcast Group acquired substantially all of the assets of KDLH-TV from New Vision Group, LLC for $9.5 million plus approximately $300,000 of transactions costs. The acquisition was accounted for under the purchase method of accounting and accordingly, the purchase price was allocated to assets acquired based on their estimated fair value on the acquisition date.

The following table summarizes the allocation of the purchase price of KDLH-TV acquired on March 8, 2005. Malara Broadcast Group is currently obtaining a third-party valuation of certain acquired intangible assets and therefore the allocation below is preliminary and estimated and is subject to change once the third-party valuation is completed. In addition, net assets acquired are subject to future working capital adjustments and therefore the amount below is preliminary and estimated and subject to change.

Value at
March 8, 2005
Purchase Price	$9,840,000
Net Assets Acquired	4,648,000
FCC License (indefinite lived)	2,000,000
Network Affiliation (estimated useful life, 25 years)	2,879,000

Goodwill, including transaction costs (indefinite lived)	$313,000

The following unaudited pro forma information for the three months ended March 31, 2005 and 2004 has been presented as if the Company’s acquisition of WISE-TV and Malara Broadcast Group’s acquisition of KDLH-TV had occurred on January 1, of each year:

	Three Months Ended March 31,
	2005	2004
	Pro Forma	Pro Forma
Net Revenues	$27,588,000	$28,861,000
Operating Expenses	30,564,000	31,497,000
Loss from Operations	(2,976,000)	(2,636,000)
Other Expenses	18,205,000	18,556,000
Loss before Taxes	(21,181,000)	(21,192,000)
Benefit for income taxes	(179,000)	(2,484,000)
Net loss attributable to common shareholders	(21,002,000)	(18,708,000)

Basic and diluted net loss per share	$(1.08)	$(0.97)

Weighted average common shares outstanding	19,501,042	19,319,460

The selected unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of results of operations in the future periods or results that would have been achieved had the Company’s acquisition of WISE-TV and Malara Broadcast Group’s acquisition of KDLH-TV had occurred during the specified periods.

Note 4 – Related Parties

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

On September 21, 2004, Stuart Beck resigned from the Company to accept the appointment as Ambassador/Permanent Representative of the Republic of Palau to the United Nations.  Mr. Beck remains on the Company’s Board of Directors. Pursuant to his separation agreement, the Company granted Mr. Beck severance totaling $1,008,000, payable in equal installments over eighteen months from the date of separation.  In addition, Mr. Beck was awarded a pro-rated bonus of approximately $255,600 based upon achievements of certain financial targets in 2004 which was paid during the three months ended March 31, 2005.

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

During the fourth quarter of 2004 and pursuant to the separation agreement, Mr. Beck exchanged 80,250 shares of the Company’s Class A Voting Common Stock, par value $0.01 per share, for 80,250 shares of the Company’s Class B Non-Voting Common Stock, par value $0.01 per share.

The Company allows Mr. Beck to use office space at no charge. The Company anticipates that Mr. Beck will continue to use this office space through 2005.

Note 5 – Restructuring and Severance Charges

Restructuring Charges

During 2004, the Company recognized a $2,027,000 restructuring charge relating to employee separations at both its corporate office and its Buffalo, New York television station.  Of the total $2,027,000, approximately $1,406,000 related to severance and other benefits, associated with the departure of Stuart J. Beck (see Note 4, Related Parties) and administrative support staff at the corporate office which is being paid over an eighteen month period from date of separation, September 21, 2004. The remaining $621,000 restructuring charge includes severance and other benefits resulting from a reduction in the workforce at the Buffalo, New York television station.

In connection with the acquisition of KDLH-TV in March 2005, the Company recognized a $252,000 restructuring charge related to employee separations, which included severance and other benefits. These charges were not costs directly attributable to Malara Broadcast Group’s acquisition of KDLH-TV due to fact that upon Malara’s acquiring of KDLH-TV certain employees were retained by Malara with the remaining employees becoming employees of the Company’s KBJR-TV station and were either retained or subsequently terminated. The Company anticipates additional charges in future periods relating to stay-bonuses awarded to transitional employees of KBJR-TV upon separation.

At March 31, 2005, the accruals for restructuring activities were included in “other accrued liabilities” on the consolidated Balance Sheets and the related expense for the charge at the Buffalo, New York television station and KBJR-TV station are included in “station operating expenses” and the related expense for the corporate charges are included in “corporate separation agreement expenses” on the consolidated Statement of Operations.  These costs were recognized in accordance with the provisions of Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

Acquisition Charges

In connection with the Company’s acquisition of WISE-TV in March 2005, the Company accrued $590,000 related to employee separations, which included severance and other benefits as part of the Company’s purchase accounting. These accrued costs were a result of employees not retained by the Company subsequent to its acquisition of WISE-TV, which included line through management employees. The Company anticipates additional charges in future periods, in the form of restructuring charges, relating to stay-bonuses awarded to transitional employees of WISE upon separation.

At March 31, 2005, the accruals for acquisition activities of WISE-TV were included in “other accrued liabilities” on the consolidated Balance Sheets. These charges were recognized in accordance with the provisions of Emerging Issues Task Force Issue No. 95-3 Recognition of Liabilities in Connection with a Purchase Business Combination.

The following is a reconciliation of the aggregate liability recorded for restructuring and acquisition charges as of March 31, 2005:

	Reconciliation of Aggregate Liability Recorded for Restructuring and Acquisition Charges
	Three Months Ended March 31, 2005
	December 31, 2004	Provision	Payments	March 31, 2005

Buffalo, New York	$250,000	$—	$119,000	$131,000
KBJR-TV	—	252,000	148,000	104,000
WISE-TV	—	590,000	365,000	225,000
Corporate	1,214,000	—	332,000	882,000

Total	$1,464,000	$842,000	$964,000	$1,342,000

The liability for the restructuring and acquisition charges will be paid in accordance with the provisions of the severance agreements and payments are expected to be completed at various times through March 2006.

Note 6 – Long-Term Debt

Long-term debt consists of the following:

	March 31, 2005	December 31, 2004
9 3/4% Senior Secured Notes, due 2010, net of discount of $4,032,527 at March 31, 2005 and $4,208,702 at December 31, 2004	$400,967,473	$400,791,298
Malara Broadcast Group Senior Credit Facility	53,500,000	—

Total	$454,467,473	$400,791,298

The Company’s 9 3/4 % Senior Secured Notes

On December 22, 2003, the Company completed a $405,000,000 offering of our 9 3/4 % Senior Secured Notes (the “Notes”) due December 1, 2010, at a discount, resulting in proceeds to the Company of $400,067,100.  Interest on the Notes is payable on December 1 and June 1 of each year, which commenced on June 1, 2004.  The Company used the net proceeds from the offering in part to (i) repay all outstanding borrowings, plus accrued interest, under its senior credit agreement, (ii) redeem at par, plus accrued interest, all of its 9 3/8 % and 10 3/8 % senior subordinated notes due May and December 2005, respectively, and (iii) to repurchase at par, plus accrued interest, all of its 8 7/8 % senior subordinated notes due May 2008.  The remaining proceeds were invested in short-term securities as well as being used for general working capital purposes.

The Notes are the Company’s senior secured obligations. The Notes are guaranteed by each of its domestic restricted subsidiaries. The Notes and the guarantees are secured by substantially all of its assets.  The Company may redeem some or all of the

Notes at any time on or after December 1, 2006. The Company may also redeem up to 35% of the aggregate principal amount of the Notes using the proceeds of one or more equity offerings on or before December 1, 2005.

The Indenture, which governs the Company’s Notes, restricts its ability and the ability of its restricted subsidiaries to, among other things: (i) incur additional debt and issue preferred stock; (ii) make certain distributions, investments and other restricted payments; (iii) create certain liens; (iv) enter into transactions with affiliates; (v) enter into agreements that restrict its restricted subsidiaries from making payments to the Company; (vi) merge, consolidate or sell substantially all of its assets; (vii) limit the ability of its subsidiaries to issue preferred stock; (viii) sell or acquire assets; and (ix) enter into new lines of business.

Under the Indenture, the Malara Broadcast Group companies to which the Company provides services pursuant to the local services agreements are subject to the terms of the Indenture applicable to Restricted Subsidiaries that are not Guarantors, as such terms are defined in the Indenture.

Malara Broadcast Group’s Senior Credit Facility

Malara Broadcast Group financed its acquisition of WPTA-TV and KDLH-TV in March 2005 with the proceeds of the Malara Broadcast Group Senior Credit Facility, consisting of two terms loans totaling $48.5 million and a revolving loan of $5 million. The $23.5 million Malara Broadcast Group Term Loan A is secured by a letter of credit. To secure the reimbursement obligations in the event of a draw on the letter of credit, pursuant to the terms and conditions of an Application and Agreement for Standby Letter of Credit, the Company pledged $25 million of U.S. Government Securities. To the extent that principal payments are made on the Term Loan A, the letter of credit shall be proportionately reduced and the Company shall be permitted to proportionately reduce the amount of the pledged U.S. Government Securities.  The $25 million Malara Broadcast Group Term Loan B and the $5 million revolving loan are secured by the assets of WPTA-TV and KDLH-TV, and guaranteed on an unsecured basis by the Company pursuant to a guaranty agreement (the “Granite Guaranty”).

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

Note 7 – Condensed Consolidating Financial Information

The Granite Broadcasting Corporation column represents the registrant’s financial information. The Malara Broadcast Group column represents the consolidated financial information of Malara Broadcast Group, an independently owned entity in which the Company is deemed to be the primary beneficiary (see Note 3) and is required to be consolidated as a variable interest entity in accordance with Interpretation 46.

BALANCE SHEET

March 31, 2005

	Granite Broadcasting Corporation	Malara Broadcast Group	Eliminations	Consolidated Company

Assets

Current assets:
Cash and cash equivalents	$37,233,056	$718,536	$—	$37,951,592
Marketable securities, at fair value	2,502,465	—	—	2,502,465
Accounts receivable, net	17,477,960	2,337,662	—	19,815,622
Other current assets	13,871,542	1,222,794	—	15,094,336
Due from consolidated entity	1,520,192	31,519	(1,551,711)	—

Total current assets	72,605,215	4,310,511	(1,551,711)	75,364,015

Restricted cash equivalents	24,997,500	—	—	24,997,500
Property and equipment, net	41,316,661	8,658,837	—	49,975,498
Other non current assets	24,513,496	1,431,508	(3,646,668)	22,298,336
Intangibles, net	285,340,440	44,950,205	(27,731,100)	302,559,545

Total assets	$448,773,312	$59,351,061	$(32,929,479)	$475,194,894

Liabilities and stockholders’ deficit

Current liabilities:
Accounts payable and other accrued liabilities	$20,890,735	$433,525	$—	$21,324,260
Other current liabilities	26,995,738	977,876	—	27,973,614
Due to consolidated entity	31,519	1,520,192	(1,551,711)	—

Total current liabilities	47,917,992	2,931,593	(1,551,711)	49,297,874

Long-term debt	400,967,473	53,500,000	—	454,467,473
Other non current liabilities	47,004,705	3,976,533	(3,646,668)	47,334,570
Redeemable preferred stock	198,924,682	—	—	198,924,682
Accrued dividends on redeemable preferred stock	76,643,534	—	—	76,643,534

Stockholders’ deficit:
Common stock	195,766	—	—	195,766
Additional paid-in capital	364,812	—	—	364,812
Accumulated other comprehensive gain	7,021	—	—	7,021
Accumulated deficit	(322,115,908)	(1,057,065)	(27,731,100)	(350,904,073)
Less: Unearned compensation	(261,090)	—	—	(261,090)
Treasury stock, at cost	(875,675)	—	—	(875,675)
Total stockholders’ deficit	(322,685,074)	(1,057,065)	(27,731,100)	(351,473,239)
Total liabilities and stockholders’ deficit	$448,773,312	$59,351,061	$(32,929,479)	$475,194,894

STATEMENT OF OPERATIONS

For the three months ended March 31, 2005

	Granite Broadcasting Corporation	Malara Broadcast Group	Eliminations	Consolidated Company

Net revenues	$25,853,760	$517,021	$(633,871)	$25,736,910

Station operating expenses:
Direct operating expenses (exclusive of depreciation and amortization expenses shown separately below)	12,189,071	123,939		12,313,010
Selling, general and administrative expenses (exclusive of depreciation and amortization expenses shown separately below)	8,769,310	699,998	(633,871)	8,835,437
Corporate expense (exclusive of depreciation expense shown separately below)	2,697,899	—		2,697,899
Depreciation and amortization	3,802,621	65,779		3,868,400
Performance award expense	319,797	—		319,797
Non-cash compensation expense	94,593	—		94,593

Operating loss	(2,019,531)	(372,695)		(2,392,226)

Other expenses (income):
Interest expense	9,872,570	317,583		10,190,153
Interest income	(448,754)	—		(448,754)
Non-cash interest expense	1,055,360	17,181		1,072,541
Non-cash preferred stock dividend	6,386,961	—		6,386,961
Other	(270,200)	349,606		79,406

Loss before income taxes	(18,615,468)	(1,057,065)		(19,672,533)
Benefit for income taxes	(178,744)	—		(178,744)

Net loss	$(18,436,724)	$(1,057,065)		$(19,493,789)

Net loss attributable to common shareholders	$(18,436,724)	$(1,057,065)		$(19,493,789)

Basic and diluted net loss per share	$(0.95)	N/A		$(1.00)

Weighted average common shares outstanding	19,501,042	N/A		19,501,042

STATEMENT OF CASH FLOWS

For the three months ended March 31, 2005

	Granite Broadcasting Corporation	Malara Broadcast Group	Eliminations	Consolidated Company

Cash flows (used in) provided by operating activities	$3,275,586	$237,927	$(31,716)	$3,481,797

Cash flows from investing activities:
Sales (purchase) of marketable securities and other investments	3,115,062	—	—	3,115,062
Proceeds from sale of assets	45,417,485		(45,417,485)	—
Payment for acquisition of assets	(45,648,922)	(55,288,059)	45,449,201	(55,487,780)
Proceeds (payments) from option agreements	(3,646,668)	3,646,668	—	—
Purchase of U.S. Government Securities	(24,997,500)	—	—	(24,997,500)
Capital expenditures	(276,296)	—	—	(276,296)
Net cash used in investing activities	(26,036,839)	(51,641,391)	31,716	(77,646,514)

Cash flows from financing activities:
Proceeds from senior credit facility	—	53,500,000		53,500,000
Payment of deferred financing fees	(864,401)	(1,378,000)		(2,242,401)
Net cash (used in) provided by financing activities	(864,401)	52,122,000		51,257,599

Net (decrease) increase in cash and cash equivalents	(23,625,654)	718,536		(22,907,118)
Cash and cash equivalents, beginning of period	60,858,710	—		60,858,710
Cash and cash equivalents, end of period	$37,233,056	$718,536		$37,951,592

Supplemental information:
Cash paid for interest	$—	$260,082		$260,082
Cash paid for income taxes	19,000	—		19,000
Non-cash capital expenditures	51,027	—		51,027

Other Historical Consolidation Information

At December 31, 2004, the Company’s consolidated Balance Sheets included in “other non-current assets” and “deferred financing fees” $130,000 and $32,500, respectively, as a result of the consolidation of Malara Broadcast Group.

For the three months ended March 31, 2004, consolidation of variable interest entity in accordance with Interpretation 46 was not applicable for the Company’s Statement of Operations and Statement of Cash Flows.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the unaudited consolidated financial statements and notes thereto in this Quarterly Report and the audited financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-K for the year ended December 31, 2004.

Executive Summary

We own and operate eight network affiliated television stations in geographically diverse markets reaching over 6% of the nation’s television households.  As of March 31, 2005, four stations are affiliated with NBC, one with ABC and one with CBS, our Big Three Affiliates, and two stations are affiliated with the Warner Bros. Television Network, our WB Affiliates.  The NBC affiliates are KSEE-TV, Fresno-Visalia, California, WEEK-TV, Peoria-Bloomington, Illinois, KBJR-TV, Duluth, Minnesota - Superior, Wisconsin and WISE-TV, Fort Wayne, Indiana.  The ABC affiliate is WKBW-TV, Buffalo, New York. The CBS affiliate is WTVH-TV, Syracuse, New York.  The WB affiliates are KBWB-TV, San Francisco, California and WDWB-TV, Detroit, Michigan. As discussed in further detail below, in March 2005, we completed the sale of WPTA-TV, the ABC affiliate serving Fort Wayne, Indiana to Malara Broadcast Group and the acquisition of WISE-TV, the NBC affiliate serving Fort Wayne, Indiana from New Vision Group, LLC.

Through shared services agreements and advertising representation agreements (which we generally refer to as local service agreements) with Malara Broadcast Group, we currently provide advertising, sales promotion, administrative and selected programming to two stations owned and operated by Malara Broadcast Group. Malara Broadcast Group is owned by an independent third party who owns and operates two television stations as of March 31, 2005. We do not own Malara Broadcast Group or its television stations. In order for both us and Malara Broadcast Group to continue to comply with FCC regulations, Malara Broadcast Group must maintain complete responsibility for and control over programming, finances, personnel and operations of its television stations.  However, as a result of our guarantee of the obligations incurred under Malara Broadcast Group’s senior secured credit facility and the revolving loan, arrangements under the local service agreements and put or call option agreements, under Untied States Generally Accepted Accounting Principles (“U.S. GAAP”), specifically, Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities (“Interpretation 46”) we are required to consolidate Malara Broadcast Group’s financial position, results of operations and statement of cash flows in our consolidated results. In addition, in accordance with the provisions of Interpretation 46, the Company did not account for the sale of the assets of WPTA-TV and no gain therefrom was recognized in the consolidated statements of operations.  In addition, the Company did not apply the provisions of purchase accounting to Malara Broadcast Group’s acquisition of WPTA-TV.

We believe that inflation has not had a material impact on our results of operations for the three months ended March 31, 2005.  However, there can be no assurance that future inflation would not have an adverse impact on our operating results and financial condition.

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

Critical Accounting Polices

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period.  Actual results could differ from those estimates.  Results of operations for interim periods are not necessarily indicative of results for the full year.

Information with respect to our critical accounting policies which we believe could affect our reported results require subjective judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Result of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004. We believe that as of March 31, 2005, the following is the only material change to this information.

Consolidation of Variable Interest Entities

Our financial statements include the accounts of independently-owned Malara Broadcast Group where it has been determined that the Company is the primary beneficiary of a variable interest entity (“VIE”) in accordance with FASB Interpretation 46, as revised in December 2003, Interpretation 46(R). Under U.S. GAAP a company must consolidate an entity when it has a “controlling financial interest” resulting from ownership of a majority of the entity’s voting rights. Interpretation 46(R) expands the definition of controlling financial interest to include factors other than equity ownership and voting rights.

In applying Interpretation 46(R), we base our decision to consolidate an entity on quantitative and qualitative factors that indicate whether or not we are responsible for a majority of the entity’s economic risks and we receive a majority of the entities economic rewards, or “primary beneficiary.” Our evaluation of whether or not we are deemed to be the primary beneficiary is an ongoing process and may alter as facts and circumstances change.

Malara Broadcast Group is included in our consolidated financial statements because we believe we are the primary beneficiary of Malara Broadcast Group as a result of local service agreements we have with each of the Malara stations, our guarantee of the obligations incurred under the Malara Broadcast Group Senior Credit Facility and the put/call option agreements between us and Malara Broadcast Group.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2005 and 2004

Consolidated

Set forth below are significant factors that contributed to the Company’s operating results for the three months ended March 31, 2005 and 2004, respectively.

	Three Months Ended March 31,
	2005	2004	% Change

Local/Regional	$16,309,000	$15,151,000	7.6%
National	11,632,000	12,408,000	(6.3)%
Network Compensation	794,000	798,000	(0.6)%
Political	249,000	1,268,000	(80.4)%
Other	1,154,000	1,045,000	10.3%
Gross Revenue	30,138,000	30,670,000	(1.7)%
Agency Commissions	4,401,000	4,669,000	(5.8)%
Net Revenue	$25,737,000	$26,001,000	(1)%

Net revenues consist primarily of local, national and political airtime sales, net of sales adjustments and agency commissions. Additional, but less significant, amounts are generated from network compensation, internet revenues, barter/trade revenues, production revenues and other revenues.

Net revenue decreased $264,000 or 1% to $25,737,000 for the three months ended March 31, 2005, from $26,001,000 for the three months ended March 31, 2004.  The decrease was primarily due to decreases in political advertising revenue during a non-presidential election year of $1,019,000 or 80% and non-political national revenue of $776,000 or 6%. These decreases were offset by healthy increase in non-political local revenues of $1,158,000 or 8%. The non-political local revenue increase was primarily due to the growth in the instructional schools, paid programming, financial services, insurance and competitive media categories. The non-political national revenue decrease was primarily due to declines in the movie, telecommunications, utilities and financial services categories.  Malara Broadcast Group’s net revenues totaled $ 517,000 or 2% of the total net revenues as of March 31, 2005.

Direct operating expenses, consisting primarily of programming, news and engineering decreased $688,000 or 5% to $12,313,000 for the three months ended March 31, 2005 from $13,001,000 for the same period in 2004. The decrease was primarily due to decreases in compensation expense and amortization of film contract rights as a result from write-downs taken in 2004 of certain film contract rights at our WB affiliates. Selling, general and administrative expenses increased $745,000 or 9% to $8,835,000 for the three months ended March 31, 2005 from $8,090,000 for the same period in 2004. The increase was primarily due to higher expenses in professional fees, group health insurance and a restructuring charge at KBJR-TV resulting from the acquisition and consolidation of KDLH-TV in March 2005. Malara Broadcast Group’s direct operating expenses and selling, general and administrative expenses totaled $190,000 of the total station expenses, after elimination of expenses relating to various local service agreements between us and Malara Broadcast Group.

Big Three Affiliates

GROSS REVENUES BY CATEGORY,

CONSOLIDATED BIG THREE AFFILIATES

(dollars in thousands)

	2005		2004
	Amount	%	Amount	%

Local/Regional	$11,238	54.0%	$9,982	48.1%
National	7,586	36.4%	7,818	37.7%
Network Compensation	794	3.8%	798	3.8%
Political	241	1.2%	1,257	6.1%
Other	949	4.6%	886	4.3%
Gross Revenue	20,808	100%	20,741	100.0%
Agency Commissions	2,987		3,068
Net Revenue	$17,821		$17,673

Net revenue at our Big Three affiliates increased $148,000 or 1% to $17,821,000 from $17,673,000. The increase in net revenue was primarily due to increases in non-political local revenues of $1,256,000 offset in part by decreases in political advertising of $1,016,000 and non-political national revenues of $232,000.  The non-political local revenue increase was primarily due to the growth in the paid programming, financial services, insurance, competitive media and games/lotteries categories. The non-political national revenue decrease was primarily due to declines in the movie, financial services, pharmaceutical and utilities categories. The Big Three affiliates contributed 69% to net revenue during the quarter. Malara Broadcast Group contributed net revenues of $517,000 to the total Big Three net revenues.

Direct operating expenses at our Big Three affiliates, consisting primarily of programming, news and engineering increased $196,000 or 2% to $8,481,000 for the three months ended March 31, 2005 from $8,285,000 for the same period in 2004. The increase was primarily due to the costs associated with the addition of two new stations to our consolidated results, WISE-TV and KDLH-TV during the three months ended March 31, 2005. The increase was offset in part by decreases in compensation expense. Selling, general and administrative expense at our Big Three affiliates increased $434,000 or 8% to $5,665,000 for the three months ended March 31, 2005 from $5,231,000 for the same period in 2004. The increase was primarily due to higher expenses in professional fees, group health insurance and a restructuring charge at KBJR-TV resulting from the acquisition and consolidation of KDLH-TV in March 2005. These increases were offset in part by decreases in compensation expense. Malara Broadcast Group’s direct operating expenses and selling, general and administrative expenses totaled $190,000 of the total station expenses, after elimination of expenses relating to various local service agreements between us and Malara Broadcast Group.

WB Affiliates

GROSS REVENUES BY CATEGORY,

CONSOLIDATED WB AFFILIATES

(dollars in thousands)

	2005		2004
	Amount	%	Amount	%

Local/Regional	$5,071	54.4%	$5,168	52.1%
National	4,046	43.3%	4,590	46.2%
Political	8	0.1%	12	0.1%
Other	205	2.2%	159	1.6%
Gross Revenue	9,330	100.0%	9,929	100.0%
Agency Commissions	1,414		1,601
Net Revenue	$7,916		$8,328

Net revenue at our WB affiliates decreased $412,000 or 4.9% to $7,916,000 from $8,328,000 due primarily to decreases in non-political national revenues of $544,000 and non-political local revenues of $97,000.  The non-political national revenue decreases were primarily due to declines in the movie, department stores, telecommunications and financial services categories.  The non-political local revenue decreases were primarily due to declines in the automotive, department stores and competitive media categories. The WB affiliates do not generate meaningful political revenue, as they do not broadcast local news.  The WB affiliates contributed 31% to net revenue during the quarter.

Direct operating expenses at our WB affiliates, consisting primarily of programming and engineering decreased $884,000 or 19% to $3,832,000 for the three months ended March 31, 2005 from $4,716,000 for the same period in 2004. The decrease was primarily due to lower amortization of film contract rights due to the effects of write-downs taken in 2004, and the replacement of expensive, unprofitable programs with less expensive, profitable programming. There were no film asset write-downs during the three months ended March 31, 2005 and 2004. Selling, general and administrative expenses at our WB affiliates increased $311,000 or 11% to $3,170,000 for the three months ended March 31, 2005 from $2,859,000 for the same period in 2004. The increase was primarily due to higher expenses related to promotions.

Consolidated

Amortization expense increased $158,000 or 8% during the three months ended March 31, 2005 as compared to the same period a year earlier. This increase was primarily due to the incremental amortization expense of two additional television stations, KDLH and WISE, which were acquired in March 2005. Depreciation expense increased $66,000 or 4% during the three months ended March 31, 2005 compared to the same period a year earlier.  The increase was primarily due to the incremental depreciation expense of two additional television stations, KDLH and WISE, which were acquired in March 2005 as well as the result of capital expenditures related to the conversion to digital broadcasting throughout 2004.

Corporate expense totaled $2,698,000; a decrease of $323,000 or 11% compared to $3,021,000 for the three months ended March 31, 2004. The decrease was primarily due to planned reduction in compensation and other non-personal related expenses. The performance award expense for the three months ended March 31, 2005 totaled $320,000; a decrease of $204,000 or 39% compared to $524,000 for the three months ended March 31, 2004. The decrease was primarily due to the separation of a company executive for which the unvested portion of the executive’s performance award expense was accelerated during the third quarter of 2004 pursuant to a Separation Agreement dated September 21, 2004. Non-cash compensation expense decreased $208,000 or 69% primarily due to the forfeitures of stock awards granted certain personnel in prior years who are no longer employed by us as of March 31, 2005.

Interest expense totaled $10,190,000; an increase of $317,000 or 3% compared to $9,873,000 for the three months ended March 31, 2005.  The increase was primarily due to the interest on Malara Broadcast Group’s Senior Credit Facility.  Interest income totaled $449,000; an increase of $216,000, or 93% compared to the three months ended March 31, 2004 primarily due to the increased average cash balance invested during the three months ended March 31, 2005 as compared to the same period in 2004. Non-cash interest expense totaled $1,073,000; a decrease of $73,000 or 6% compared to $1,146,000 for the three months ended March 31, 2004.  The decrease was primarily due to reduced amortization of the discount on the performance award expense which was accelerated in 2004, offset in part by higher imputed interest on our obligation to the WB network under the affiliation agreements.

We recorded as an expense the accrual of dividends on our 12 3/4% Cumulative Exchangeable Preferred Stock totaling $6,387,000 during the three months ended March 31, 2005 and 2004, respectively as required by Statement of Financial Accounting Standards No.150.

During the three months ended March 31, 2005, we recorded a deferred tax benefit of $179,000, compared to a deferred tax benefit of $2,484,000 for the three months ended March 31, 2004.  The decline in the tax benefit is primarily due to increasing our valuation allowance against net operating loss carry forwards, which may not be utilized in future periods.

Restructuring and Severance Charges

Restructuring Charges

During 2004, we recognized a $2,027,000 restructuring charge relating to employee separations at both our corporate office and our Buffalo, New York television station.  Of the total $2,027,000, approximately $1,406,000 related to severance and other benefits, associated with the departure of Stuart J. Beck (see Note 4, Related Parties) and administrative support staff at the corporate office which is being paid over an eighteen month period from date of separation, September 21, 2004. The remaining $621,000 restructuring charge includes severance and other benefits resulting from a reduction in the workforce at the Buffalo, New York television station.

In connection with our consolidation of Malara Broadcast Group (and its acquisition of KDLH-TV) in March 2005, we recognized a $252,000 restructuring charge related to employee separations, which included severance and other benefits. These charges were not costs directly attributable to Malara Broadcast Group’s acquisition of KDLH-TV due to fact that upon Malara’s acquiring of KDLH-TV certain employees were retained by Malara with the remaining employees becoming employees of our KBJR-TV station and were either retained or subsequently terminated. We anticipate additional charges in future periods relating to stay-bonuses awarded to transitional employees of KBJR-TV upon separation

At March 31, 2005, the accruals for restructuring activities were included in “other accrued liabilities” on the consolidated Balance Sheets and the related expense for the charge at the Buffalo, New York television station and KBJR-TV station are included in “station operating expenses” and the related expense for the corporate charges are included in “corporate separation agreement expenses” on the consolidated Statement of Operations.  These costs were recognized in accordance with the provisions of Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

Acquisition Charges

In connection with our acquisition of WISE-TV in March 2005, we accrued $590,000 related to employee separations, which included severance and other benefits as part of our purchase accounting. These accrued costs were a result of employees not retained by us subsequent to the acquisition of WISE-TV, which included line through management employees. We anticipate additional charges in future periods, in the form of restructuring charges, relating to stay-bonuses awarded to transitional employees of WISE upon separation.

At March 31, 2005, the accruals for acquisition activities of WISE-TV were included in “other accrued liabilities” on the consolidated Balance Sheets. These charges were recognized in accordance with the provisions of Emerging Issues Task Force Issue No. 95-3 Recognition of Liabilities in Connection with a Purchase Business Combination.

The following is a reconciliation of the aggregate liability recorded for restructuring and acquisition charges as of March 31, 2005:

	Reconciliation of Aggregate Liability Recorded for Restructuring and Acquisition Charges
	Three Months Ended March 31, 2005
	December 31, 2004	Provision	Payments	March 31, 2005

Buffalo, New York	$250,000	$—	$119,000	$131,000
KBJR-TV	—	252,000	148,000	104,000
WISE-TV	—	590,000	365,000	225,000
Corporate	1,214,000	—	332,000	882,000

Total	$1,464,000	$842,000	$964,000	$1,342,000

The liability for the restructuring and acquisition charges will be paid in accordance with the provisions of the severance agreements and payments are expected to be completed at various times through March 2006.

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

In addition, a subsidiary of Malara Broadcast Group on March 8, 2005, acquired CBS affiliate KDLH-TV, Duluth, Minnesota-Superior, Wisconsin (“KDLH-TV”) from New Vision Television for approximately $9.5 million, pursuant to the terms and conditions of an asset purchase agreement, dated April 23, 2004. We currently own and operate KBJR-TV, the NBC affiliate serving Duluth-Superior.

On March 8, 2005, we entered into a strategic arrangement with Malara Broadcast Group, under which we provide advertising sales, promotion and administrative services, and selected programming to Malara Broadcast Group-owned stations WPTA-TV and KDLH-TV in return for certain fees that will be paid by Malara Broadcast Group to us.  The fees payable to us will be paid after current debt service as well as certain other expenses Malara Broadcast Group incurs directly are satisfied.

Malara Broadcast Group financed its acquisition of WPTA-TV and KDLH-TV with the proceeds of borrowings pursuant to the Malara Broadcast Group Senior Credit Facility.  The Malara Broadcast Group Senior Credit Facility provides for two term loans totaling $48.5 million and a revolving loan of $5 million.  The $23.5 million Malara Broadcast Group Term Loan A is secured by a letter of credit.  To secure the reimbursement obligation in the event of a draw on the letter of credit, we pledged $25 million of

U.S. Government Securities which are restricted and not available for working capital or any other purposes.  To the extent that principal payments are made on the Term Loan A, the letter of credit shall be proportionately reduced and we shall be permitted to proportionately reduce the amount of the pledged U.S. Government Securities.  The $25 million Malara Broadcast Group Term Loan B and the $5 million revolving loan are secured by the assets of WPTA-TV and KDLH-TV, and guaranteed on an unsecured basis by us.

Liquidity and Capital Resources

As of May 9, 2005, we had approximately $37,191,000 of cash, cash equivalents and marketable securities on hand, which excludes $24,997,500 in U.S. Government Securities which is pledged to support the reimbursement obligations in the event of a draw on the letter of credit that serves as collateral for the Term Loan A under Malara Broadcast Group’s Senior Credit Facility, which is described below and is restricted and not available for working capital or any other purposes. To the extent that principal payments are made on the Term Loan A, the letter of credit shall be proportionately reduced and we shall be permitted to proportionately reduce the amount of the U.S. Government Securities pledged against the letter of credit.  At March 31, 2005, the restricted U.S. Government Securities totaled $24,997,500. Absent changes to our capital structure and station ownership, we will not have enough liquidity to service our existing obligations over the next twelve months.  In order to improve our existing liquidity position, we are currently exploring the sale of assets and the raising of additional capital. However, under our Indenture, our use of the net proceeds from the sale of assets is restricted.  Of the net proceeds received in an asset sale, $5 million may be used for working capital purposes and the remainder must be used either:

•      to make an investment in properties and assets that replace the properties and assets that were the subject of such asset sale or in properties and assets that will be used in the business of the Company and its Restricted Subsidiaries as existing on the Issue Date or in businesses reasonably related thereto (“Replacement Assets”) or to finance, directly or indirectly, a Permitted Business Acquisition or enter into a definitive agreement to effectuate such acquisition; provided that (A) the primary purpose of such acquisition of Replacement Assets or Permitted Business Acquisition is to acquire, and there is acquired, a television station with a Big-4 (ABC, CBS, NBC or Fox) network affiliation agreement in place or the creation (through ownership by the Company and its Restricted Subsidiaries) of a “duopoly” in a market and (B) that the Company shall use all reasonable best efforts to promptly dispose of any other assets acquired in such acquisition or Permitted Business Acquisition (as such terms are defined in the Indenture); or

•      to make an offer to all holders of the Notes to purchase such amount of the Notes less any such net proceeds used to acquire qualifying Replacement Assets or to make a Permitted Business Acquisition.

Assuming we are successful in selling assets and raising additional capital, we believe that the available proceeds together with the cash, cash equivalents and marketable securities on hand and internally generated funds from operations will be sufficient to satisfy our cash requirements for our existing operations for the next twelve months.  There can be no assurance that we will be successful in selling assets and raising additional capital and a lack of liquidity would have a material adverse effect on our business strategy and therefore affect our ability to continue as a going concern. The 2005 quarterly financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have established an investment policy for investing cash that is not immediately required for working capital purposes.  Our investment objectives are to preserve capital, maximize our return on investment and to ensure we have appropriate liquidity for our cash needs. The investments are considered to be available-for-sale as defined under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. As of March 31, 2005, we had approximately $37,952,000 of cash and cash equivalents (which excludes $24,997,500 of restricted U.S. Government Securities cash equivalents) and $2,502,000 of marketable securities. The marketable securities, which include direct obligations of the U.S. Government, domestic commercial paper and domestic certificates of deposits, have maturities of one year or less and have active markets to ensure portfolio liquidity.

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

Film payments at our WB affiliates for the three months ended March 31, 2005 and 2004 totaled $4.2 million and $4.9 million, respectively. Film payments for the year ended December 31, 2005 will approximate $16.5 million as compare to $18.8 million for the year ended December 31, 2004. Based on completed negotiations for the purchase of programming and our continued focus on contracting for competitive, but less expensive programming, we expect annual film payments at the WB affiliates to decline by approximately 50% by 2007 from our 2003 levels.

Film payments at our Big Three affiliates for the three months ended March 31, 2005 and 2004 totaled $1.5 million and $1.3 million, respectively. Film payments for the year ended December 31, 2005 will approximate $6.3 million as compare to $5.3 million at December 31, 2004. The increase in film payments at our Big Three affiliates is related to the two additional television stations, WISE-TV, which we acquired in March 2005 and KDLH-TV, which was acquired by Malara Broadcast Group in March 2005. Based on completed negotiations and current market conditions for the purchase of programming, we expect annual film payments at the Big Three affiliates to continue to decline.

Net cash provided by operating activities was $3,482,000 during the three months ended March 31, 2005 compared to net cash used in operating activities of $382,000 during the three months ended March 31, 2004.  The change in 2005 from 2004 was primarily due to the changes in net assets.

Net cash used in investing activities was $77,647,000 during the three months ended March 31, 2005 compared to $10,019,000 during the three months ended March 31, 2004.  The change in 2005 from 2004 was primarily due to the acquisition of assets and the purchase of U.S. Government Securities during March 2005, offset by a reduction in capital expenditures due to the completion of our conversion to digital technology.

Net cash provided by financing activities was $51,258,000 during the three months ended March 31, 2005 compared to net cash used in financing activities of $43,000 during the three months ended March 31, 2004.  The change in 2005 from 2004 is primarily due to the proceeds from the Malara Broadcast Group Senior Credit Facility, offset in part by increased payments of deferred financing fees.

No Off-Balance Sheet Arrangements

At March 31, 2005 and 2004 we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. All of our arrangements with Malara Broadcast Group are on-balance sheet arrangements.

Capital and Commercial Commitments

The following table and discussion reflect our significant contractual obligations and other commercial commitments as of March  31, 2005:

	Payment Due by Period
Capital Commitment	Total	Remainder of 2005	2006 - 2007	2008 - 2009	Thereafter

9 3/4% Senior Secured Notes due 2010	$405,000,000	$—	$—	$—	$405,000,000
Interest on Senior Secured Notes	233,634,000	39,487,000	78,975,000	78,975,000	36,197,000
Malara Broadcast Group Senior Credit Facility (b)	53,500,000	489,000	3,960,000	6,689,000	42,362,000
Interest on Senior Credit Facility (c)	21,802,000	3,294,000	7,659,000	6,503,000	4,346,000
Program contract commitments - current	37,497,000	19,374,000	15,523,000	2,600,000	—
Program contract commitments – future	42,763,000	1,487,000	13,843,000	17,278,000	10,155,000
WB Affiliation	6,735,000	1,892,000	4,843,000	—	—
Operating leases	13,475,000	1,405,000	3,083,000	3,150,000	5,837,000
12 3/4% Cumulative Exchangeable Preferred Stock, including accrued dividends (a)	377,670,000	—	—	377,670,000	—
Restructuring and severance	1,342,000	1,150,000	192,000	—	—

Total capital and commercial commitments	$1,193,418,000	$68,578,000	$128,078,000	$492,865,000	$503,897,000

(a)   As of March 31, 2005, the Cumulative Exchangeable Preferred Stock, including accrued dividends totaled $275,568,000. The table above includes the balance as of March 31, 2005 and the expected accrued dividends through April 2009, the date of redemption. Payment of cash dividends are restricted by the terms of the Indenture, which governs our existing Senior Secured Notes.

(b)   The amounts are the Company’s estimates of required cash payments under the Malara Senior Credit Facility. The Malara Senior Credit Facility consists of a revolver and two term loans. The required amortization under the revolver and one of the term loans is calculated based upon Malara’s station performance; therefore, actual required amortization may vary from our estimates above. The remaining term loan has a fixed amortization schedule, and such amounts are included above.

(c)   The amounts are the Company’s estimates of required interest payments under the Malara Senior Credit Facility. The actual interest payments may vary based upon the actual required amortization payments of the Senior Credit Facility (see (b) above).

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

Statement 123(R) is effective for public companies that do not file as small business issuers as of the beginning of the first annual reporting period that begins after June 15, 2005. All public companies must use either the modified prospective or modified retrospective transition method. Early adoption of Statement 123(R) for interim or annual periods for which financial statements or interim reports have not been issued is encouraged but not required. We have not fully evaluated the impact, if any, of adopting this pronouncement which must be adopted in the first quarter of 2006, but we believe that the adoption of this Statement will not have a significant accounting impact.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The interest rate on our outstanding Senior Secured Notes is fixed at 9.75%.  Consequently, our earnings will not be affected by changes in short-term interest rates.

Interest rates associated with Malara Broadcast Group’s March 8, 2005, Term Loan A are based, at Malara Broadcast Group’s option, at either (i) the higher of the Prime Rate or the Federal Funds Effective Rate plus 0.50% (the “Base Rate”) or (ii) the Adjusted Eurodollar Rate plus 0.60% per annum, as such terms are defined in the Malara Broadcast Group Senior Credit Facility.  Interest rates associated with Malara Broadcast Group’s March 8, 2005, Term Loan B and Revolving Loan are based, at Malara Broadcast Group’s option, at either (i) the Base Rate plus 4.625% per annum or (ii) the Adjusted Eurodollar Rate plus 7.375% per annum.  In addition, Deferred Interest (as defined in the Malara Broadcast Group Senior Credit Facility) accrues with respect to, and is added to the principal amount of, the Term Loan B and Revolving Loan at a rate of 3% per annum.  As of March 31, 2005, the six-month Adjusted Eurodollar Rate was 3.21%.  Malara Broadcast Group has not entered into any agreements to hedge the risk of potential interest rate increases.  Based on borrowings outstanding as of March 31, 2005, a 2% increase in the Adjusted Eurodollar Rate would increase interest expense on an annual basis by approximately $1,070,000.

Item 4.  Controls and Procedures

As of March 31, 2005, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of March 31, 2005.  There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.   Exhibits

Exhibit No.	Description of Exhibit

4.1(a)

Credit Agreement, dated as of March 8, 2005, by and among Malara Broadcast Group Inc., as Parent Guarantor, Malara Broadcast Group of Duluth LLC, Malara Broadcast Group of Duluth Licensee LLC, Malara Broadcast Group of Fort Wayne LLC, Malara Broadcast Group of Fort Wayne Licensee LLC, as Borrowers, the lenders listed therein, as Lenders, D.B. Zwirn Special Opportunities Fund, L.P., as Administrative Agent, Dresdner Bank AG New York and Grand Cayman Branches, as Syndication Agent, and D. B. Zwirn Special Opportunities Fund, L.P., as Arranger (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 11, 2005)

4.2

First Supplemental Indenture, dated as of March 9, 2005, by and among Granite Broadcasting Corporation, the guarantors party thereto and The Bank of New York, as Trustee, supplementing that certain Indenture, dated as of December 22, 2003, relating to the Company’s $405,000,000 Principal Amount 9 3/4% Senior Secured Notes due December 1, 2010 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 11, 2005)

10.1

Guaranty, dated as of March 8, 2005, by Granite Broadcasting Corporation, in favor of and for the benefit of D.B. Zwirn Special Opportunities Fund, L.P., as agent for and representative of (“Guarantied Party”) the financial institutions (“Lenders”) party to that certain Credit Agreement dated as of March 8, 2005, by and among Malara Broadcast Group, Inc., Malara Broadcast Group of Duluth LLC, Malara Broadcast Group of Duluth Licensee LLC, Malara Broadcast Group of Fort Wayne LLC, Malara Broadcast Group of Fort Wayne Licensee LLC, Dresdner Bank AG New York and Grand Cayman Branches, as Syndication Agent, Guarantied Party and Lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 11, 2005)

10.2	Network Affiliation Agreement (WISE) (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 31, 2005)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. §7241)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. §7241)

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350)

(a)           Neither the Company nor any of its subsidiaries is party to this agreement; however, because it is anticipated that the results of Malara Broadcast Group Inc., Malara Broadcast Group of Duluth LLC, Malara Broadcast Group of Duluth Licensee LLC, Malara Broadcast Group of Fort Wayne LLC and Malara Broadcast Group of Fort Wayne Licensee LLC will be consolidated with the results of the Company for financial reporting purposes, this agreement of these entities is filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANITE BROADCASTING CORPORATION
Registrant

Date:	May 12, 2005	/s/	W. DON CORNWELL
(W. Don Cornwell)
Chief Executive Officer

Date:	May 12, 2005	/s/	LAWRENCE I. WILLS
(Lawrence I. Wills)
Senior Vice President – Chief Financial Officer
(Principal Financial Officer)