Form 10-Q
period 2005-06-30
GRANITE BROADCASTING CORP
filed 2005-08-12
CIK 839621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

(APPLICABLE ONLY TO CORPORATE ISSUERS:)

As of August 12, 2005, the Registrant had 98,250 shares of Class A Voting Common Stock, par value $.01 per share outstanding; and 19,480,142 shares of Common Stock (Nonvoting), par value $.01 per share outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

GRANITE BROADCASTING CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2005	2004
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents (Excludes $24,997,500 of restricted cash equivalents at June 30, 2005, which is shown separately below.)	$20,046,214	$60,858,710
Marketable securities, at fair value	—	5,603,500
Accounts receivable, less allowance for doubtful accounts ($724,089 at June 30, 2005 and $896,465 at December 31, 2004)	21,591,968	20,551,203
Film contract rights	7,307,766	11,605,637
Other current assets	4,533,067	4,442,080
Total current assets	53,479,015	103,061,130

Restricted cash equivalents	24,997,500	—
Property and equipment, net	49,306,585	45,739,747
Film contract rights	2,517,904	5,180,140
Other non current assets	5,037,212	8,430,731
Deferred financing fees, less accumulated amortization ($3,095,361 at June 30, 2005 and $1,989,038 at December 31, 2004)	12,896,158	11,760,080
Goodwill, net	69,351,748	47,632,113
Broadcast licenses, net	134,755,829	127,331,829
Network affiliations, net	100,033,859	80,793,410
Total assets	$452,375,810	$429,929,180

Liabilities and stockholders’ deficit

Current liabilities:
Accounts payable	$1,884,501	$1,859,291
Accrued interest	3,290,625	3,290,625
Other accrued liabilities	5,788,026	7,376,683
Film contract rights payable	20,684,755	24,526,448
Short-term debt	2,492,000	—
Other current liabilities	4,573,346	3,785,399
Total current liabilities	38,713,253	40,838,446

Long-term debt, less current portion	451,768,489	400,791,298
Film contract rights payable	11,281,375	17,976,348
Deferred tax liability	22,517,668	19,347,007
Redeemable preferred stock	199,013,500	198,835,862
Accrued dividends on redeemable preferred stock	83,030,495	70,256,573
Other non current liabilities	13,647,345	13,973,794

Stockholders’ deficit:
Common stock: 41,000,000 shares authorized consisting of 1,000,000 shares of Class A Common Stock, $.01 par value, and 40,000,000 shares of Common Stock (Nonvoting), $.01 par value; 98,250 shares of Class A Common Stock and 19,480,142 shares of Common Stock (Nonvoting) (19,283,924 shares at December 31, 2004) issued and outstanding at June 30, 2005.	195,783	193,820
Additional paid-in capital	364,313	361,088
Accumulated other comprehensive loss	—	(12,914)
Accumulated deficit	(367,110,965)	(331,410,284)
Less: Unearned compensation	(169,771)	(346,183)
Treasury stock, at cost	(875,675)	(875,675)
Total stockholders’ deficit	(367,596,315)	(332,090,148)
Total liabilities and stockholders’ deficit	$452,375,810	$429,929,180

See accompanying notes.

GRANITE BROADCASTING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net revenues	$31,011,011	$29,163,107	$56,747,921	$55,163,748
Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization expenses shown separately below)	12,505,918	12,688,490	24,818,927	25,689,726
Selling, general and administrative expenses (exclusive of depreciation and amortization expenses shown separately below)	9,406,334	9,623,487	18,241,772	17,713,527
Corporate expense (exclusive of depreciation expense shown separately below)	2,725,159	2,953,132	5,423,058	5,973,850
Depreciation	1,445,697	1,724,372	3,274,357	3,486,849
Amortization of intangible assets	2,395,367	1,882,227	4,435,107	3,764,465
Performance award expense	319,797	524,271	639,594	1,048,542
Non-cash compensation expense (1)	93,557	132,178	188,150	435,002

Operating income(loss)	2,119,182	(365,050)	(273,044)	(2,948,213)

Other expenses (income):
Interest expense	11,140,969	9,872,461	21,331,122	19,745,054
Interest income	(289,045)	(284,012)	(737,799)	(516,539)
Non-cash interest expense	1,145,212	1,133,856	2,217,753	2,280,297
Non-cash preferred stock dividend	6,386,961	6,386,961	12,773,922	12,773,922
Other	88,626	422,214	168,032	562,152
Loss before income taxes	(16,353,541)	(17,896,530)	(36,026,074)	(37,793,099)
Benefit for income taxes	(146,649)	(2,193,992)	(325,393)	(4,677,664)
Net loss	$(16,206,892)	$(15,702,538)	$(35,700,681)	$(33,115,435)

Net loss attributable to common shareholders	$(16,206,892)	$(15,702,538)	$(35,700,681)	$(33,115,435)

Basic and diluted net loss per share	$(0.83)	$(0.81)	$(1.83)	$(1.71)

Weighted average common shares outstanding	19,577,199	19,381,124	19,539,121	19,350,292

(1)           Allocation of non-cash compensation expense to other operating expenses:

Operating expense - Selling, general and administrative expenses	$18,867	$24,306	$38,770	$52,842
Corporate expense	74,690	107,872	149,380	382,160
Non-cash compensation expense	$93,557	$132,178	$188,150	$435,002

See accompanying notes.

GRANITE BROADCASTING CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(Unaudited)

	Class A Common Stock	Common Stock (Nonvoting)	Additional Paid-in Capital	Other Comprehensive Income/(Loss)	Accumulated Deficit	Unearned Compensation	Treasury Stock	Total Stockholders’ Deficit

Balance at December 31, 2004	$982	$192,838	$361,088	$(12,914)	$(331,410,284)	$(346,183)	$(875,675)	$(332,090,148)
Issuance of Common Stock (Nonvoting)		1,963	(1,963)					—
Stock expense related to stock plans			12,450			74,535		86,985
Grant of stock award under stock plans			(7,262)			7,262		—
Discount on loans to officers						94,615		94,615
Net loss					(35,700,681)			(35,700,681)
Unrealized gain on investment				12,914				12,914
Comprehensive loss								(35,687,767)

Balance at June 30, 2005	$982	$194,801	$364,313	$—	$(367,110,965)	$(169,771)	$(875,675)	$(367,596,315)

See accompanying notes.

GRANITE BROADCASTING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2005	2004

Cash flows from operating activities:
Net loss	$(35,700,681)	$(33,115,435)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	4,435,107	3,764,465
Depreciation	3,274,357	3,486,849
Performance award expense	639,594	1,048,542
Non-cash compensation expense	188,150	435,002
Non-cash interest expense	2,217,753	2,280,297
Non-cash preferred stock dividend	12,773,922	12,773,922
Deferred tax benefit	(325,393)	(4,677,664)
Change in assets and liabilities:
Decrease in accounts receivable	1,195,396	766,155
(Decrease) Increase in accrued liabilities	(2,001,219)	270,703
Decrease in accounts payable	(216,673)	(1,149,015)
WB affiliation payment	(1,261,714)	(1,688,389)
Decrease in income tax receivable	—	16,326,799
Decrease in film contract rights and other assets	10,001,368	6,033,580
Decrease in film contract rights payable and other liabilities	(10,872,138)	(12,177,309)
Net cash used in operating activities	(15,652,171)	(5,621,498)

Cash flows from investing activities:
Sales (purchases) of marketable securities and other investments	5,610,506	(8,353,112)
Payment for acquisition of assets	(55,696,971)	—
Purchase of U.S. Government Securities	(24,997,500)	—
Capital expenditures	(950,800)	(2,600,302)
Net cash used in investing activities	(76,034,765)	(10,953,414)

Cash flows from financing activities:
Proceed from senior credit facility	53,500,000	—
Payment of senior credit facility	(383,159)	—
Payment of deferred financing fees	(2,242,401)	(170,905)
Net cash provided by (used in) financing activities	50,874,440	(170,905)

Net decrease in cash and cash equivalents	(40,812,496)	(16,745,817)
Cash and cash equivalents, beginning of period	60,858,710	90,213,995
Cash and cash equivalents, end of period	$20,046,214	$73,468,178

Supplemental information:
Cash paid for interest	$21,033,658	$17,440,313
Cash paid for income taxes	38,250	21,100
Non-cash capital expenditures	153,307	72,254

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

As more fully discussed in Note 3, the Company completed the sale of its Fort Wayne, Indiana ABC affiliate, WPTA-TV, to Malara Broadcast Group and acquired the Fort Wayne, Indiana NBC affiliate, WISE-TV from New Vision Group, LLC. in March 2005.  Malara Broadcast Group also acquired KDLH-TV, the CBS affiliate serving Duluth, Minnesota from New Vision Group, LLC. The Company entered into a strategic arrangement with Malara Broadcast Group, under which the Company provides advertising sales, promotion and administrative services, and selected programming to WPTA-TV and KDLH-TV under local services agreements. Although the Company does not own Malara Broadcast Group or its television stations, the Company is deemed to be the primary beneficiary of Malara Broadcast Group as defined under Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities (“Interpretation 46”). As a result, Interpretation 46 requires the Company to consolidate Malara Broadcast Group’s financial position, results of operations and cash flows for the period ended June 30, 2005.

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

As of June 30, 2005, the Company had approximately $20,046,000 of cash and cash equivalents on hand, which excluded $24,997,500 in U.S. Government Securities which are pledged to secure the reimbursement obligations in the event of a draw on the letter of credit that serves as collateral for the Term Loan A under Malara Broadcast Group’s Senior Credit Facility and is restricted and not available for working capital or any other purposes.  To the extent that principal payments are made on the Term Loan A, the letter of credit shall be proportionately reduced and the Company shall be permitted to proportionately reduce the amount of pledged U.S. Government Securities. Absent changes to its capital structure and station ownership mix, the Company will not have enough liquidity to service its existing obligations over the next twelve months.  In order to improve the Company’s existing liquidity position, the Company is currently exploring the sale of assets and the raising of additional capital.  However, under its Indenture, the Company’s use of the net proceeds from the sale of assets is restricted.  Of the net proceeds received in an asset sale, $5 million may be used for working capital purposes and the remainder must be used either:

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

Assuming the Company is successful in selling assets and raising additional capital, it believes that the available proceeds together with the cash and cash equivalents on hand and internally generated funds from operations will be sufficient to satisfy our cash requirements for our existing operations for the next twelve months. However, there can be no assurance that the Company will be successful in selling assets and raising additional capital and a lack of liquidity would have a material adverse effect on the Company’s business strategy and therefore affect its ability to continue as a going concern. The 2005 quarterly financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 – Summary of Significant Accounting Policies

Interim Financial Statements

The accompanying unaudited consolidated financial statements include the accounts of the Company and have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.  Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.  For further information, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2004, which were included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.  In the opinion of management, all adjustments of a normal recurring nature, which are necessary for a fair presentation of the results for the interim periods, have been made.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and the accounts of independently-owned Malara Broadcast Group where it is deemed that the Company is the primary beneficiary of a variable interest entity in accordance with Interpretation 46. All intercompany account balances and transactions have been eliminated in consolidation.

Malara Broadcast Group is included in these consolidated financial statements because the Company is deemed to be the primary beneficiary of Malara Broadcast Group as defined by Interpretation 46 as a result of (i) the Company’s guarantee of the obligations incurred under Malara Broadcast Group’s Senior Secured Credit Facility, (ii) local service agreements the Company has with Malara Broadcast Group and (iii) put or call option agreements the Company has with Malara Broadcast Group to acquire all of the assets and assume the liabilities of each Malara Broadcast Group television station, subject to approval by the Federal Communications Commission (“FCC”) (see Note 3 for further details on the aforementioned).

Reclassification

Certain balances in the prior period have been reclassified to conform to the current period’s presentation.

Restricted Cash Equivalents

The $23.5 million Term Loan A under the Malara Broadcast Group Senior Credit Facility is secured by a letter of credit.  To secure the reimbursement obligations in the event of a draw on the letter of credit and pursuant to the terms and conditions of an Application and Agreement for Standby Letter of Credit, the Company pledged $25 million of U.S. Government Securities, which are not available for working capital or any other purposes and held in escrow. To the extent that principal payments are made on the Term Loan A, the letter of credit shall be proportionately reduced and the Company shall be permitted to proportionately reduce the amount of the pledged U.S. Government Securities. As of June 30, 2005, the restricted U.S. Government Securities totaled $24,997,500.

Cash Equivalents and Investments in Marketable Securities

All highly liquid investments with a maturity of ninety days or less from the date of purchase are considered cash equivalents. Marketable securities, if applicable, are classified as available-for-sale in accordance with the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities.  Marketable securities are carried at fair market value based on current market quotes. Any unrealized gains and losses are reported in stockholders’ equity as a separate component of other comprehensive income / (loss) until realized.  Gains and losses on securities sold are based on the specific identification method. The Company does not hold securities for speculative or trading purposes. As of June 30, 2005, the Company’s did not have any unrealized holding gains.  For the six months ended June 30, 2005, the Company recorded realized gain of approximately $12,914.

Property and Equipment

Property and equipment are reorded at cost and depreciated on a straight-line basis over their estimated useful lives, by asset classifications, ranging from a period of 3 to 40 years. Effective January 1, 2005, the Company revised its estimated useful lives of certain asset classifications which were being depreciated on a straight-line basis ranging from 3 to 35 years in periods prior to January 1, 2005. Maintenance and repairs are charged to operations as incurred.

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

The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation,, as amended by Statement 148, to stock-based compensation for the three and six months ended June 30, 2005 and 2004 which may not be representative of the impact in future years.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net loss attributable to common shareholders, as reported	$(16,206,892)	$(15,702,538)	$(35,700,681)	$(33,115,435)
Add: pro forma compensation expense	104,355	358,064	208,710	715,438
Less: compensation expense, as reported	9,500	12,000	19,000	24,000
Pro forma net loss attributable to common shareholders	$(16,301,747)	$(16,048,602)	$(35,890,391)	$(33,806,873)

Basic and diluted net loss per share, as reported	$(0.83)	$(0.81)	$(1.83)	$(1.71)
Pro forma compensation expense	(0.00)	(0.02)	(0.01)	(0.04)
Pro forma basic and diluted net loss per share	$(0.83)	$(0.83)	$(1.84)	$(1.75)

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

Recent Accounting Pronouncements

In May 2005, the Financial Accountuing Standards Board (“FASB) issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections – a replacement of APB No. 20 and FASB Statement No. 3, or Statement 154. Statement 154 changes the requirements of accounting for and reporting a change in accounting principle and applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement, in the event that the accounting pronouncement does not include specific transition provisions. Statement 154 requires retrospective application of changes in accounting principle to prior periods’ financial statements unless it is impracticable. Statement 154 also requires that a change in the method of depreciation, amortization or depletion of long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. The guidance contained in APB Opinion No. 20, Accounting Changes for reporting the correction of an error was carried forward in Statement 154 without change. Statement 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In December 2004, FASB issued Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, or Statement 123(R). Statement 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (i) equity instruments of the enterprise or (ii) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Statement 123(R) requires an entity to recognize the grant-date fair-value expense of stock options or other equity based compensation issued to employees in the statement of operations. The revised Statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in Accounting Principles Board No. 25, Accounting for Stock Issued to Employees, or APB 25.   The revised Statement requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial position, results of operations or cash flows.

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

On March 8, 2005, the Company entered into a strategic arrangement with Malara Broadcast Group, under which the Company provides advertising sales, promotion and administrative services, and selected programming to WPTA-TV and KDLH-TV in return for certain fees that will be paid by Malara Broadcast Group to the Company. The fees payable to the Company will be paid after current debt service as well as certain other expenses Malara Broadcast Group incurs directly are satisfied. During the three and six months ended June 30, 2005, Malara Broadcast Group paid the Company approximately $800,000 owed under the strategic arrangements between both company’s. As of June 30, 2005, the total amount owed to the Company from Malara Broadcast Group totaled approximately $5,925,000.

Malara Broadcast Group financed its acquisition of WPTA-TV and KDLH-TV with the proceeds of the Malara Broadcast Group Senior Credit Facility (see Note 6).

The Company does not own Malara Broadcast Group or its television stations. However, as a result of the Company’s guarantee of the obligations incurred under Malara Broadcast Group’s senior secured credit facility with respect to the Term Loan B and the revolving loan and due to its arrangements under the local service agreements and put or call option agreements, under Interpretation 46, the Company is required to consolidate Malara Broadcast Group’s financial position, results of operations and cash flows. In addition, in accordance with the provisions of Interpretation 46, the Company did not account for the sale of the assets of WPTA-TV and no gain there from was recognized in the consolidated statements of operations. Additionally, the Company did not apply the provisions of purchase accounting to Malara Broadcast Group’s acquisition of WPTA-TV.

In May 2004, an application was filed with the FCC, seeking consent to assign the license of television station KDLH to a subsidiary of Malara Broadcast Group.  A petition to deny the application was filed with the FCC jointly by two competing television station licensees in the Duluth market asserting that the Company will have a prohibited ownership interest in KDLH by virtue of the operating arrangement between Malara Broadcast Group and the Company.  The FCC’s Media Bureau (“Bureau”) denied the petition and granted the assignment application in December 2004.  In January 2005, the petitioning broadcasters filed an application for review seeking Commission-level review of the Bureau’s decision.  Malara Broadcast Group filed an opposition to the application for review, and the petitioning broadcasters filed a response to that opposition.

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

(2)   In accordance with Interpretation 46, the Company did not account for the sale of the assets of WPTA-TV and no gain there from was recognized in the consolidated statements of operations. In addition, the Company did not apply the provisions of purchase accounting to Malara Broadcast Group’s acquisition of WPTA-TV.

WISE

On March 8, 2005, the Company acquired the stock of WISE-TV from New Vision Group, LLC for $43.5 million plus approximately $2,300,000 of transactions costs. The acquisition was accounted for under the purchase method of accounting and accordingly, the purchase price was allocated to liabilities acquired based on their estimated fair value on the acquisition date.

The following table summarizes the allocation of the purchase price of WISE-TV on March 8, 2005. The Company is currently obtaining a third-party valuation of certain acquired intangible assets and therefore the allocation below is preliminary and estimated and is subject to change once the third-party valuation is completed. In addition, net liabilities acquired are subject to future adjustments and therefore the amount below is preliminary and estimated and subject to change.

Value at
March 8, 2005
Purchase Price	$45,843,000
Net Liabilities Acquired	1,714,000
FCC License (indefinite lived)	(5,424,000)
Network Affiliation (estimated useful life, 25 years)	(20,797,000)

Goodwill (indefinite lived)	$21,336,000

KDLH

On March 8, 2005, Malara Broadcast Group acquired substantially all of the assets of KDLH-TV from New Vision Group, LLC for $9.5 million plus approximately $315,000 of transactions costs. The acquisition was accounted for under the purchase method of accounting and accordingly, the purchase price was allocated to assets acquired based on their estimated fair value on the acquisition date.

The following table summarizes the allocation of the purchase price of KDLH-TV acquired on March 8, 2005. Malara Broadcast Group is currently obtaining a third-party valuation of certain acquired intangible assets and therefore the allocation below is preliminary and estimated and is subject to change once the third-party valuation is completed. In addition, net assets acquired are subject to future adjustments and therefore the amount below is preliminary and estimated and subject to change.

Value at
March 8, 2005
Purchase Price	$9,854,000
Net Assets Acquired	(4,639,000)
FCC License (indefinite lived)	(2,000,000)
Network Affiliation (estimated useful life, 25 years)	(2,879,000)

Goodwill (indefinite lived)	$336,000

The following unaudited pro forma information for the three months ended June 30, 2004  and six months ended June 30, 2005 and 2004 has been presented as if the Company’s acquisition of WISE-TV and Malara Broadcast Group’s acquisition of KDLH-TV had occurred on January 1, of each year:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	Actual	Pro Forma	Pro Forma	Pro Forma

Net Revenues	$31,011,000	$32,468,000	$58,599,000	$61,329,000
Operating Expenses	28,892,000	32,209,000	59,456,000	63,706,000
Income (loss) from Operations	2,119,000	259,000	(857,000)	(2,377,000)
Other Expenses	18,473,000	18,504,000	36,678,000	37,060,000
Loss before Taxes	(16,354,000)	(18,245,000)	(37,535,000)	(39,437,000)
Benefit for income taxes	(147,000)	(2,194,000)	(326,000)	(4,678,000)
Net loss attributable to common shareholders	$(16,207,000)	$(16,051,000)	$(37,209,000)	$(34,759,000)

Basic and diluted net loss per share	$(0.83)	$(0.83)	$(1.90)	$(1.80)

Weighted average common shares outstanding	19,577,199	19,381,124	19,539,121	19,350,292

The selected unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of results of operations in the future periods or results that would have been achieved had the Company’s acquisition of WISE-TV and Malara Broadcast Group’s acquisition of KDLH-TV occurred during the specified periods.

Note 4 – Related Parties

In February 2003, the Compensation Committee recommended, and the Board of Directors approved, an incentive award of $3,286,065 to each of W. Don Cornwell and Stuart J Beck to be paid, subject to vesting terms, only upon the occurrence of the refinancing with a maturity of at least two years, of the senior debt due April 15, 2004. On December 22, 2003, the Company issued $405 million aggregate principal amount of 9 3/4 % Senior Secured Notes, the proceeds of which were used by the Company in part to repay all outstanding borrowings (plus accrued interest) under the Company’s then outstanding senior credit agreement, which satisfied the performance objective of the awards.  Mr. Cornwell’s award, which vests in one-third tranches over three years from the refinancing date, will be used to repay in full his outstanding loan from the Company of $3,286,065 due January 25, 2006.  Mr. Cornwell has irrevocably elected to defer payment of the first two tranches under his performance award until January 25, 2006 when his loan is repaid.  On March 1, 2005, the Board of Directors approved the acceleration of payment of the third tranche of Mr. Cornwell’s award to January 25, 2006.

On September 21, 2004, Mr. Beck resigned from the Company to accept the appointment as Ambassador/Permanent Representative of the Republic of Palau to the United Nations.  Mr. Beck remains on the Company’s Board of Directors. Pursuant to his separation agreement, the Company granted Mr. Beck severance totaling $1,008,000, payable in equal installments over eighteen months from the date of separation.  In addition, Mr. Beck was awarded a pro-rated bonus of approximately $255,600 based upon achievements of certain financial targets in 2004 which was paid during the three months ended March 31, 2005.

Under the terms of the separation agreement, the Company and Mr. Beck amended the Performance Award and deferral of such payments pursuant to the separation agreement.  Under the amended terms of the Performance Award, Mr. Beck’s Performance Award fully vested as of the separation date and a payment of $221,200 was made on September 30, 2004 to repay his outstanding promissory note to the Company.  The remaining vested award of $3,065,000 is payable in cash on December 22, 2006.

In addition, the Company modified the terms of Mr. Beck’s outstanding stock option awards to allow his options to continue to vest and to allow Mr. Beck the right to exercise his options until the earlier of (i) the later of January 2, 2007 and 30 days after the last day of Mr. Beck’s continuous service on the Company’s Board of Directors and (ii) the fixed date on which each stock option award was initially set to expire.

During the fourth quarter of 2004 and pursuant to the separation agreement, Mr. Beck exchanged 80,250 shares of the Company’s Class A Voting Common Stock, par value $0.01 per share, for 80,250 shares of the Company’s Class B Non-Voting Common Stock, par value $0.01 per share.

From September 2004 through July 2005, the Company allowed Mr. Beck to use office space at no charge.

Note 5 – Restructuring and Severance Charges

Restructuring Charges

During 2004, the Company recognized a $2,027,000 restructuring charge relating to employee separations at both its corporate office and its Buffalo, New York television station.  Of the total $2,027,000, approximately $1,406,000 related to severance and other benefits, associated with the departure of Stuart J. Beck (see Note 4, Related Parties) and administrative support staff at the corporate office which are being paid over an eighteen month period from date of separation, September 21, 2004. The remaining $621,000 restructuring charge includes severance and other benefits resulting from a reduction in the workforce at the Buffalo, New York television station.

During the three months ended March 31, 2005, the Company recognized a $252,000 restructuring charge related to employee separations, which included severance and other benefits. These charges were not costs directly attributable to Malara Broadcast Group’s acquisition of KDLH-TV due to the fact that upon Malara’s acquiring of KDLH-TV certain employees were retained by Malara with the remaining employees becoming employees of the Company’s KBJR-TV station and were either retained or subsequently terminated. During the three months ended June 30, 2005, as anticipated, the Company recorded an additional $100,000 of restructuring charges related to severance and stay-bonuses awarded to transitional employees of KBJR-TV. In addition, during the three months ended June 30, 2005, as anticipated, the Company recorded restructuring charges of $61,000 related to stay-bonuses awarded to transitional employees of WISE-TV. The Company anticipates minimal restructuring charges in future periods relating to stay-bonuses awarded to transitional employees of both KBJR-TV and WISE-TV upon separation.

.

At June 30, 2005, the accruals for restructuring activities were included in “other accrued liabilities” on the consolidated Balance Sheets and the related expense for the charge at the Buffalo, New York television station and KBJR-TV station are included in “station operating expenses” and the related expense for the corporate charges are included in “corporate separation agreement expenses” on the consolidated Statement of Operations.  These costs were recognized in accordance with the provisions of Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

Acquisition Charges

During the three months ended March 31, 2005, the Company accrued $590,000 related to employee separations, which included severance and other benefits as part of the Company’s purchase accounting. These accrued costs were a result of employees not retained by the Company subsequent to its acquisition of WISE-TV, which included line through management employees. During the three months ended June 30, 2005, the Company accrued an additional $32,000 related to employee separations at WISE-TV, which included severance and other benefits as part of its purchase accounting.

At June 30, 2005, the accruals for acquisition activities of WISE-TV were included in “other accrued liabilities” on the consolidated Balance Sheets. These charges were recognized in accordance with the provisions of Emerging Issues Task Force Issue No. 95-3 Recognition of Liabilities in Connection with a Purchase Business Combination.

The following is a reconciliation of the aggregate liability recorded for restructuring and acquisition charges as of June 30, 2005:

	Reconciliation of Aggregate Liability Recorded for Restructuring and Acquisition Charges
	Three Months Ended June 30, 2005
	March 31, 2005	Provision	Payments	June 30, 2005

Buffalo, New York	$131,000	$—	$104,000	$27,000
KBJR-TV	104,000	100,000	139,000	65,000
WISE-TV	225,000	93,000	137,000	181,000
Corporate	882,000	—	307,000	575,000

Total	$1,342,000	$193,000	$687,000	$848,000

	Reconciliation of Aggregate Liability Recorded for Restructuring and Acquisition Charges
	Six Months Ended June 30, 2005
	December 31, 2004	Provision	Payments	June 30, 2005

Buffalo, New York	$250,000	$—	$223,000	$27,000
KBJR-TV	—	352,000	287,000	65,000
WISE-TV	—	683,000	502,000	181,000
Corporate	1,214,000	—	639,000	575,000

Total	$1,464,000	$1,035,000	$1,651,000	$848,000

The liability for the restructuring and acquisition charges will be paid in accordance with the provisions of the severance agreements and payments are expected to be completed at various times through March 2006.

Note 6 – Debt

Short-term debt consists of the following:

	June 30, 2005	December 31, 2004
Malara Broadcast Group Senior Credit Facility	$2,492,000	$—

Total	$2,492,000	$—

Long-term debt consists of the following:

	June 30, 2005	December 31, 2004
9 3/4% Senior Secured Notes, due 2010, net of discount of $3,856,352 at June 30, 2005 and $4,208,702 at December 31, 2004	$401,144,000	$400,791,000
Malara Broadcast Group Senior Credit Facility, less current portion	50,625,000	—

Total	$451,769,000	$400,791,000

The Company’s 9 3/4 % Senior Secured Notes

On December 22, 2003, the Company completed a $405,000,000 offering of our 9 3/4 % Senior Secured Notes (the “Notes”) due December 1, 2010, at a discount, resulting in proceeds of $400,067,100.  Interest on the Notes is payable on December 1 and June 1 of each year, which commenced on June 1, 2004.  The Company used the net proceeds from the offering in part to (i) repay all outstanding borrowings, plus accrued interest, under its senior credit agreement, (ii) redeem at par, plus accrued interest, all of its
9 3/8 % and 10 3/8 % senior subordinated notes due May and December 2005, respectively, and (iii) to repurchase at par, plus accrued interest, all of its 8 7/8 % senior subordinated notes due May 2008.  The remaining proceeds were invested in short-term securities as well as being used for general working capital purposes.

The Notes are the Company’s senior secured obligations. The Notes are guaranteed by each of the Company’s domestic restricted subsidiaries. The Notes and the guarantees are secured by substantially all of the Company’s assets.  The Company may redeem some or all of the Notes at any time on or after December 1, 2006. The Company may also redeem up to 35% of the aggregate principal amount of the Notes using the proceeds of one or more equity offerings on or before December 1, 2005.

The Indenture, which governs the Company’s Notes, restricts its ability and the ability of its restricted subsidiaries to, among other things: (i) incur additional debt and issue preferred stock; (ii) make certain distributions, investments and other restricted payments; (iii) create certain liens; (iv) enter into transactions with affiliates; (v) enter into agreements that restrict its restricted subsidiaries from making payments to the Company; (vi) merge, consolidate or sell substantially all of its assets; (vii) sell or acquire assets; and (viii) enter into new lines of business.

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

Malara Broadcast Group is required to make monthly principal payments on the Term Loan B as follows: (i) $125,000 payable at the end of each month from June 1, 2006 through March 31, 2007, (ii) $158,333 payable at the end of each month from April 1, 2007, through March 31, 2008, and (iii) $216,667 payable at the end of each month from April 1, 2008, through February 1, 2010.

Malara Broadcast Group is required to make monthly principal payments on the Term Loan A and the Revolving Loan equal to the product of (i) the Repayment Percentage (which is 25% unless there is an Event of Default or the Consolidated Loan to Stick Value is less than 70%, in which case the Repayment Percentage is 100%) and (ii) the Consolidated Excess Free Cash Flow for the month preceding the month in which such installment is due, as such terms are defined in the Malara Broadcast Group Senior Credit Facility.  All such payments shall be applied first to repay the outstanding Revolving Loan to the full extent thereof (without a corresponding reduction in the Revolving Loan Commitment Amount) and second to repay the outstanding Term Loan A to the full extent thereof; provided that, if the Repayment Percentage for such monthly installment is 100%, the excess 75% of such monthly installment shall be applied first to repay the outstanding Revolving Loan to the full extent thereof and second to repay the outstanding Term Loan B to the full extent thereof. For the three and six months ended June 30, 2005, the total principal payments made on the Term Loan A and the Revolving Loan approximated $383,000.

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

BALANCE SHEET

June 30, 2005

	Granite Broadcasting Corporation	Malara Broadcast Group	Eliminations	Consolidated Company

Assets

Current assets:
Cash and cash equivalents	$18,540,960	$1,505,254	$—	$20,046,214
Accounts receivable, net	18,752,773	2,839,195	—	21,591,968
Other current assets	11,079,855	760,978	—	11,840,833
Due from consolidated entity	5,932,983	90,127	(6,023,110)	—

Total current assets	54,306,571	5,195,554	(6,023,110)	53,479,015

Restricted cash equivalents	24,997,500	—	—	24,997,500
Property and equipment, net	40,906,473	8,400,112	—	49,306,585
Other non current assets	22,736,060	1,361,882	(3,646,668)	20,451,274
Intangibles, net	286,998,034	44,874,502	(27,731,100)	304,141,436

Total assets	$429,944,638	$59,832,050	$(37,400,878)	$452,375,810

Liabilities and stockholders’ deficit

Current liabilities:
Accounts payable and other accrued liabilities	$10,709,960	$253,192	$—	$10,963,152
Short-term debt	—	2,492,000	—	2,492,000
Other current liabilities	24,474,107	783,994	—	25,258,101
Due to consolidated entity	90,127	5,932,983	(6,023,110)	—

Total current liabilities	35,274,194	9,462,169	(6,023,110)	38,713,253

Long-term debt, less current portion	401,143,648	50,624,841	—	451,768,489
Other non current liabilities	46,924,512	4,168,544	(3,646,668)	47,446,388
Redeemable preferred stock	199,013,500	—	—	199,013,500
Accrued dividends on redeemable preferred stock	83,030,495	—	—	83,030,495

Stockholders’ deficit:
Common stock	195,783	—	—	195,783
Additional paid-in capital	364,313	—	—	364,313
Accumulated deficit	(334,956,361)	(4,423,504)	(27,731,100)	(367,110,965)
Less: Unearned compensation	(169,771)	—	—	(169,771)
Treasury stock, at cost	(875,675)	—	—	(875,675)
Total stockholders’ deficit	(335,441,711)	(4,423,504)	(27,731,100)	(367,596,315)
Total liabilities and stockholders’ deficit	$429,944,638	$59,832,050	$(37,400,878)	$452,375,810

STATEMENT OF OPERATIONS

For the three months ended June 30, 2005

	Granite Broadcasting Corporation	Malara Broadcast Group	Eliminations	Consolidated Company

Net revenues	$30,728,008	$2,102,358	$(1,819,355)	$31,011,011

Station operating expenses:
Direct operating expenses (exclusive of depreciation and amortization expenses shown separately below)	12,080,178	425,740		12,505,918
Selling, general and administrative expenses (exclusive of depreciation and amortization expenses shown separately below)	9,169,678	2,056,011	(1,819,355)	9,406,334
Corporate expense (exclusive of depreciation expense shown separately below)	2,725,159	—		2,725,159
Depreciation and amortization	3,502,824	338,240		3,841,064
Performance award expense	319,797	—		319,797
Non-cash compensation expense	93,557	—		93,557

Operating income (loss)	2,836,815	(717,633)		2,119,182

Other expenses (income):
Interest expense	9,880,136	1,260,833		11,140,969
Interest income	(289,045)	—		(289,045)
Non-cash interest expense	1,076,260	68,952		1,145,212
Non-cash preferred stock dividend	6,386,961	—		6,386,961
Other	(1,230,395)	1,319,021		88,626

Loss before income taxes	(12,987,102)	(3,366,439)		(16,353,541)
Benefit for income taxes	(146,649)	—		(146,649)

Net loss	$(12,840,453)	$(3,366,439)		$(16,206,892)

Net loss attributable to common shareholders	$(12,840,453)	$(3,366,439)		$(16,206,892)

Basic and diluted net loss per share	$(0.66)	N/A		$(0.83)

Weighted average common shares outstanding	19,577,199	N/A		19,577,199

STATEMENT OF OPERATIONS

For the six months ended June 30, 2005

	Granite Broadcasting Corporation	Malara Broadcast Group	Eliminations	Consolidated Company

Net revenues	$56,581,768	$2,619,379	$(2,453,226)	$56,747,921

Station operating expenses:
Direct operating expenses (exclusive of depreciation and amortization expenses shown separately below)	24,269,248	549,679		24,818,927
Selling, general and administrative expenses (exclusive of depreciation and amortization expenses shown separately below)	17,938,989	2,756,009	(2,453,226)	18,241,772
Corporate expense (exclusive of depreciation expense shown separately below)	5,423,058	—		5,423,058
Depreciation and amortization	7,305,445	404,019		7,709,464
Performance award expense	639,594	—		639,594
Non-cash compensation expense	188,150	—		188,150

Operating income (loss)	817,284	(1,090,328)		(273,044)

Other expenses (income):
Interest expense	19,752,706	1,578,416		21,331,122
Interest income	(737,799)	—		(737,799)
Non-cash interest expense	2,131,620	86,133		2,217,753
Non-cash preferred stock dividend	12,773,922	—		12,773,922
Other	(1,500,595)	1,668,627		168,032

Loss before income taxes	(31,602,570)	(4,423,504)		(36,026,074)
Benefit for income taxes	(325,393)	—		(325,393)

Net loss	$(31,277,177)	$(4,423,504)		$(35,700,681)

Net loss attributable to common shareholders	$(31,277,177)	$(4,423,504)		$(35,700,681)

Basic and diluted net loss per share	$(1.60)	N/A		$(1.83)

Weighted average common shares outstanding	19,539,121	N/A		19,539,121

STATEMENT OF CASH FLOWS

For the six months ended June 30, 2005

	Granite Broadcasting Corporation	Malara Broadcast Group	Eliminations	Consolidated Company

Cash flows (used in) provided by operating activities	$(17,021,102)	$1,400,647	$(31,716)	$(15,652,171)

Cash flows from investing activities:
Sales (purchase) of marketable securities and other investments	5,610,506	—	—	5,610,506
Proceeds from sale of assets	45,417,485	—	(45,417,485)	—
Payment for acquisition of assets	(45,843,106)	(55,303,066)	45,449,201	(55,696,971)
Proceeds (payments) from option agreements	(3,646,668)	3,646,668	—	—
Purchase of U.S. Government Securities	(24,997,500)	—	—	(24,997,500)
Capital expenditures	(972,964)	22,164	—	(950,800)
Net cash used in investing activities	(24,432,247)	(51,634,234)	31,716	(76,034,765)

Cash flows from financing activities:
Proceeds from senior credit facility	—	53,500,000		53,500,000
Payment of senior credit facility	—	(383,159)		(383,159)
Payment of deferred financing fees	(864,401)	(1,378,000)		(2,242,401)
Net cash (used in) provided by financing activities	(864,401)	51,738,841		50,874,440

Net (decrease) increase in cash and cash equivalents	(42,317,750)	1,505,254		(40,812,496)
Cash and cash equivalents, beginning of period	60,858,710	—		60,858,710
Cash and cash equivalents, end of period	$18,540,960	$1,505,254		$20,046,214

Supplemental information:
Cash paid for interest	$19,743,750	$1,289,908		$21,033,658
Cash paid for income taxes	38,250	—		38,250
Non-cash capital expenditures	153,307	—		153,307

Other Historical Consolidation Information

At December 31, 2004, the Company’s consolidated Balance Sheets included in “other non-current assets” and “deferred financing fees” of $130,000 and $32,500, respectively, as a result of the consolidation of Malara Broadcast Group.

For the three and six months ended June 30, 2004, consolidation of variable interest entity in accordance with Interpretation 46 was not applicable for the Company’s Statement of Operations and Statement of Cash Flows.

Note 8 – Intangibles

Intangibles

Intangible assets are summarized as follows:

	June 30, 2005	December 31, 2004
	Unaudited	Audited

Goodwill	$97,552,000	$75,833,000
Covenant not to compete	30,000,000	30,000,000
Network affiliations	159,345,000	135,669,000
Broadcast licenses	167,072,000	159,648,000
	453,969,000	401,150,000
Accumulated amortization	(149,828,000)	(145,393,000)

Net intangible assets	$304,141,000	$255,757,000

The Company amortizes its network affiliation agreements for which it does not make contractual payments using an estimated useful life of 25 years and amortizes its network affiliation agreements for which it makes contractual payments over the life of the contract.  The Company recorded amortization expense of $7,893,000 for the year ended December 31, 2004 and $4,435,000 for the six months ended June 30, 2005,

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the unaudited consolidated financial statements and notes thereto in this Quarterly Report and the audited financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-K for the year ended December 31, 2004.

Executive Summary

We own and operate eight network affiliated television stations in geographically diverse markets reaching over 6% of the nation’s television households.  As of June 30, 2005, four stations are affiliated with NBC, one with ABC and one with CBS, our Big Three Affiliates, and two stations are affiliated with the Warner Bros. Television Network, our WB Affiliates.  The NBC affiliates are KSEE-TV, Fresno-Visalia, California, WEEK-TV, Peoria-Bloomington, Illinois, KBJR-TV, Duluth, Minnesota - Superior, Wisconsin and WISE-TV, Fort Wayne, Indiana.  The ABC affiliate is WKBW-TV, Buffalo, New York. The CBS affiliate is WTVH-TV, Syracuse, New York.  The WB affiliates are KBWB-TV, San Francisco, California and WDWB-TV, Detroit, Michigan. As discussed in further detail below, in March 2005, we completed the sale of WPTA-TV, the ABC affiliate serving Fort Wayne, Indiana to Malara Broadcast Group and the acquisition of WISE-TV, the NBC affiliate serving Fort Wayne, Indiana from New Vision Group, LLC.

Through shared services agreements and advertising representation agreements (which we generally refer to as local service agreements) with Malara Broadcast Group, we currently provide advertising, sales promotion, administrative and selected programming to two stations owned and operated by Malara Broadcast Group. Malara Broadcast Group is owned by an independent third party who owns and operates two television stations as of June 30, 2005. We do not own Malara Broadcast Group or its television stations. In order for both us and Malara Broadcast Group to continue to comply with FCC regulations, Malara Broadcast Group must maintain complete responsibility for and control over programming, finances, personnel and operations of its television stations.  However, as a result of our guarantee of the obligations incurred under Malara Broadcast Group’s senior secured credit facility and the revolving loan, arrangements under the local service agreements and put or call option agreements, under United States generally accepted accounting principles (“U.S. GAAP”), specifically, Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities (“Interpretation 46”) we are required to consolidate Malara Broadcast Group’s financial position, results of operations and statement of cash flows in our consolidated results. In addition, in accordance with the provisions of Interpretation 46, the Company did not account for the sale of the assets of WPTA-TV and no gain there from was recognized in the consolidated statements of operations.  In addition, we did not apply the provisions of purchase accounting to Malara Broadcast Group’s acquisition of WPTA-TV.

We believe that inflation has not had a material impact on our results of operations for the three and six months ended June 30, 2005.  However, there can be no assurance that future inflation would not have an adverse impact on our operating results and financial condition.

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

Critical Accounting Polices

We prepare our consolidated financial statements in conformity with United States generally accepted accounting principles which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period.  Actual results could differ from those estimates.  Results of operations for interim periods are not necessarily indicative of results for the full year.

Information with respect to our critical accounting policies which we believe could affect our reported results require subjective judgments by management and is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Result of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004. We believe that as of June 30, 2005, the following is the only material change to this information.

Consolidation of Variable Interest Entities

Our financial statements include the accounts of independently-owned Malara Broadcast Group since it has been determined that we are the primary beneficiary of a variable interest entity (“VIE”) in accordance with FASB Interpretation 46, as revised in December 2003, Interpretation 46(R). Under U.S. GAAP a company must consolidate an entity when it has a “controlling financial interest” in such entity resulting from the company’s ownership of a majority of the entity’s voting rights. Interpretation 46(R) expands the definition of controlling financial interest to include factors other than equity ownership and voting rights.

In applying Interpretation 46(R), we base our decision to consolidate an entity on quantitative and qualitative factors that indicate whether or not we are responsible for a majority of the entity’s economic risks and receive a majority of the entity’s economic rewards, or “primary beneficiary.” Our evaluation of whether or not we are deemed to be the primary beneficiary is an ongoing process and may alter as facts and circumstances change.

Malara Broadcast Group is included in our consolidated financial statements because we believe we are the primary beneficiary of Malara Broadcast Group as a result of local service agreements we have with each of the Malara stations, our guarantee of the obligations incurred under the Malara Broadcast Group Senior Credit Facility and the put/call option agreements between us and Malara Broadcast Group. However, we do not own Malara Broadcast Group or its television stations.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2005 and 2004

Consolidated

Set forth below are significant factors that contributed to our operating results for the three months ended June 30, 2005 and 2004, respectively.

	Three Months Ended June 30,
	2005	2004	% Change

Local/Regional	$19,461,000	$17,680,000	10.1%
National	13,914,000	14,119,000	(1.5)%
Network Compensation	871,000	790,000	10.3%
Political	464,000	812,000	(42.9)%
Other	1,517,000	985,000	54.0%
Gross Revenue	36,227,000	34,386,000	5.4%
Agency Commissions	5,216,000	5,223,000	(0.1)%
Net Revenue	$31,011,000	$29,163,000	6.3%

Net revenues consist primarily of local, national and political airtime sales, net of sales adjustments and agency commissions. Additional, but less significant, amounts are generated from network compensation, internet revenues, barter/trade revenues, production revenues and other revenues.

Net revenue increased $1,848,000 or 6.3% to $31,011,000 for the three months ended June 30, 2005, from $29,163,000 for the three months ended June 30, 2004.  The increase was primarily due to the inclusion of two additional stations, WISE-TV and KDLH-TV in our consolidated results during the three months ended June 30, 2005 which were not in our consolidated results during the same period last year. The increase on a consolidated basis was primarily due to healthy increases in non-political local revenues of $1,781,000 or 10% offset by decreases in political advertising revenue during a non-presidential election year of $348,000 or 43% and non-political national revenue of $205,000 or 1.5%. The non-political local revenue increase was primarily due to the growth in the restaurant, home improvement, paid programming, medical, and services categories. The non-political national revenue decrease was primarily due to declines in the automotive, movie, and telecommunications categories.  Malara Broadcast Group’s net revenues totaled $ 2,102,000 or 6.8% of the total net revenues during the three months ended June 30, 2005.

Direct operating expenses, consisting primarily of programming, news and engineering decreased $182,000 or 1.4% to $12,506,000 for the three months ended June 30, 2005 from $12,688,000 for the same period in 2004. The decrease was primarily due to decreases in amortization of film contract rights as a result from write-downs taken in 2004 of certain film contract rights at our WB affiliates, offset in part by the inclusion of two additional stations, WISE-TV and KDLH-TV in our consolidated results of during the three months ended June 30, 2005 which were not in our consolidated results during the same period last year.  Selling, general and administrative expenses decreased $217,000 or 2.3% to $9,406,000 for the three months ended June 30, 2005 from $9,623,000 for the same period in 2004. The decrease was primarily due to lower expenses in termination benefits/restructuring charges and sales and promotion expenses, which were offset in part by the inclusion of two additional stations, WISE-TV and KDLH-TV in our consolidated results during the three months ended June 30, 2005 which were not in our consolidated results during the same period last year. Malara Broadcast Group’s direct operating expenses and selling, general and administrative expenses totaled $662,000 of the total station expenses, after elimination of expenses relating to various local service agreements between us and Malara Broadcast Group.

Big Three Affiliates

GROSS REVENUES BY CATEGORY,

CONSOLIDATED BIG THREE AFFILIATES

	2005		2004
	Amount	%	Amount	%
Local/Regional	$14,375,000	53.3%	$11,919,000	50.3%
National	10,006,000	37.1%	9,304,000	39.2%
Network Compensation	871,000	3.2%	790,000	3.3%
Political	449,000	1.7%	788,000	3.3%
Other	1,266,000	4.7%	925,000	3.9%
Gross Revenue	26,967,000	100%	23,726,000	100%
Agency Commissions	3,910,000		3,506,000
Net Revenue	$23,057,000		$20,220,000

Net revenue at our Big Three affiliates increased $2,837,000 or 14% to $23,057,000 from $20,220,000. The increase was primarily due to the inclusion of two additional stations, WISE-TV and KDLH-TV in our consolidated results during the three months ended June 30, 2005 which were not in our consolidated results during the same period last year. The increase on a consolidated basis was primarily due to increases in non-political local revenues of $2,456,000 and non-political national revenues of $702,000 offset in part by decreases in political advertising of $339,000.  The non-political local revenue increase was primarily due to the growth in the home improvement, medical, competitive media and games/lotteries categories. The non-political national revenue increase was primarily due to growth in the paid programming, home improvement, beverages and medical categories. The Big Three affiliates contributed 74% to net revenue during the quarter. Malara Broadcast Group contributed net revenues of $2,102,000 to the total Big Three net revenues.

Direct operating expenses at our Big Three affiliates, consisting primarily of programming, news and engineering expenses, increased $780,000 or 9.7% to $8,839,000 for the three months ended June 30, 2005 from $8,059,000 for the same period in 2004. The increase was primarily due to the the inclusion of two additional stations, WISE-TV and KDLH-TV in our consolidated results during the three months ended June 30, 2005 which were not in our consolidated results during the same period last year. Selling, general and administrative expense at our Big Three affiliates increased $388,000 or 6.6% to $6,232,000 for the three months ended June 30, 2005 from $5,844,000 for the same period in 2004. The increase was primarily due to the inclusion of two additional stations, WISE-TV and KDLH-TV in our consolidated results during the three months ended June 30, 2005 which were not in our consolidated results during the same period last year. These increases were offset in part by decreases in termination benefits/restructuring charges. Malara Broadcast Group’s direct operating expenses and selling, general and administrative expenses totaled $662,000 of the total station expenses, after elimination of expenses relating to various local service agreements between us and Malara Broadcast Group.

WB Affiliates

GROSS REVENUES BY CATEGORY,

CONSOLIDATED WB AFFILIATES

	2005		2004
	Amount	%	Amount	%
Local/Regional	$5,086,000	54.9%	$5,761,000	54.0%
National	3,908,000	42.2%	4,815,000	45.2%
Political	15,000	0.2%	24,000	0.2%
Other	251,000	2.7%	60,000	0.6%
Gross Revenue	9,260,000	100%	10,660,000	100%
Agency Commissions	1,306,000		1,717,000
Net Revenue	$7,954,000		$8,943,000

Net revenue at our WB affiliates decreased $989,000 or 11.1% to $7,954,000 from $8,943,000 due primarily to decreases in non-political national revenues of $907,000 and non-political local revenues of $675,000.  The non-political national revenue decreases were primarily due to declines in the automotive, movie and telecommunications categories.  The non-political local revenue decreases were primarily due to declines in the automotive, department stores and financial services categories. The WB affiliates do not generate meaningful political revenue, as they do not broadcast local news.  The WB affiliates contributed 26% to net revenue during the quarter.

Direct operating expenses at our WB affiliates, consisting primarily of programming and engineering expenses, decreased $962,000 or 21% to $3,667,000 for the three months ended June 30, 2005 from $4,629,000 for the same period in 2004. The decrease was primarily due to lower amortization of film contract rights due to the effects of write-downs taken in 2004, and the replacement of expensive, unprofitable programs with less expensive, profitable programming. There were no film asset write-downs during the three months ended June 30, 2005 and 2004. Selling, general and administrative expenses at our WB affiliates decreased $605,000 or 16% to $3,174,000 for the three months ended June 30, 2005 from $3,779,000 for the same period in 2004. The decrease was primarily due to lower advertising and promotion expenses.

Other Consolidated Expenses

Amortization expense increased $513,000 or 27% during the three months ended June 30, 2005 as compared to the same period a year earlier. This increase was primarily due to the incremental amortization expense realized for the two additional television stations, KDLH and WISE, which were acquired in March 2005. Depreciation expense decreased $279,000 or 16% during the three months ended June 30, 2005 compared to the same period a year earlier.  The decrease was primarily due to the effect of the change in useful lives assigned to our fixed assets as of January 1, 2005 in addition to fixed assets written off in the third and fourth quarters of 2004, thereby resulting in lower depreciation expense during 2005. This decrease was offset, in part, by increased depreciation expense due to the incremental depreciation expense realized for the two additional television stations, KDLH and WISE, which were acquired in March 2005.

Corporate expense totaled $2,725,000; a decrease of $228,000 or 8% compared to $2,953,000 for the three months ended June 30, 2004. The decrease was primarily due to planned reduction in compensation and other non-personal related expenses, offset in part by increases in professional fees related to the sale of WPTA-TV, compliance with the Sarbanes-Oxley Act and increase in group health insurance. The performance award expense for the three months ended June 30, 2005 totaled $320,000; a decrease of $204,000 or 39% compared to $524,000 for the three months ended June 30, 2004. The decrease was primarily due to the separation of a company executive for which the unvested portion of the executive’s performance award expense was accelerated during the third quarter of 2004 pursuant to a Separation Agreement dated September 21, 2004. Non-cash compensation expense decreased $39,000 or 29% primarily due to the forfeitures of stock awards granted to certain personnel in prior years who are no longer employed by us as of June 30, 2005.

Interest expense totaled $11,141,000; an increase of $1,269,000 or 13% compared to $9,872,000 for the three months ended June 30, 2004.  The increase was primarily due to the incremental interest expense which on Malara Broadcast Group’s Senior Credit Facility which totaled approximately $1,261,000.  Interest income totaled $289,000; an increase of $5,000, or 2% compared to the three months ended June 30, 2004 primarily due to the increased average cash balance invested during the three months ended June 30, 2005 as compared to the same period in 2004. Non-cash interest expense totaled $1,145,000; an increase of $11,000 or 1% compared to $1,134,000 for the three months ended June 30, 2004.

We recorded as an expense the accrual of dividends on our 12 3/4% Cumulative Exchangeable Preferred Stock totaling $6,387,000 during the three months ended June 30, 2005 and 2004, respectively as required by Statement of Financial Accounting Standards No.150.

During the three months ended June 30, 2005, we recorded a deferred tax benefit of $147,000, compared to a deferred tax benefit of $2,194,000 for the three months ended June 30, 2004.  The decline in the tax benefit is primarily due to increasing our valuation allowance against net operating loss carry forwards, which may not be utilized in future periods.

Six Months Ended June 30, 2005 and 2004

Consolidated

Set forth below are significant factors that contributed to our operating results for the six months ended June 30, 2005 and 2004, respectively.

	Six Months Ended June 30,
	2005	2004	% Change

Local/Regional	$35,770,000	$32,831,000	9.0%
National	25,546,000	26,526,000	(3.7)%
Network Compensation	1,665,000	1,589,000	4.8%
Political	713,000	2,080,000	(65.7)%
Other	2,671,000	2,030,000	31.6%
Gross Revenue	66,365,000	65,056,000	2.0%
Agency Commissions	9,617,000	9,892,000	(2.8)%
Net Revenue	$56,748,000	$55,164,000	2.9%

Net revenues consist primarily of local, national and political airtime sales, net of sales adjustments and agency commissions. Additional, but less significant, amounts are generated from network compensation, internet revenues, barter/trade revenues, production revenues and other revenues.

Net revenue increased $1,584,000 or 2.9% to $56,748,000 for the six months ended June 30, 2005, from $55,164,000 for the six months ended June 30, 2004.  The increase was primarily due to the inclusion of two additional stations, WISE-TV and KDLH-TV in our consolidated results during the six months ended June 30, 2005 which were not in our consolidated results during the same period last year. The increase on a consolidated basis was primarily due to healthy increase in non-political local revenue of $2,939,000 or 9%, offset by decreases in political advertising revenue during a non-presidential election year of $1,367,000 or 65.7% and non-political national revenue of $980,000 or 3.7%. The non-political local revenue increase was primarily due to the growth in the paid programming, home improvement, insurance and competitive media categories. The non-political national revenue decrease was primarily due to declines in the movie, telecommunications, and packaged goods categories.  Malara Broadcast Group’s net revenues totaled $2,619,000 or 4.6% of the total net revenues during the six months ended June 30, 2005.

Direct operating expenses, consisting primarily of programming, news and engineering expenses, decreased $871,000 or 3% to $24,819,000 for the six months ended June 30, 2005 from $25,690,000 for the same period in 2004. The decrease was primarily due to decreases in amortization of film contract rights as a result from write-downs taken in 2004 of certain film contract rights at our WB affiliates, offset in part by the inclusion of two additional stations, WISE-TV and KDLH-TV in our consolidated results during the six months ended June 30, 2005 which were not in our consolidated results during the same period last year. Selling, general and administrative expenses increased $529,000 or 3% to $18,242,000 for the six months ended June 30, 2005 from $17,713,000 for the same period in 2004. The increase was primarily due to the inclusion of two additional stations, WISE-TV and KDLH-TV in our consolidated results during the six months ended June 30, 2005 which were not in our consolidated results during the same period last year, in addition to restructuring charges recorded at KBJR-TV and WISE-TV resulting from the termination benefits and stay bonuses awarded related to to the acquisistions of KDLH-TV and WISE-TV during the six months ended June 30, 2005. Malara Broadcast Group’s direct operating expenses and selling, general and administrative expenses totaled $852,000 of the total station expenses, after elimination of expenses relating to various local service agreements between us and Malara Broadcast Group.

Big Three Affiliates

GROSS REVENUES BY CATEGORY,

CONSOLIDATED BIG THREE AFFILIATES

	2005		2004
	Amount	%	Amount	%
Local/Regional	$25,613,000	53.6%	$21,901,000	49.3%
National	17,592,000	36.9%	17,122,000	38.5%
Network Compensation	1,665,000	3.5%	1,589,000	3.6%
Political	691,000	1.4%	2,045,000	4.6%
Other	2,214,000	4.6%	1,810,000	4.0%
Gross Revenue	47,775,000	100%	44,467,000	100%
Agency Commissions	6,897,000		6,574,000
Net Revenue	$40,878,000		$37,893,000

Net revenue at our Big Three affiliates increased $2,985,000 or 7.9% to $40,878,000 from $37,893,000. The increase was primarily due to the inclusion of two additional stations, WISE-TV and KDLH-TV in our consolidated results during the six months ended June 30, 2005 which were not in our consolidated results during the same period last year. The increase on a consolidated basis was primarily due to healthy increases in non-political local revenues of $3,712,000 or 16.9% and non-political national revenues of $470,000 or 2.7%, offset in part by decreases in political advertising of $1,354,000 or 66.2%.  The non-political local revenue increase was primarily due to the growth in the home improvements, insurance, competitive media and games/lotteries categories. The non-political national revenue increase was primarily due to growth in the home improvement, insurnce and grocery / convenience store categories. The Big Three affiliates contributed 72% to net revenue during the six months ended June 30, 2005. Malara Broadcast Group contributed net revenues of $2,619,000 or 6.4% to the total Big Three net revenues.

Direct operating expenses at our Big Three affiliates, consisting primarily of programming, news and engineering expenses, increased $972,000 or 6% to $17,317,000 for the six months ended June 30, 2005 from $16,345,000 for the same period in 2004. The increase was primarily due to the inclusion of two additional stations, WISE-TV and KDLH-TV in our consolidated results during the three months ended June 30, 2005 which were not in our consolidated results during the same period last year. Selling, general and administrative expense at our Big Three affiliates increased $825,000 or 7% to $11,900,000 for the six months ended June 30, 2005 from $11,075,000 for the same period in 2004. The increase was primarily due to the inclusion of two additional stations, WISE-TV and KDLH-TV in our consolidated results during the six months ended June 30, 2005 which were not in our consolidated results during the same period last year, in addition to restructuring charges recorded at KBJR-TV and WISE-TV resulting from the termination benefits and stay bonuses awarded related to to the acquisistions of KDLH-TV and WISE-TV during the six months ended June 30, 2005.  Malara Broadcast Group’s direct operating expenses and selling, general and administrative expenses totaled $852,000 of the total station expenses, after elimination of expenses relating to various local service agreements between us and Malara Broadcast Group.

WB Affiliates

GROSS REVENUES BY CATEGORY,

CONSOLIDATED WB AFFILIATES

	2005		2004
	Amount	%	Amount	%
Local/Regional	$10,157,000	54.6%	$10,930,000	53.1%
National	7,954,000	42.8%	9,404,000	45.7%
Political	22,000	0.1%	35,000	0.1%
Other	457,000	2.5%	220,000	1.1%
Gross Revenue	18,590,000	100%	20,589,000	100%
Agency Commissions	2,720,000		3,318,000
Net Revenue	$15,870,000		$17,271,000

Net revenue at our WB affiliates decreased $1,401,000 or 8.1% to $15,870,000 from $17,271,000 due primarily to decreases in non-political national revenues of $1,450,000 or 15% and non-political local revenues of $773,000 or 7%. The non-political national revenue decreases were primarily due to declines in the movie, packaged goods, department stores and telecommunications categories.  The non-political local revenue decreases were primarily due to declines in the automotive, department stores, financial services and competitive media categories. The WB affiliates do not generate meaningful political revenue, as they do not broadcast local news.  The WB affiliates contributed 28% to net revenue during the six months ended June 30, 2005.

Direct operating expenses at our WB affiliates, consisting primarily of programming and engineering expenses, decreased $1,843,000 or 20% to $7,502,000 for the six months ended June 30, 2005 from $9,345,000 for the same period in 2004. The decrease was primarily due to lower amortization of film contract rights due to the effects of write-downs taken in 2004, and the replacement of expensive, unprofitable programs with less expensive, profitable programming. There were no film asset write-downs during the six months ended June 30, 2005 and 2004. Selling, general and administrative expenses at our WB affiliates decreased $296,000 or 5% to $6,342,000 for the six months ended June 30, 2005 from $6,638,000 for the same period in 2004. The decrease was primarily due to lower advertising and promotion expenses.

Other Consolidated Expenses

Amortization expense increased $671,000 or 18% during the six months ended June 30, 2005 as compared to the same period a year earlier. This increase was primarily due to the incremental amortization expense of two additional television stations, KDLH and WISE, which were acquired in March 2005. Depreciation expense decreased $212,000 or 6% during the six months ended June 30, 2005 compared to the same period a year earlier.  The decrease was primarily due to the effect of the change in useful lives assigned to our fixed assets as of January 1, 2005 in addition to fixed assets written off in the third and fourth quarters of 2004 , thereby resulting in lower depreciation expense during 2005. This decrease was offset, in part, by increased depreciation expense due to the incremental depreciation expense realized for the two additional television stations, KDLH and WISE, which were acquired in March 2005.

Corporate expense totaled $5,423,000; a decrease of $551,000 or 9% compared to $5,974,000 for the six months ended June 30, 2004. The decrease was primarily due to planned reduction in compensation and other non-personal related expenses, offset in part by increases in professional fees related to the sale of WPTA-TV, compliance with the Sarbanes-Oxley Act and increase in group health insurance. The performance award expense for the six months ended June 30, 2005 totaled $640,000; a decrease of $409,000 or 39% compared to $1,049,000 for the six months ended June 30, 2004. The decrease was primarily due to the separation of a company executive for which the unvested portion of the executive’s performance award expense was accelerated during the third quarter of 2004 pursuant to a Separation Agreement dated September 21, 2004. Non-cash compensation expense decreased $247,000 or 57% primarily due to the forfeitures of stock awards granted to certain personnel in prior years who are no longer employed by us as of June 30, 2005.

Interest expense totaled $21,331,000; an increase of $1,586,000 or 8% compared to $19,745,000 for the six months ended June 30, 2005.  The increase was primarily due to the interest on Malara Broadcast Group’s Senior Credit Facility which totaled approximately $1,578,000.  Interest income totaled $738,000; an increase of $221,000, or 43% compared to the six months ended June 30, 2004 primarily due to the increased average cash balance invested during the six months ended June 30, 2005 as compared to the same period in 2004. Non-cash interest expense totaled $2,218,000; a decrease of $62,000 or 3% compared to $2,280,000 for the six months ended June 30, 2004.  The decrease was primarily due to reduced amortization of the discount on the performance award expense which was accelerated in 2004, offset in part by higher imputed interest on our obligation to the WB network under the affiliation agreements.

We recorded as an expense the accrual of dividends on our 12 3/4% Cumulative Exchangeable Preferred Stock totaling $12,774,000 during the six months ended June 30, 2005 and 2004, respectively as required by Statement of Financial Accounting Standards No.150.

During the six months ended June 30, 2005, we recorded a deferred tax benefit of $325,000, compared to a deferred tax benefit of $4,678,000 for the six months ended June 30, 2004.  The decline in the tax benefit is primarily due to increasing our valuation allowance against net operating loss carry forwards, which may not be utilized in future periods.

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

During the three months ended March 31, 2005, we recognized a $252,000 restructuring charge related to employee separations, which included severance and other benefits. These charges were not costs directly attributable to Malara Broadcast Group’s acquisition of KDLH-TV due to the fact that upon Malara’s acquiring of KDLH-TV certain employees were retained by Malara with the remaining employees becoming employees of our KBJR-TV station and were either retained or subsequently terminated. During the three months ended June 30, 2005, as anticipated, we recorded an additional $100,000 of restructuring charges related to severance and stay-bonuses awarded to transitional employees of KBJR-TV. In addition, during the three months ended June 30, 2005, as anticipated, we recorded restructuring charges of $61,000 related to stay-bonuses awrded to transitional employees of WISE-TV. We anticipate minimal restructuring charges in future periods relating to stay-bonuses awarded to transitional employees of both KBJR-TV and WISE-TV upon separation.

At June 30, 2005, the accruals for restructuring activities were included in “other accrued liabilities” on the consolidated Balance Sheets and the related expense for the charge at the Buffalo, New York television station and KBJR-TV station are included in “station operating expenses” and the related expense for the corporate charges are included in “corporate separation agreement expenses” on the consolidated Statement of Operations.  These costs were recognized in accordance with the provisions of Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

Acquisition Charges

During the three months ended March 31, 2005, we accrued $590,000 related to employee separations, which included severance and other benefits as part of our purchase accounting. These accrued costs were a result of employees not retained by us subsequent to the acquisition of WISE-TV, which included line through management employees. During the three months ended June 30, 2005, we accrued an additional $32,000 related to employee separations at WISE-TV, which included severance and other benfits as part of our purchase accounting.

At June 30, 2005, the accruals for acquisition activities of WISE-TV were included in “other accrued liabilities” on the consolidated Balance Sheets. These charges were recognized in accordance with the provisions of Emerging Issues Task Force Issue No. 95-3 Recognition of Liabilities in Connection with a Purchase Business Combination.

The following is a reconciliation of the aggregate liability recorded for restructuring and acquisition charges as of June 30, 2005:

	Reconciliation of Aggregate Liability Recorded for Restructuring and Acquisition Charges
	Three Months Ended June 30, 2005
	March 31, 2005	Provision	Payments	June 30, 2005

Buffalo, New York	$131,000	$—	$104,000	$27,000
KBJR-TV	104,000	100,000	139,000	65,000
WISE-TV	225,000	93,000	137,000	181,000
Corporate	882,000	—	307,000	575,000

Total	$1,342,000	$193,000	$687,000	$848,000

	Reconciliation of Aggregate Liability Recorded for Restructuring and Acquisition Charges
	Six Months Ended June 30, 2005
	December 31, 2004	Provision	Payments	June 30, 2005

Buffalo, New York	$250,000	$—	$223,000	$27,000
KBJR-TV	—	352,000	287,000	65,000
WISE-TV	—	683,000	502,000	181,000
Corporate	1,214,000	—	639,000	575,000

Total	$1,464,000	$1,035,000	$1,651,000	$848,000

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

On March 8, 2005, we entered into a strategic arrangement with Malara Broadcast Group, under which we provide advertising sales, promotion and administrative services, and selected programming to Malara Broadcast Group-owned stations WPTA-TV and KDLH-TV in return for certain fees that will be paid by Malara Broadcast Group to us.  The fees payable to us will be paid after current debt service as well as certain other expenses Malara Broadcast Group incurs directly are satisfied. During the three and six months ended June 30, 2005, Malara Broadcast Group paid us approximately $800,000 owed under the strategic arrangements between both company’s. As of June 30, 2005, the total amount owed to us from Malara Broadcast Group totaled approximately $5,925,000.

Malara Broadcast Group financed its acquisition of WPTA-TV and KDLH-TV with the proceeds of borrowings pursuant to the Malara Broadcast Group Senior Credit Facility.  The Malara Broadcast Group Senior Credit Facility provides for two term loans totaling $48.5 million and a revolving loan of $5 million.  The $23.5 million Malara Broadcast Group Term Loan A is secured by a letter of credit.  To secure the reimbursement obligation in the event of a draw on the letter of credit, we pledged $25 million of U.S. Government Securities which are restricted and not available for working capital or any other purposes.  To the extent that principal payments are made on the Term Loan A, the letter of credit shall be proportionately reduced and we shall be permitted to proportionately reduce the amount of the pledged U.S. Government Securities.  The $25 million Malara Broadcast Group Term Loan B and the $5 million revolving loan are secured by the assets of WPTA-TV and KDLH-TV, and guaranteed on an unsecured basis by us. For the three and six months ended June 30, 2005, the total principal payments made on the Term Loan A and the Revolving Loan approximated $383,000.

Liquidity and Capital Resources

As of June 30, 2005, we had approximately $20,046,000 of cash and cash equivalents on hand, which excludes $24,997,500 in U.S. Government Securities which is pledged to support the reimbursement obligations in the event of a draw on the letter of credit that serves as collateral for the Term Loan A under Malara Broadcast Group’s Senior Credit Facility, which is described below and is restricted and not available for working capital or any other purposes. To the extent that principal payments are made on the Term Loan A, the letter of credit shall be proportionately reduced and we shall be permitted to proportionately reduce the amount of the U.S. Government Securities pledged against the letter of credit.  At June 30, 2005, the restricted U.S. Government Securities totaled $24,997,500. Absent changes to our capital structure and station ownership mix, we will not have enough liquidity to service our existing obligations over the next twelve months.  In order to improve our existing liquidity position, we are currently exploring the sale of assets and the raising of additional capital. However, under our Indenture, our use of the net proceeds from the sale of assets is restricted.  Of the net proceeds received in an asset sale, $5 million may be used for working capital purposes and the remainder must be used either:

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

We have established an investment policy for investing cash that is not immediately required for working capital purposes.  Our investment objectives are to preserve capital, maximize our return on investment and to ensure we have appropriate liquidity for our cash needs. The investments are considered to be available-for-sale as defined under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. As of June 30, 2005, we had approximately $20,046,000 of cash and cash equivalents (which excludes $24,997,500 of restricted U.S. Government Securities cash equivalents).

Net cash used in operating activities was $15,652,000 during the six months ended June 30, 2005 compared to $5,621,000 during the six months ended June 30, 2004.  The change in 2005 from 2004 was primarily due to the receipt of a $16,000,000 income tax refund during June 2004 and changes in net assets.

Net cash used in investing activities was $76,035,000 during the six months ended June 30, 2005 compared to $10,953,000 during the six months ended June 30, 2004.  The change in 2005 from 2004 was primarily due to the acquisition of assets and the purchase of U.S. Government Securities during March 2005, offset by a reduction in capital expenditures due to the completion of our conversion to digital technology.

Net cash provided by financing activities was $50,874,000 during the six months ended June 30, 2005 compared to net cash used in financing activities of $171,000 during the six months ended June 30, 2004.  The change in 2005 from 2004 is primarily due to the proceeds from the Malara Broadcast Group Senior Credit Facility, offset in part by increased payments of deferred financing fees.

Our 9 3/4 % Senior Secured Notes

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

The Indenture, which governs our Notes, restricts our ability and the ability of our restricted subsidiaries to, among other things: (i) incur additional debt and issue preferred stock; (ii) make certain distributions, investments and other restricted payments; (iii) create certain liens; (iv) enter into transactions with affiliates; (v) enter into agreements that restrict our restricted subsidiaries from making payments to us; (vi) merge, consolidate or sell substantially all of our assets; (vii) sell or acquire assets; and (viii) enter into new lines of business.

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

Interest rates associated with the Term Loan A are based, at Malara Broadcast Group’s option, at either (i) the higher of the Prime Rate or the Federal Funds Effective Rate plus 0.50% (the “Base Rate”) or (ii) the Adjusted Eurodollar Rate plus 0.60% per annum, as such terms are defined in the Malara Broadcast Group Senior Credit Facility.  Interest rates associated with the Term Loan B and Revolving Loan are based, at Malara Broadcast Group’s option, on either (i) the Base Rate plus 4.625% per annum or (ii) the Adjusted Eurodollar Rate plus 7.375% per annum.  In addition, Deferred Interest (as defined in the Malara Broadcast Group Senior Credit Facility) accrues with respect to, and is added to the principal amount of, the Term Loan B and Revolving Loan at a rate of 3% per annum. Additionally, Malara Broadcast Group is required to pay monthly commitment fees on the unused portion of its revolving loan commitment at a rate of 0.50% per annum.  Cash interest payments are payable monthly.

Malara Broadcast Group is required to make monthly principal payments on the Term Loan B as follows: (i) $125,000 payable at the end of each month from June 1, 2006 through March 31, 2007, (ii) $158,333 payable at the end of each month from April 1, 2007, through March 31, 2008, and (iii) $216,667 payable at the end of each month from April 1, 2008, through February 1, 2010.

Malara Broadcast Group is required to make monthly principal payments on the Term Loan A and the Revolving Loan equal to the product of (i) the Repayment Percentage (which is 25% unless there is an Event of Default or the Consolidated Loan to Stick Value is less than 70%, in which case the Repayment Percentage is 100%) and (ii) the Consolidated Excess Free Cash Flow for the month preceding the month in which such installment is due, as such terms are defined in the Malara Broadcast Group Senior Credit Facility.  All such payments shall be applied first to repay the outstanding Revolving Loan to the full extent thereof (without a corresponding reduction in the Revolving Loan Commitment Amount) and second to repay the outstanding Term Loan A to the full extent thereof; provided that, if the Repayment Percentage for such monthly installment is 100%, the excess 75% of such monthly installment shall be applied first to repay the outstanding Revolving Loan to the full extent thereof and second to repay the outstanding Term Loan B to the full extent thereof. For the three and six months ended June 30, 2005, the total principal payments made on the Term Loan A and the Revolovong Loan approximated $383,000.

Our 12 3/4 % Cumulative Exchangeable Preferred Stock

Under the terms of the Certificate of Designations for our 12 3/4 % Cumulative Exchangeable Preferred Stock (the “Preferred Stock”), we were required to make the semi-annual dividends on such shares in cash beginning October 1, 2002.  The cash payment of dividends had been restricted by the terms of our previous senior credit agreement and indentures and is prohibited under the Indenture, which governs our Notes.  Consequently we have not paid the semi-annual dividend due to the holders since October 1, 2002.  During the three and six monthes ended June 30, 2005 a dividend payment of $6,386,961 and $12,773,922, respectively, accrued on our Preferred Stock. As of June 30, 2005, we have recorded an aggregate of $83,030,495 in accrued dividends on our Preferred Stock. Since three or more semi-annual dividend payments have not been paid, the holders of the Preferred Stock have the right to elect the lesser of two directors or that number of directors constituting 25% of the members of the Board of Directors.

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

Film payments at our WB affiliates for the three and six months ended June 30, 2005 totaled $4.2 million and $8.4 million, respectively, as compared to the three and six mionths ended June 30, 2004 totalling $4.8 million and $9.7 million, respectively. Film payments for the year ended December 31, 2005 will approximate $16.5 million as compare to $18.8 million for the year ended December 31, 2004. Based on completed negotiations for the purchase of programming and our continued focus on contracting for competitive, but less expensive programming, we expect annual film payments at the WB affiliates to decline by approximately 50% by 2007 from our 2003 levels.

Film payments at our Big Three affiliates for the three and six months ended June 30, 2005 totaled $1.5 million and $3.0 million, respectively, as compared to the three and six months ended June 30, 2004 totalling $1.3 million and $2.6 million, respectively. Film payments for the year ended December 31, 2005 will approximate $6.1 million as compare to $5.3 million at December 31, 2004. The increase in film payments at our Big Three affiliates is related to the two additional television stations, WISE-TV, which we acquired in March 2005 and KDLH-TV, which was acquired by Malara Broadcast Group in March 2005. Based on completed negotiations and current market conditions for the purchase of programming, we expect annual film payments at the Big Three affiliates to continue to decline based on a same station basis.

No Off-Balance Sheet Arrangements

At June 30, 2005 and 2004 we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. All of our arrangements with Malara Broadcast Group are on-balance sheet arrangements.

Capital and Commercial Commitments

The following table and discussion reflect our significant contractual obligations and other commercial commitments as of June 30, 2005:

	Payment Due by Period
Capital Commitment	Total	Remainder of 2005	2006 - 2007	2008 - 2009	Thereafter

9 3/4% Senior Secured Notes due 2010	$405,000,000	$—	$—	$—	$405,000,000
Interest on Senior Secured Notes	213,891,000	19,744,000	78,975,000	78,975,000	36,197,000
Malara Broadcast Group Senior Credit Facility (b)	53,117,000	1,297,000	5,098,000	7,241,000	39,481,000
Interest on Senior Credit Facility (c)	20,908,000	2,046,000	7,678,000	6,709,000	4,475,000
Program contract commitments - current	31,966,000	13,761,000	15,588,000	2,617,000	—
Program contract commitments – future	45,485,000	1,524,000	14,428,000	19,221,000	10,312,000
WB Affiliation	6,105,000	1,262,000	4,843,000	—	—
Operating leases	13,496,000	999,000	3,143,000	3,189,000	6,165,000
12 3/4% Cumulative Exchangeable Preferred Stock, including accrued dividends (a)	377,670,000	—	—	377,670,000	—
Restructuring and severance	848,000	656,000	192,000	—	—

Total capital and commercial commitments	$1,168,486,000	$41,289,000	$129,945,000	$495,622,000	$501,630,000

(a)   As of June 30, 2005, the Cumulative Exchangeable Preferred Stock, including accrued dividends totaled $282,044,000. The table above includes the balance as of June 30, 2005 and the expected accrued dividends through April 2009, the date of redemption. Payment of cash dividends are restricted by the terms of the Indenture, which governs our existing Senior Secured Notes.

(b)   The amounts are our estimates of required cash payments under the Malara Senior Credit Facility. The Malara Senior Credit Facility consists of a revolver and two term loans. The required amortization under the revolver and one of the term loans is calculated based upon Malara’s station performance; therefore, actual required amortization may vary from our estimates above. The remaining term loan has a fixed amortization schedule, and such amounts are included above.

(c)   The amounts are our estimates of required interest payments under the Malara Senior Credit Facility. The actual interest payments may vary based upon the actual required amortization payments of the Senior Credit Facility (see (b) above).

Recent Accounting Pronouncements

In May 2005, FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections – a replacement of APB No. 20 and FASB Statement No. 3, or Statement 154. Statement 154 changes the requirements of accounting for and reporting a change in accounting principle and applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement, in the event that the accounting pronouncement does not include specific transition provisions. Statement 154 requires retrospective application of changes in accounting principle to prior periods’ financial statements unless it is impracticable. Statement 154 also requires that a change in the method of depreciation, amortization or depletion of long-lived, nonfinancialassets be accounted for as a change in accounting estimate affected by a change in accounting principle. The guidance contained in APB Opinion No. 20, Accounting Changes for reporting the correction of an error was carried forward in Statement 154 without change. Statement 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In December 2004, FASB issued Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, or Statement 123(R). Statement 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (i) equity instruments of the enterprise or (ii) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Statement 123(R) requires an entity to recognize the grant-date fair-value expense of stock options or other equity based compensation issued to employees in the statement of operations. The revised Statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in Accounting Principles Board No. 25, Accounting for Stock Issued to Employees, or APB 25.  The revised Statement requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial position, results of operations or cash flows.

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

Interest rates associated with Malara Broadcast Group’s March 8, 2005, Term Loan A are based, at Malara Broadcast Group’s option, at either (i) the higher of the Prime Rate or the Federal Funds Effective Rate plus 0.50% (the “Base Rate”) or (ii) the Adjusted Eurodollar Rate plus 0.60% per annum, as such terms are defined in the Malara Broadcast Group Senior Credit Facility.  Interest rates associated with Malara Broadcast Group’s March 8, 2005, Term Loan B and Revolving Loan are based, at Malara Broadcast Group’s option, at either (i) the Base Rate plus 4.625% per annum or (ii) the Adjusted Eurodollar Rate plus 7.375% per annum.  In addition, Deferred Interest (as defined in the Malara Broadcast Group Senior Credit Facility) accrues with respect to, and is added to the principal amount of, the Term Loan B and Revolving Loan at a rate of 3% per annum.  As of March 31, 2005, the six-month Adjusted Eurodollar Rate was 3.21%.  Malara Broadcast Group has not entered into any agreements to hedge the risk of potential interest rate increases.  Based on borrowings outstanding as of June 30, 2005, a 2% increase in the Adjusted Eurodollar Rate would increase interest expense on an annual basis by approximately $1,070,000.

Item 4.  Controls and Procedures

As of June 30, 2005, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of June 30, 2005.  There was no change in our internal control over financial reporting (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

On May 5, 2005, the holder of all of our Voting Common Stock adopted resolutions by unanimous written consent in lieu of an annual meeting electing W. Don Cornwell, Stuart J. Beck, James L. Greenwald, Edward Dugger III, Thomas R. Settle, Charles J. Hamilton, Jr., Robert E. Selwyn, Jr., Jon E. Barfield, Milton Frederick Brown and Veronica Pollard as directors of our company.

Item 5.  Other Information

On May 2, 2005, we issued a press release setting forth our earnings for the first quarter ended March 31, 2005.  A copy of our press release is attached hereto as Exhibit 99.

Item 6.  Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. §7241)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. §7241)

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350)

99	Granite Broadcasting Corporation Press Release dated May 2, 2005

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANITE BROADCASTING CORPORATION
Registrant

Date:	August 12, 2005	/s/	W. DON CORNWELL
(W. Don Cornwell)
Chief Executive Officer

Date:	August 12, 2005	/s/	LAWRENCE I. WILLS
(Lawrence I. Wills)
Senior Vice President – Chief Financial Officer
(Principal Financial Officer)