Form 10-Q
period 2005-09-30
GRANITE BROADCASTING CORP
filed 2005-11-10
CIK 839621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes   ☐   No   ☒

(APPLICABLE ONLY TO CORPORATE ISSUERS:)

As of November 9, 2005, the Registrant had 98,250 shares of Class A Voting Common Stock, par value $.01 per share outstanding; and 19,480,142 shares of Common Stock (Nonvoting), par value $.01 per share outstanding.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report includes and incorporates forward-looking statements.  We have based these forward-looking statements on our current expectations and projections about future events.  Generally, the words “anticipates,” “believes,” “expects,” “intends,” “estimates,” “projects,” “plans” and similar expressions identify forward-looking statements. While we believe that the forward-looking statements contained in this report are based upon reasonable assumptions, we can give no assurance that our goals will be achieved. These forward-looking statements are subject to risks, uncertainties and assumptions about us, including, among other things:

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

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

GRANITE BROADCASTING CORPORATION

CONSOLIDATED BALANCE SHEETS

	September30,	December 31,
	2005	2004
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents (Excludes $24,997,500 of restricted cash equivalents at September 30, 2005, which is shown separately below.)	$21,977,027	$60,858,710
Marketable securities, at fair value	—	5,603,500
Accounts receivable, less allowance for doubtful accounts ($657,840 at September 30, 2005 and $896,465 at December 31, 2004)	19,806,142	20,551,203
Film contract rights	3,903,733	3,776,749
Other current assets	3,527,176	3,176,834
Assets held for sale	148,255,779	158,142,996
Total current assets	197,469,857	252,109,992

Restricted cash equivalents	24,997,500	—
Property and equipment, net	41,899,134	37,229,555
Film contract rights	84,711	157,842
Other non current assets	4,822,216	8,384,731
Deferred financing fees, less accumulated amortization ($3,718,346 at September 30, 2005 and $1,989,038 at December 31, 2004)	12,273,173	11,760,080
Goodwill, net	50,571,645	28,937,539
Broadcast licenses, net	45,403,394	37,979,394
Network affiliations, net	74,701,378	53,370,047
Total assets	$452,223,008	$429,929,180

Liabilities and stockholders’ deficit

Current liabilities:
Accounts payable	$910,811	$1,063,782
Accrued interest	13,162,500	3,290,625
Other accrued liabilities	5,328,630	6,277,190
Film contract rights payable	5,039,419	5,013,574
Current portion of long-term debt	2,800,000	—
Other current liabilities	2,686,666	1,133,678
Liabilities held for sale	36,407,836	46,056,768
Total current liabilities	66,335,862	62,835,617

Long-term debt, less current portion	451,842,181	400,791,298
Film contract rights payable	213,785	370,890
Deferred tax liability	22,308,602	19,347,007
Redeemable preferred stock	199,102,319	198,835,862
Accrued dividends on redeemable preferred stock	89,417,456	70,256,573
Other non current liabilities	10,162,900	9,582,081

Stockholders’ deficit:
Common stock: 41,000,000 shares authorized consisting of 1,000,000 shares of Class A Common Stock, $.01 par value, and 40,000,000 shares of Common Stock (Nonvoting), $.01 par value; 98,250 shares of Class A Common Stock and 19,480,142 shares of Common Stock (Nonvoting) (19,283,924 shares at December 31, 2004) issued and outstanding at September 30, 2005.	195,783	193,820
Additional paid-in capital	370,246	361,088
Accumulated other comprehensive loss	—	(12,914)
Accumulated deficit	(386,765,326)	(331,410,284)
Less: Unearned compensation	(85,125)	(346,183)
Treasury stock, at cost	(875,675)	(875,675)
Total stockholders’ deficit	(387,160,097)	(332,090,148)
Total liabilities and stockholders’ deficit	$452,223,008	$429,929,180

See accompanying notes.

GRANITE BROADCASTING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net revenues	$20,823,020	$19,436,884	$61,701,433	$57,329,892
Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization expenses shown separately below)	8,982,974	8,302,260	26,300,818	24,649,637
Selling, general and administrative expenses (exclusive of depreciation and amortization expenses shown separately below)	6,459,081	5,871,748	18,358,601	16,944,595
Corporate expense (exclusive of depreciation expense shown separately below)	2,558,465	2,736,505	7,981,523	8,710,355
Depreciation	1,193,997	1,384,909	3,778,784	4,259,874
Amortization of intangible assets	843,231	606,474	2,344,232	1,819,431
Performance award expense	319,797	1,911,887	959,391	2,960,429
Corporate separation agreement expense	—	1,250,842	—	1,250,842
Non-cash compensation expense (1)	94,146	109,757	282,296	544,759

Operating income (loss)	371,329	(2,737,498)	1,695,788	(3,810,030)

Other expenses (income):
Interest expense	11,172,520	9,872,368	32,503,642	29,617,422
Interest income	(574,854)	(349,410)	(1,312,653)	(865,949)
Non-cash interest expense	1,008,879	956,920	2,942,798	2,968,628
Non-cash preferred stock dividend	6,386,961	6,386,961	19,160,883	19,160,883
Other	22,080	50,019	192,412	451,671

Loss from continuing operations before income taxes	(17,644,257)	(19,654,356)	(51,791,294)	(55,142,685)
Benefit for income taxes	(156,086)	(4,959,263)	(481,479)	(9,636,927)

Loss from continuing operations	(17,488,171)	(14,695,093)	(51,309,815)	(45,505,758)
Discontinued operations:
Loss from discontinued operations, net of taxes	(2,166,190)	(5,307,377)	(4,045,227)	(7,612,147)

Net loss	$(19,654,361)	$(20,002,470)	$(55,355,042)	$(53,117,905)

Basic and diluted net loss per share from continuing operations	$(0.89)	$(0.76)	$(2.62)	$(2.35)
Basic and diluted net loss per share from discontinued operations	$(0.11)	$(0.27)	$(0.21)	$(0.39)
Basic and diluted net loss per share	$(1.00)	$(1.03)	$(2.83)	$(2.74)

Weighted average common shares outstanding	19,578,392	19,381,124	19,552,211	19,360,569

(1)           Allocation of non-cash compensation expense to other operating expenses:

Operating expense - Selling, general and administrative expenses	$19,456	$23,670	$58,226	$76,512
Corporate expense	74,690	86,087	224,070	468,247
Non-cash compensation expense	$94,146	$109,757	$282,296	$544,759

See accompanying notes.

GRANITE BROADCASTING CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(Unaudited)

	Class A Common Stock	Common Stock (Nonvoting)	Additional Paid-in Capital	Other Comprehensive Income/(Loss)	Accumulated Deficit	Unearned Compensation	Treasury Stock	Total Stockholders’ Deficit

Balance at December 31, 2004	$982	$192,838	$361,088	$(12,914)	$(331,410,284)	$(346,183)	$(875,675)	$(332,090,148)
Issuance of Common Stock (Nonvoting)		1,963	(1,963)					—
Stock expense related to stock plans			18,383			111,873		130,256
Forfeiture of stock award under stock plans			(7,262)			7,262		—
Discount on loans to officers						141,923		141,923
Net loss					(55,355,042)			(55,355,042)
Realized gain on investment				12,914				12,914
Comprehensive loss								(55,342,128)

Balance at September 30, 2005	$982	$194,801	$370,246	$—	$(386,765,326)	$(85,125)	$(875,675)	$(387,160,097)

See accompanying notes.

GRANITE BROADCASTING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2005	2004

Cash flows from operating activities:
Net loss	$(55,355,042)	$(53,117,905)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	6,386,779	5,891,306
Depreciation	4,709,146	5,196,942
Performance award expense	959,391	2,960,429
Non-cash compensation expense	282,296	544,759
Non-cash interest expense	3,341,809	3,355,424
Non-cash preferred stock dividend	19,160,883	19,160,883
Deferred tax benefit	(481,479)	(9,636,927)
Change in assets and liabilities:
Decrease in accounts receivable	3,165,483	2,914,965
Increase in accrued liabilities	8,350,196	11,266,649
Decrease in accounts payable	(775,782)	(1,574,763)
WB affiliation payment	(1,261,714)	(2,319,246)
Decrease in income tax receivable	—	16,326,799
Decrease in film contract rights and other assets	7,926,034	2,383,268
Decrease in film contract rights payable and other liabilities	(7,960,282)	(6,806,696)
Net cash used in operating activities	(11,552,282)	(3,454,113)

Cash flows from investing activities:
Sales (purchases) of marketable securities and other investments	5,600,506	(6,593,327)
Payment for acquisition of assets	(55,742,424)	—
Purchase of U.S. Government Securities	(24,997,500)	—
Capital expenditures	(2,755,698)	(3,728,789)
Net cash used in investing activities	(77,895,116)	(10,322,116)

Cash flows from financing activities:
Proceed from senior credit facility	53,500,000	—
Payment of senior credit facility	(691,884)	—
Payment of deferred financing fees	(2,242,401)	(226,212)
Net cash provided by (used in) financing activities	50,565,715	(226,212)

Net decrease in cash and cash equivalents	(38,881,683)	(14,002,441)
Cash and cash equivalents, beginning of period	60,858,710	90,213,995
Cash and cash equivalents, end of period	$21,977,027	$76,211,554

Supplemental information:
Cash paid for interest	$22,096,374	$17,440,313
Cash paid for income taxes	116,766	163,320
Non-cash capital expenditures	258,833	172,386

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

As more fully discussed in Note 3, the Company completed the sale of its Fort Wayne, Indiana ABC affiliate, WPTA-TV, to Malara Broadcast Group and acquired the Fort Wayne, Indiana NBC affiliate, WISE-TV from New Vision Group, LLC in March 2005.  Malara Broadcast Group also acquired KDLH-TV, the CBS affiliate serving Duluth, Minnesota from New Vision Group, LLC. The Company entered into a strategic arrangement with Malara Broadcast Group, under which the Company provides advertising sales, promotion and administrative services, and selected programming to WPTA-TV and KDLH-TV under local services agreements. Although the Company does not own Malara Broadcast Group or its television stations, the Company is deemed to be the primary beneficiary of Malara Broadcast Group as defined under Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities (“Interpretation 46”). As a result, Interpretation 46 requires the Company to consolidate Malara Broadcast Group’s financial position, results of operations and cash flows for the period ended September 30, 2005.

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

The Company anticipates having sufficient unrestricted cash on hand to make the December 1, 2005 interest payment on its
9 3/4 % Senior Secured Notes (the “Notes”).  Absent changes to its capital structure and station ownership mix, the Company will not have enough liquidity to service its existing obligations over the next twelve months. In order to improve the Company’s existing liquidity position and to further the Company’s business strategy, the Company entered into separate definitive agreements to sell its two WB affiliates (as discussed in the following paragraph) and is currently exploring additional changes in its station ownership mix and the raising of additional capital.  However, under its Indenture, the Company’s use of the net proceeds from the sale of assets is restricted. Of the net proceeds received in an asset sale, $5 million may be used for working capital purposes and the remainder must be used either:

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

On September 8, 2005, the Company entered into separate definitive agreements to sell its two WB affiliates, KBWB-TV serving San Francisco, California and WDWB-TV serving Detroit, Michigan to affiliates of AM Media Holdings, LLC. The agreements contain covenants by the Company not to compete in the San Francisco, California and Detroit, Michigan markets for a period of five years. The aggregate consideration to be received by the Company for the sale of the assets of KBWB-TV is

$72,500,000, before closing adjustments, which is payable $71,250,000 in cash and $1,250,000 in equity in AM Media Holdings, LLC.  The aggregate consideration to be received by the Company for the sale of the assets of WDWB-TV is $87,500,000, before closing adjustments which is payable $86,250,000 in cash and $1,250,000 in equity in AM Media Holdings, LLC. The consideration for each covenant not to compete in the San Francisco and Detroit markets is $10 million, respectively.

The Company anticipates that it will retain approximately $30 million of the aggregate proceeds from the transactions to be used for working capital purposes, consisting of $5 million per asset sale as permitted under the Company’s Indenture and $10 million for each covenant not to compete. The remaining net proceeds, after closing adjustments, will be used to make investments in property or assets that replace the property and assets that were the subject of such asset sale and/or make an offer to all of the holders of the Notes. The Company expects both transactions, each of which is subject to customary closing conditions, to close in the fourth quarter of 2005. The Company continues to explore the raising of additional capital and changes in its station ownership mix.

Assuming the Company is successful in selling the KBWB-TV and WDWB-TV and / or raising additional capital, it believes that the available proceeds together with the cash and cash equivalents on hand and internally generated funds from operations will be sufficient to satisfy our cash requirements for our existing operations for the next twelve months. However, a lack of liquidity would have a material adverse effect on the Company’s business strategy and therefore affect its ability to continue as a going concern. The 2005 quarterly financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As of September 30, 2005, the Company had $21,977,000 of cash and cash equivalents on hand, which excluded $24,997,500 in U.S. Government Securities which are pledged to secure the reimbursement obligations in the event of a draw on the letter of credit that serves as collateral for the Term Loan A under Malara Broadcast Group’s Senior Credit Facility and is restricted and not available for working capital or any other purposes.  To the extent that principal payments are made on the Term Loan A, the letter of credit shall be proportionately reduced and the Company shall be permitted to proportionately reduce the amount of pledged U.S. Government Securities.

Note 2 – Summary of Significant Accounting Policies

Interim Financial Statements

The accompanying unaudited consolidated financial statements include the accounts of the Company and have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.  Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.  For further information, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2004, which were included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.  In the opinion of management, all adjustments of a normal recurring nature, which are necessary for a fair presentation of the results for the interim periods, have been made.

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

Discontinued Operations

In accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the operating results of KBWB-TV, San Francisco, California and WDWB-TV, Detroit, Michigan are not included in our consolidated results from continuing operations for the periods ended September 30, 2005 and 2004 since the asset sale agreements for KBWB-TV, San Francisco, California and WDWB-TV, Detroit, Michigan, each met all of the criteria for a qualifying plan of sale as of September 8, 2005.  The assets and liabilities being disposed of have been classified as “held for sale” on the accompanying balance sheets and their operations have been recorded as discontinued operations. Discontinued operations have not been segregated in the consolidated statement of cash flows and, therefore, amounts for certain captions will not agree with the accompanying consolidated balance sheets and statements of operations. Their financial position and results of operations have been reclassified accordingly for all periods presented. (See Note 7 Discontinued Operations, for further details.)

Reclassification

Certain balances in the prior period have been reclassified to conform to the current period’s presentation.

Restricted Cash Equivalents

The $23.5 million Term Loan A under the Malara Broadcast Group Senior Credit Facility is secured by a letter of credit.  To secure the reimbursement obligations in the event of a draw on the letter of credit and pursuant to the terms and conditions of an Application and Agreement for Standby Letter of Credit, the Company pledged $25 million of U.S. Government Securities, which are not available for working capital or any other purposes and held in escrow. To the extent that principal payments are made on the Term Loan A, the letter of credit shall be proportionately reduced and the Company shall be permitted to proportionately reduce the amount of the pledged U.S. Government Securities. The Company anticipates payments of principal on the Term Loan A to commence in 2007. As of September 30, 2005, the restricted U.S. Government Securities totaled $24,997,500.

Cash Equivalents and Investments in Marketable Securities

All highly liquid investments with a maturity of ninety days or less from the date of purchase are considered cash equivalents. Marketable securities, if applicable, are classified as available-for-sale in accordance with the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities.  Marketable securities are carried at fair market value based on current market quotes. Any unrealized gains and losses are reported in stockholders’ equity as a separate component of other comprehensive income / (loss) until realized.  Gains and losses on securities sold are based on the specific identification method. The Company does not hold securities for speculative or trading purposes. As of September 30, 2005, the Company’s did not have any marketable securities.  During the nine months ended September 30, 2005, the Company recorded a realized gain of approximately $12,914.

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

The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation, as amended by Statement 148, to stock-based compensation for the three and nine months ended September 30, 2005 and 2004 which may not be representative of the impact in future years.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net loss attributable to common shareholders, as reported	$(19,654,361)	$(20,002,470)	$(55,355,042)	$(53,117,905)
Add: pro forma compensation expense	104,355	332,730	313,065	1,048,168
Less: compensation expense, as reported	9,500	11,167	28,500	35,167
Pro forma net loss attributable to common shareholders	$(19,749,216)	$(20,324,033)	$(55,639,607)	$(54,130,906)

Basic and diluted net loss per share, as reported	$(1.00)	$(1.03)	$(2.83)	$(2.74)
Pro forma compensation expense	(0.01)	(0.02)	(0.02)	(0.05)
Pro forma basic and diluted net loss per share	$(1.01)	$(1.05)	$(2.85)	$(2.79)

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

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB) issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections – a replacement of APB No. 20 and FASB Statement No. 3, or Statement 154. Statement 154 changes the requirements of accounting for and reporting a change in accounting principle and applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement, in the event that the accounting pronouncement does not include specific transition provisions. Statement 154 requires retrospective application of changes in accounting principle to prior periods’ financial statements unless it is impracticable. Statement 154 also requires that a change in the method of depreciation, amortization or depletion of long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. The guidance contained in APB Opinion No. 20, Accounting Changes for reporting the correction of an error was carried forward in Statement 154 without change. Statement 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

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

On March 8, 2005, the Company entered into a strategic arrangement with Malara Broadcast Group, under which the Company provides advertising sales, promotion and administrative services, and selected programming to WPTA-TV and KDLH-TV in return for certain fees that will be paid by Malara Broadcast Group to the Company. The fees payable to the Company will be paid after current debt service as well as certain other expenses Malara Broadcast Group incurs directly are satisfied. During the three and nine months ended September 30, 2005, Malara Broadcast Group paid the Company approximately $996,000 and $1,796,000, respectively owed under the strategic arrangements between both company’s. As of September 30, 2005, the total amount owed to the Company from Malara Broadcast Group totaled approximately $9,998,000.

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

WISE

On March 8, 2005, the Company acquired the stock of WISE-TV from New Vision Group, LLC for $43.5 million plus approximately $2,400,000 of transactions costs. The acquisition was accounted for under the purchase method of accounting and accordingly, the purchase price was allocated to liabilities acquired based on their estimated fair value on the acquisition date.

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

Value at
March 8, 2005
Purchase Price	$45,879,000
Net Liabilities Acquired	1,586,000
FCC License (indefinite lived)	(5,424,000)
Network Affiliation (estimated useful life, 25 years)	(20,797,000)
Goodwill (indefinite lived)	$21,244,000

KDLH

On March 8, 2005, Malara Broadcast Group acquired substantially all of the assets of KDLH-TV from New Vision Group, LLC for $9.5 million plus approximately $360,000 of transactions costs. The acquisition was accounted for under the purchase method of accounting and accordingly, the purchase price was allocated to assets acquired based on their estimated fair value on the acquisition date.

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

Value at
March 8, 2005
Purchase Price	$9,864,000
Net Assets Acquired	(4,639,000)
FCC License (indefinite lived)	(2,000,000)
Network Affiliation (estimated useful life, 25 years)	(2,879,000)
Goodwill (indefinite lived)	$346,000

The following unaudited pro forma information from continuing operations for the three months ended September 30, 2004 and nine months ended September 30, 2005 and 2004 has been presented as if the Company’s acquisition of WISE-TV and Malara Broadcast Group’s acquisition of KDLH-TV had occurred on January 1, of each year:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	Actual	Pro Forma	Pro Forma	Pro Forma
Net Revenues	$20,823,000	$26,754,000	$63,553,000	$66,733,000
Operating Expenses	20,452,000	25,118,000	61,775,000	69,146,000
Income (loss) from Operations	371,000	1,636,000	1,778,000	(2,413,000)
Other Expenses	18,016,000	18,286,000	54,412,000	55,131,000
Loss before taxes	(17,645,000)	(16,650,000)	(52,634,000)	(57,544,000)
Benefit for income taxes	(156,000)	(4,949,000)	(482,000)	(9,627,000)
Net loss attributable to common shareholders	$(17,489,000)	$(11,701,000)	$(52,152,000)	$(47,917,000)

Basic and diluted net loss per share	$(0.89)	$(0.60)	$(2.67)	$(2.47)

Weighted average common shares outstanding	19,578,392	19,381,124	19,552,211	19,360,569

The selected unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of results of operations in the future periods or results that would have been achieved had the Company’s acquisition of WISE-TV and Malara Broadcast Group’s acquisition of KDLH-TV occurred during the specified periods

Note 4 – Related Parties

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

Note 5 – Restructuring and Severance Charges

Restructuring Charges

During 2004, the Company recorded a $2,027,000 restructuring charge relating to employee separations at both its corporate office and its Buffalo, New York television station.  Of the total $2,027,000, approximately $1,406,000 related to severance and other benefits, associated with the departure of Stuart J. Beck (see Note 4, Related Parties) and administrative support staff at the corporate office which are being paid over an eighteen month period from date of separation, September 21, 2004. The remaining $621,000 restructuring charge includes severance and other benefits resulting from a reduction in the workforce at the Buffalo, New York television station. As of September 30, 2005, the Company completed the separation payments related to the Buffalo, New York restructuring charges, and reduced its accrual by approximately $10,000 to adjust for payments of benefits and amounts originally accrued for.

During the three months and nine months ended September 30, 2005, the Company recorded restructuring charges totaling $34,000 and $447,000, respectively, related to employee separations, which included severance, other benefits and stay-bonuses awarded to transitional employees at its Duluth, Minnesota and Fort Wayne, Indiana television stations. The Company anticipates minimal restructuring charges in future periods relating to stay-bonuses awarded to transitional employees of both its Duluth, Minnesota and Fort Wayne, Indiana television stations upon separation.

At September 30, 2005, the accruals for restructuring activities were included in “other accrued liabilities” on the consolidated Balance Sheets and the related expense for the charge at the television stations are included in “station operating expenses” and the related expense for the corporate charges are included in “corporate separation agreement expenses” on the consolidated Statement of Operations.  These costs were recognized in accordance with the provisions of Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

Acquisition Charges

During the three and nine months ended September 30, 2005, the Company accrued $5,000 and $627,000 related to employee separations, which included severance and other benefits as part of the Company’s purchase accounting. These accrued costs were a result of employees not retained by the Company subsequent to its acquisition of its Fort Wayne, Indiana television station, which included line through management employees.

At September 30, 2005, the accruals for acquisition activities of the television station were included in “other accrued liabilities” on the consolidated Balance Sheets. These charges were recognized in accordance with the provisions of Emerging Issues Task Force Issue No. 95-3 Recognition of Liabilities in Connection with a Purchase Business Combination.

The following is a reconciliation of the aggregate liability recorded for restructuring and acquisition charges as of September 30, 2005:

	Reconciliation of Aggregate Liability Recorded for Restructuring and Acquisition Charges
	Three Months Ended September 30, 2005
	June 30, 2005	Provision	Payments	September 30, 2005
Television stations	$273,000	$29,000	$180,000	$122,000
Corporate	575,000	—	192,000	383,000

Total	$848,000	$29,000	$372,000	$505,000

	Reconciliation of Aggregate Liability Recorded for Restructuring and Acquisition Charges
	Nine Months Ended September 30, 2005
	December 31, 2004	Provision	Payments	September 30, 2005
Television stations	$250,000	$1,064,000	$1,192,000	$122,000
Corporate	1,214,000	—	831,000	383,000

Total	$1,464,000	$1,064,000	$2,023,000	$505,000

The liability for the restructuring and acquisition charges will be paid in accordance with the provisions of the severance agreements and payments are expected to be completed at various times through March 2006.

Note 6 – Debt

Current portion of long-term debt consists of the following:

	September 30, 2005	December 31, 2004
Malara Broadcast Group Senior Credit Facility	$2,800,000	$—

Total	$2,800,000	$—

Long-term debt consists of the following:

	September 30, 2005	December 31, 2004
9 3/4% Senior Secured Notes, due 2010, net of discount of $3,680,177 at September 30, 2005 and $4,208,702 at December 31, 2004	$401,320,000	$400,791,000
Malara Broadcast Group Senior Credit Facility, less current portion	50,522,000	—

Total	$451,842,000	$400,791,000

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

Malara Broadcast Group is required to make monthly principal payments on the Term Loan A and the Revolving Loan equal to the product of (i) the Repayment Percentage (which is 25% unless there is an Event of Default or the Consolidated Loan to Stick Value is less than 70%, in which case the Repayment Percentage is 100%) and (ii) the Consolidated Excess Free Cash Flow for the month preceding the month in which such installment is due, as such terms are defined in the Malara Broadcast Group Senior Credit Facility.  All such payments shall be applied first to repay the outstanding Revolving Loan to the full extent thereof (without a corresponding reduction in the Revolving Loan Commitment Amount) and second to repay the outstanding Term Loan A to the full extent thereof; provided that, if the Repayment Percentage for such monthly installment is 100%, the excess 75% of such monthly installment shall be applied first to repay the outstanding Revolving Loan to the full extent thereof and second to repay the outstanding Term Loan B to the full extent thereof. For the three and nine months ended September 30, 2005, the total principal payments made on the Revolving Loan approximated $309,000 and $692,000, respectively.

Note 7 – Discontinued Operations

In accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the operating results of KBWB-TV, San Francisco, California and WDWB-TV, Detroit, Michigan are reported as discontinued operations in the accompanying consolidated balance sheets and statements of operations for the periods ended September 30, 2005 and 2004, since the asset sale agreements for KBWB-TV, San Francisco, California and WDWB-TV, Detroit, Michigan, each met all of the criteria for a qualifying plan of sale as of September 30, 2005.  The respective assets and liabilities being disposed of have been classified as “held for sale” on the accompanying balance sheets presented and their operations have been recorded as discontinued operations. Discontinued operations have not been segregated in the consolidated statement of cash flows and, therefore, amounts for certain captions will not agree with the accompanying consolidated balance sheets and statements of operations.

KBWB and WDWB Disposition

On September 8, 2005, the Company entered into separate definitive agreements to sell KBWB-TV in San Francisco, California, including the related FCC license and WDWB-TV in Detroit, Michigan, including the FCC license to affiliates of AM Media Holdings, LLC. The agreements contain covenants by the Company not to compete in the San Francisco, California and Detroit, Michigan markets for a period of five years. The aggregate consideration to be received by the Company for the sale of KBWB-TV is $72,500,000, before closing adjustments, which is payable $71,250,000 in cash and $1,250,000 in equity in AM Media Holdings, LLC. The aggregate consideration to be received by the Company for the sale of WDWB-TV is $87,500,000, before closing adjustments, which is payable $86,250,000 in cash and $1,250,000 in equity in AM Media Holdings, LLC. The consideration for each covenant not to compete in the San Francisco and Detroit markets is $10 million, respectively. The Company anticipates both transactions, each of which is subject to customary closing conditions, to close in the fourth quarter of 2005. As of September 30, 2005 the aggregate assets held for sale totaled $148,256,000 and the aggregate liabilities held for sale totaled $36,408,000. At December 31, 2004, the aggregate assets held for sale totaled $158,143,000 and the aggregate liabilities held for sale totaled $46,057,000.

Cash related to discontinued operations, which the Company will retain the rights to, is included in cash and cash equivalents in the accompanying consolidated balance sheets for all periods presented. Such amounts totaled $397,000 as of September 30, 2005 and $649,000 as of December 31, 2004. Accounts receivable related to discontinued operations, which the Company will retain the rights to and collect, is included in accounts receivable, net of allowance for doubtful accounts, in the accompanying consolidated balance sheets for all periods presented. Such amounts totaled $4,667,000 (net of allowance of $226,000) as of September 30, 2005 and $6,091,000 (net of allowance of $415,000) as of December 31, 2004. Net loss from discontinued operations was $2,166,000 and $4,045,000 for the three and nine months ended September 30, 2005, respectively. Net loss from discontinued operations was $5,307,000 and $7,612,000 for the three and nine months ended September 30, 2004, respectively. Net revenues from discontinued operations were $7,334,000 and $23,203,000 for the three and nine months ended September 30, 2005, respectively. Net revenues from discontinued operations were $7,609,000 and $24,880,000 for the three and nine months ended September 30, 2004, respectively.

Summarized financial data for assets and liabilities held for sale are as follows:

	Balance Sheet Data
	September 30,	December 31,
	2005	2004
Film contract rights	$7,750,000	$12,851,000
Property and equipment, net	7,883,000	8,510,000
Intangible and other assets	132,623,000	136,782,000
Total assets held for sale	$148,256,000	$158,143,000

Film contract rights payable	$29,296,000	$37,118,000
Accrued and other liabilities	7,112,000	8,939,000
Total liabilities held for sale	$36,408,000	$46,057,000

Note 8 – Condensed Consolidating Financial Information

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

BALANCE SHEET

September 30, 2005

	Granite Broadcasting Corporation	Malara Broadcast Group	Eliminations	Consolidated Company

Assets

Current assets:
Cash and cash equivalents	$20,456,902	$1,520,125	$—	$21,977,027
Accounts receivable, net	17,292,898	2,513,244	—	19,806,142
Other current assets	6,294,042	1,136,867	—	7,430,909
Assets held for sale	148,255,779	—	—	148,255,779
Due from consolidated entity	10,040,390	130,186	(10,170,576)	—

Total current assets	202,340,011	5,300,422	(10,170,576)	197,469,857

Restricted cash equivalents	24,997,500	—	—	24,997,500
Property and equipment, net	33,070,842	8,828,292	—	41,899,134
Other non current assets	19,519,140	1,307,628	(3,646,668)	17,180,100
Intangibles, net	153,624,776	44,782,741	(27,731,100)	170,676,417

Total assets	$433,552,269	$60,219,083	$(41,548,344)	$452,223,008

Liabilities and stockholders’ deficit

Current liabilities:
Accounts payable and other accrued liabilities	$19,035,970	$365,971	$—	$19,401,941
Current portion of long-term debt	—	2,800,000	—	2,800,000
Other current liabilities	6,526,045	1,200,040	—	7,726,085
Liabilities held for sale	36,407,836	—	—	36,407,836
Due to consolidated entity	130,186	10,040,390	(10,170,576)	—

Total current liabilities	62,100,037	14,406,401	(10,170,576)	66,335,862

Long-term debt, less current portion	401,319,823	50,522,358	—	451,842,181
Other non current liabilities	32,391,442	3,940,513	(3,646,668)	32,685,287
Redeemable preferred stock	199,102,319	—	—	199,102,319
Accrued dividends on redeemable preferred stock	89,417,456	—	—	89,417,456

Stockholders’ deficit:
Common stock	195,783	—	—	195,783
Additional paid-in capital	370,246	—	—	370,246
Accumulated deficit	(350,384,037)	(8,650,189)	(27,731,100)	(386,765,326)
Less: Unearned compensation	(85,125)	—	—	(85,125)
Treasury stock, at cost	(875,675)	—	—	(875,675)
Total stockholders’ deficit	(350,778,808)	(8,650,189)	(27,731,100)	(387,160,097)
Total liabilities and stockholders’ deficit	$433,552,269	$60,219,083	$(41,548,344)	$452,223,008

STATEMENT OF OPERATIONS

For the three months ended September 30, 2005

	Granite Broadcasting Corporation	Malara Broadcast Group	Eliminations	Consolidated Company

Net revenues	$21,147,355	$1,625,665	$(1,950,000)	$20,823,020

Station operating expenses:
Direct operating expenses (exclusive of depreciation and amortization expenses shown separately below)	8,567,349	415,625		8,982,974
Selling, general and administrative expenses (exclusive of depreciation and amortization expenses shown separately below)	6,027,611	2,381,470	(1,950,000)	6,459,081
Corporate expense (exclusive of depreciation expense shown separately below)	2,558,465	—		2,558,465
Depreciation and amortization	1,697,619	339,609		2,037,228
Performance award expense	319,797	—		319,797
Non-cash compensation expense	94,146	—		94,146

Operating income (loss)	1,882,368	(1,511,039)		371,329

Other expenses (income):
Interest expense	9,872,456	1,300,064		11,172,520
Interest income	(574,854)	—		(574,854)
Non-cash interest expense	939,927	68,952		1,008,879
Non-cash preferred stock dividend	6,386,961	—		6,386,961
Other	(1,324,550)	1,346,630		22,080

Loss from continuing operations before income taxes	(13,417,572)	(4,226,685)		(17,644,257)
Benefit for income taxes	(156,086)	—		(156,086)

Loss from continuing operations	(13,261,486)	(4,226,685)		(17,488,171)
Discontinued operations:
Loss from discontinued operations, net of taxes	(2,166,190)	—		(2,166,190)

Net loss	$(15,427,676)	$(4,226,685)		$(19,654,361)

Basic and diluted net loss per share from continuing operations	$(0.68)	N/A		$(0.89)
Basic and diluted net loss per share from discontinued operations	$(0.11)	N/A		$(0.11)
Basic and diluted net loss per share	$(0.79)	N/A		$(1.00)

Weighted average common shares outstanding	19,578,392	N/A		19,578,392

STATEMENT OF OPERATIONS

For the nine months ended September 30, 2005

	Granite Broadcasting Corporation	Malara Broadcast Group	Eliminations	Consolidated Company

Net revenues	$61,859,615	$4,245,044	$(4,403,226)	$61,701,433

Station operating expenses:
Direct operating expenses (exclusive of depreciation and amortization expenses shown separately below)	25,335,514	965,304		26,300,818
Selling, general and administrative expenses (exclusive of depreciation and amortization expenses shown separately below)	17,624,348	5,137,479	(4,403,226)	18,358,601
Corporate expense (exclusive of depreciation expense shown separately below)	7,981,523	—		7,981,523
Depreciation and amortization	5,379,388	743,628		6,123,016
Performance award expense	959,391	—		959,391
Non-cash compensation expense	282,296	—		282,296

Operating income (loss)	4,297,155	(2,601,367)		1,695,788

Other expenses (income):
Interest expense	29,625,162	2,878,480		32,503,642
Interest income	(1,312,653)	—		(1,312,653)
Non-cash interest expense	2,787,713	155,085		2,942,798
Non-cash preferred stock dividend	19,160,883	—		19,160,883
Other	(2,822,845)	3,015,257		192,412

Loss from continuing operations before income taxes	(43,141,105)	(8,650,189)		(51,791,294)
Benefit for income taxes	(481,479)	—		(481,479)

Loss from continuing operations	(42,659,626)	(8,650,189)		(51,309,815)
Discontinued operations:
Loss from discontinued operations, net of taxes	(4,045,227)	—		(4,045,227)

Net loss	$(46,704,853)	$(8,650,189)		$(55,355,042)

Basic and diluted net loss per share from continuing operations	$(2.18)	N/A		$(2.62)
Basic and diluted net loss per share from discontinued operations	$(0.21)	N/A		$(0.21)
Basic and diluted net loss per share	$(2.39)	N/A		$(2.83)

Weighted average common shares outstanding	19,552,211	N/A		19,552,211

STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2005

	Granite Broadcasting Corporation	Malara Broadcast Group	Eliminations	Consolidated Company

Cash flows (used in) provided by operating activities	$(13,920,836)	$2,400,270	$(31,716)	$(11,552,282)

Cash flows from investing activities:
Sales (purchase) of marketable securities and other investments	5,600,506	—	—	5,600,506
Proceeds from sale of assets	45,417,485	—	(45,417,485)	—
Payment for acquisition of assets	(45,878,642)	(55,312,983)	45,449,201	(55,742,424)
Proceeds (payments) from option agreements	(3,646,668)	3,646,668	—	—
Purchase of U.S. Government Securities	(24,997,500)	—	—	(24,997,500)
Capital expenditures	(2,111,752)	(643,946)	—	(2,755,698)
Net cash used in investing activities	(25,616,571)	(52,310,261)	31,716	(77,895,116)

Cash flows from financing activities:
Proceeds from senior credit facility	—	53,500,000		53,500,000
Payment of senior credit facility	—	(691,884)		(691,884)
Payment of deferred financing fees	(864,401)	(1,378,000)		(2,242,401)
Net cash (used in) provided by financing activities	(864,401)	51,430,116		50,565,715

Net (decrease) increase in cash and cash equivalents	(40,401,808)	1,520,125		(38,881,683)
Cash and cash equivalents, beginning of period	60,858,710	—		60,858,710
Cash and cash equivalents, end of period	$20,456,902	$1,520,125		$21,977,027

Supplemental information:
Cash paid for interest	$19,743,750	$2,352,624		$22,096,374
Cash paid for income taxes	116,766	—		116,766
Non-cash capital expenditures	258,833	—		258,833

Other Historical Consolidation Information

At December 31, 2004, the Company’s consolidated Balance Sheets included in “other non-current assets” and “deferred financing fees” of $130,000 and $32,500, respectively, as a result of the consolidation of Malara Broadcast Group.

For the three and nine months ended September 30, 2004, consolidation of variable interest entity in accordance with Interpretation 46 was not applicable for the Company’s Statement of Operations and Statement of Cash Flows.

Note 9 – Intangibles

Intangibles

Intangible assets are summarized as follows:

	September 30, 2005	December 31, 2004
	Unaudited

Goodwill	$64,340,000	$42,706,000
Network affiliations	103,267,000	79,591,000
Broadcast licenses	54,230,000	46,807,000
	221,837,000	169,104,000
Accumulated amortization	(51,161,000)	(48,817,000)

Net intangible assets	$170,676,000	$120,287,000

The Company amortizes its network affiliation agreements for which it does not make contractual payments using an estimated useful life of 25 years and amortizes its network affiliation agreements for which it makes contractual payments over the life of the contract.  The Company recorded amortization expense from continuing operations of $2,426,000 for the year ended December 31, 2004 and $2,344,000 for the nine months ended September 30, 2005.

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

Executive Summary

We own and operate eight network affiliated television stations in geographically diverse markets reaching over 6% of the nation’s television households.  As of September 30, 2005, four stations are affiliated with NBC, one with ABC and one with CBS, our Big Three Affiliates, and two stations are affiliated with the Warner Bros. Television Network, our WB Affiliates.  The NBC affiliates are KSEE-TV, Fresno-Visalia, California, WEEK-TV, Peoria-Bloomington, Illinois, KBJR-TV, Duluth, Minnesota - Superior, Wisconsin and WISE-TV, Fort Wayne, Indiana.  The ABC affiliate is WKBW-TV, Buffalo, New York. The CBS affiliate is WTVH-TV, Syracuse, New York.  The WB affiliates are KBWB-TV, San Francisco, California and WDWB-TV, Detroit, Michigan. As discussed in further detail below, in March 2005, we completed the sale of WPTA-TV, the ABC affiliate serving Fort Wayne, Indiana to Malara Broadcast Group and the acquisition of WISE-TV, the NBC affiliate serving Fort Wayne, Indiana from New Vision Group, LLC.

Through shared services agreements and advertising representation agreements (which we generally refer to as local service agreements) with Malara Broadcast Group, we currently provide advertising, sales promotion, administrative and selected programming to two stations owned and operated by Malara Broadcast Group. Malara Broadcast Group is owned by an independent third party who owns and operates two television stations as of September 30, 2005. We do not own Malara Broadcast Group or its television stations. In order for both us and Malara Broadcast Group to continue to comply with FCC regulations, Malara Broadcast Group must maintain complete responsibility for and control over programming, finances, personnel and operations of its television stations.  However, as a result of our guarantee of the obligations incurred under Malara Broadcast Group’s senior secured credit facility and the revolving loan, arrangements under the local service agreements and put or call option agreements, under United States generally accepted accounting principles (“U.S. GAAP”), specifically, Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities (“Interpretation 46”) we are required to consolidate Malara Broadcast Group’s financial position, results of operations and statement of cash flows in our consolidated results. In addition, in accordance with the provisions of Interpretation 46, the Company did not account for the sale of the assets of WPTA-TV and no gain there from was recognized in the consolidated statements of operations.  In addition, we did not apply the provisions of purchase accounting to Malara Broadcast Group’s acquisition of WPTA-TV.

On September 8, 2005, we entered into separate definitive agreements to sell KBWB-TV serving San Francisco, California and WDWB-TV serving Detroit, Michigan, to affiliates of AM Media Holdings, LLC.  The agreements contain covenants by us not to compete in the San Francisco, California and Detroit, Michigan markets for a period of five years. The aggregate consideration to be received by us for the sale of KBWB-TV is $72,500,000, before closing adjustments, which is payable $71,250,000 in cash and $1,250,000 in equity in AM Media Holdings, LLC. The aggregate consideration to be received by us for the sale of WDWB-TV is $87,500,000, before closing adjustments, which is payable $86,250,000 in cash and $1,250,000 in equity in AM Media Holdings, LLC. The consideration for each covenant not to compete in the San Francisco and Detroit markets is $10 million, respectively. We anticipate both transactions, each of which is subject to customary closing conditions, to close in the fourth quarter of 2005. We have reclassified the operations of these stations as discontinued operations and the assets and liabilities as held for sale in our consolidated balance sheets and statements of operations in accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. (See Note 7. Discontinued Operations in the Notes to our Consolidated Financial Statements.)

We believe that inflation has not had a material impact on our results of operations for the three and nine months ended September 30, 2005.  However, there can be no assurance that future inflation would not have an adverse impact on our operating results and financial condition.

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

Information with respect to our critical accounting policies which we believe could affect our reported results require subjective judgments by management and is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Result of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004. We believe that as of September 30, 2005, the following is the only material change to this information.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2005 and 2004

Continuing Operations

Set forth below are significant factors that contributed to our operating results from continuing operations for the three months ended September 30, 2005 and 2004, respectively.

GROSS REVENUES BY CATEGORY,

CONSOLIDATED CONTINUING OPERATIONS

	Three Months Ended September 30,
	2005	2004	% Change
Local/Regional	$13,167,000	$11,125,000	18.4%
National	9,005,000	8,392,000	7.3%
Network Compensation	510,000	741,000	(31.2)%
Political	672,000	1,568,000	(57.1)%
Other	1,030,000	986,000	4.5%
Gross Revenue	24,384,000	22,812,000	6.9%
Agency Commissions	3,561,000	3,375,000	5.5%
Net Revenue	$20,823,000	$19,437,000	7.1%

The following discussion is related to the results of our continuing operations, except for discussions regarding our statements of cash flows which include the results of our discontinued operations.

Net revenues consist primarily of local, national and political airtime sales, net of sales adjustments and agency commissions. Additional, but less significant, amounts are generated from network compensation, internet revenues, barter/trade revenues, production revenues and other revenues.

Net revenue increased $1,386,000 or 7.1% to $20,823,000 for the three months ended September 30, 2005, from $19,437,000 for the three months ended September 30, 2004.  The increase was due to healthy increases in non-political local revenues of $2,042,000 or 18% and non-political national revenues of $613,000 or 7% offset by decreases in political advertising revenue during a non-election year of $896,000 or 57% and network compensation revenue of $231,000 or 31%. The increases in both non-political local and non-political national revenues were primarily due to the inclusion of two additional stations, WISE-TV and KDLH-TV in our consolidated results during the three months ended September 30, 2005 which were not in our consolidated results during the same period last year. Malara Broadcast Group’s net revenues totaled $ 1,626,000 or 7.8% of the total net revenues during the three months ended September 30, 2005.

Direct operating expenses, consisting primarily of programming, news and engineering increased $681,000 or 8.2% to $8,983,000 for the three months ended September 30, 2005 from $8,302,000 for the same period in 2004. The increase was primarily due to increases in amortization of film contract rights, salaries and group health insurance as a result of the inclusion of two additional stations, WISE-TV and KDLH-TV in our consolidated results of during the three months ended September 30, 2005 which were not in our consolidated results during the same period last year.  Selling, general and administrative expenses increased $587,000 or 10% to $6,459,000 for the three months ended September 30, 2005 from $5,872,000 for the same period in 2004. The increase was primarily due to increases salaries and commissions as a result of the inclusion of two additional stations, WISE-TV and KDLH-TV in our consolidated results of during the three months ended September 30, 2005 which were not in our consolidated results during the same period last year. Malara Broadcast Group’s direct operating expenses and selling, general and administrative expenses totaled $847,000 of the total station expenses, after elimination of expenses relating to various local service agreements between us and Malara Broadcast Group.

Other Consolidated Expenses

Amortization expense increased $237,000 or 39% during the three months ended September 30, 2005 as compared to the same period a year earlier. This increase was primarily due to the incremental amortization expense of two additional television stations, KDLH and WISE, which were acquired in March 2005. Depreciation expense decreased $191,000 or 14% during the three months ended September 30, 2005 compared to the same period a year earlier.  The decrease was primarily due to the effect of the change in useful lives assigned to our fixed assets as of January 1, 2005 in addition to fixed assets written off in the third and fourth quarters of 2004 and first two quarters of 2005, thereby resulting in lower depreciation expense during 2005. This decrease was offset, in part, by increased depreciation expense due to the incremental depreciation expense of two additional television stations, KDLH and WISE, which were acquired in March 2005.

Corporate expense totaled $2,558,000; a decrease of $179,000 or 7% compared to $2,737,000 for the three months ended September 30, 2004. The decrease was primarily due to planned reduction in compensation and other non-personnel related expenses, offset in part by increases in professional fees related to the sale of WPTA-TV and compliance with the Sarbanes-Oxley Act. The performance award expense for the three months ended September 30, 2005 totaled $320,000; a decrease of $1,592,000 compared to $1,912,000 for the three months ended September 30, 2004. The decrease was primarily due to the separation of a company executive for which the unvested portion of the executive’s performance award expense was accelerated during the third quarter of 2004 pursuant to a Separation Agreement dated September 21, 2004. Corporate separation agreement expense decreased $1,251,000 compared to the same period in 2004 due primarily to the separation of a company executive during the third quarter of 2004 pursuant to a Separation Agreement dated September 21, 2004. Non-cash compensation expense decreased $16,000 or 14% primarily due to the forfeitures of stock awards granted to certain personnel in prior years who are no longer employed by us as of September 30, 2005.

Interest expense totaled $11,173,000; an increase of $1,301,000 or 13% compared to $9,872,000 for the three months ended September 30, 2004.  The increase was primarily due to the incremental interest expense on Malara Broadcast Group’s Senior Credit Facility which totaled approximately $1,300,000.  Interest income totaled $575,000; an increase of $226,000, or 65% compared to $349,000 for the three months ended September 30, 2004. The increase was primarily due to interest earned on the company’s restricted cash used as collateral for the Malara Broadcast Group Term Loan A, offset by the decreased average cash balance invested during the three months ended September 30, 2005 as compared to the same period in 2004. Non-cash interest expense totaled $1,009,000; an increase of $52,000 or 5% compared to $957,000 for the three months ended September 30, 2004.

We recorded as an expense the accrual of dividends on our 12 3/4% Cumulative Exchangeable Preferred Stock totaling $6,387,000 during the three months ended September 30, 2005 and 2004, respectively as required by Statement of Financial Accounting Standards No.150.

During the three months ended September 30, 2005, we recorded a deferred tax benefit of $156,000, compared to a deferred tax benefit of $4,959,000 for the three months ended September 30, 2004.  The decline in the tax benefit is primarily due to an increase in the valuation allowance against net operating loss carry forwards, which may not be utilized in future periods.

Discontinued Operations

Set forth below are significant factors that contributed to our operating results from discontinued operations for the three months ended September 30, 2005 and 2004, respectively.

GROSS REVENUES BY CATEGORY,

CONSOLIDATED DISCONTINUED OPERATIONS

	Three Months Ended September 30,
	2005	2004	% Change

Local/Regional	$4,433,000	$4,564,000	(2.9)%
National	3,826,000	4,431,000	(13.7)%
Political	117,000	74,000	58.1%
Other	258,000	12,000	2050%
Gross Revenue	8,634,000	9,081,000	(4.9)%
Agency Commissions	1,300,000	1,472,000	(11.7)%
Net Revenue	$7,334,000	$7,609,000	(3.6)%

Net revenue from our discontinued operations decreased $275,000 or 3.6% to $7,334,000 from $7,609,000 due primarily to decreases in non-political national revenues of $605,000 and non-political local revenues of $131,000.  The non-political national revenue decreases were primarily due to declines in the automotive, paid programming, entertainment/movie and telecommunications categories.  The non-political local revenue decreases were primarily due to declines in the automotive, department stores, and educational schools categories.

Direct operating expenses from our discontinued operations, consisting primarily of programming and engineering expenses, decreased $2,811,000 or 36% to $5,088,000 for the three months ended September 30, 2005 from $7,899,000 for the same period in 2004. The decrease was primarily due to lower amortization of film contract rights due to the effects of write-downs taken in 2004, and the replacement of expensive, unprofitable programs with less expensive, profitable programming. There were approximately $1,600,000 and $3,600,000 of film asset write-downs during the three months ended September 30, 2005 and 2004, respectively. Selling, general and administrative expenses from our discontinued operations decreased $106,000 or 3% to $2,948,000 for the three months ended September 30, 2005 from $3,054,000 for the same period in 2004. The decrease was primarily due to lower advertising and promotion expenses.

Nine Months Ended September 30, 2005 and 2004

Continuing Operations

Set forth below are significant factors that contributed to our operating results from continuing operations for the nine months ended September 30, 2005 and 2004, respectively.

GROSS REVENUES BY CATEGORY,

CONSOLIDATED CONTINUING OPERATIONS

	Nine Months Ended September 30,
	2005	2004	% Change

Local/Regional	$38,780,000	$33,027,000	17.4%
National	26,597,000	25,513,000	4.2%
Network Compensation	2,176,000	2,329,000	(6.6)%
Political	1,362,000	3,613,000	(62.3)%
Other	3,244,000	2,797,000	15.9%
Gross Revenue	72,159,000	67,279,000	7.3%
Agency Commissions	10,458,000	9,949,000	5.1%
Net Revenue	$61,701,000	$57,330,000	7.6%

The following discussion is related to the results of our continuing operations, except for discussions regarding our statements of cash flows which include the results of our discontinued operations.

Net revenues consist primarily of local, national and political airtime sales, net of sales adjustments and agency commissions. Additional, but less significant, amounts are generated from network compensation, internet revenues, barter/trade revenues, production revenues and other revenues.

Net revenue increased $4,371,000 or 7.6% to $61,701,000 for the nine months ended September 30, 2005, from $57,330,000 for the nine months ended September 30, 2004.  The increase on a consolidated basis was primarily due to healthy increase in non-political local revenue of $5,753,000 or 17.4%, and non-political national revenue of $1,084,000 or 4.2%, offset by decreases in political advertising revenue during a non-presidential election year of $2,251,000 or 62.3%. The increases in both non-political local and non-political national revenues was primarily due to the inclusion of two additional stations, WISE-TV and KDLH-TV in our consolidated results during the nine months ended September 30, 2005 which were not in our consolidated results during the same period last year. Malara Broadcast Group’s net revenues totaled $4,245,000 or 6.9% of the total net revenues during the nine months ended September 30, 2005.

Direct operating expenses, consisting primarily of programming, news and engineering expenses, increased $1,651,000 or 7% to $26,301,000 for the nine months ended September 30, 2005 from $24,650,000 for the same period in 2004. The increase was primarily due to increases in amortization of film contract rights, salaries and group health insurance as a result of the inclusion of two additional stations, WISE-TV and KDLH-TV in our consolidated results of during the nine months ended September 30, 2005 which were not in our consolidated results during the same period last year.  Selling, general and administrative expenses increased $1,414,000 or 8% to $18,359,000 for the nine months ended September 30, 2005 from $16,945,000 for the same period in 2004. The increase was primarily due to increases salaries, commissions, sales and promotions expenses as a result of the inclusion of two additional stations, WISE-TV and KDLH-TV in our consolidated results of during the nine months ended September 30, 2005 which were not in our consolidated results during the same period last year. Malara Broadcast Group’s direct operating expenses and selling, general and administrative expenses totaled $1,700,000 of the total station expenses, after elimination of expenses relating to various local service agreements between us and Malara Broadcast Group.

Other Consolidated Expenses

Amortization expense increased $525,000 or 29% during the nine months ended September 30, 2005 as compared to the same period a year earlier. This increase was primarily due to the incremental amortization expense of two additional television stations, KDLH and WISE, which were acquired in March 2005. Depreciation expense decreased $481,000 or 11% during the nine months ended September 30, 2005 compared to the same period a year earlier.  The decrease was primarily due to the effect of the change in useful lives assigned to our fixed assets as of January 1, 2005 in addition to fixed assets written off in the third and fourth quarters of 2004 and first and second quarters of 2005, thereby resulting in lower depreciation expense during 2005. This decrease was offset, in part, by increased depreciation expense due to the incremental depreciation expense of two additional television stations, KDLH and WISE, which were acquired in March 2005.

Corporate expense totaled $7,982,000; a decrease of $728,000 or 8% compared to $8,710,000 for the nine months ended September 30, 2004. The decrease was primarily due to planned reduction in compensation and other non-personnel related expenses, offset in part by increases in professional fees related to the sale of WPTA-TV and compliance with the Sarbanes-Oxley Act. The performance award expense for the nine months ended September 30, 2005 totaled $959,000; a decrease of $2,001,000 compared to $2,960,000 for the nine months ended September 30, 2004. The decrease was primarily due to the separation of a company executive for which the unvested portion of the executive’s performance award expense was accelerated during the third quarter of 2004 pursuant to a Separation Agreement dated September 21, 2004. Corporate separation agreement expense for the nine months ended September 30, 2005 decreased $1,251,000 compared to the same period in 2004 due primarily to the separation of a company executive during the third quarter of 2004 pursuant to a Separation Agreement dated September 21, 2004. Non-cash compensation expense for the nine months ended September 30, 2005 decreased $262,000 or 48% primarily due to the forfeitures of stock awards granted to certain personnel in prior years who are no longer employed by us as of September 30, 2005.

Interest expense totaled $32,504,000; an increase of $2,887,000 or 10% compared to $29,617,000 for the nine months ended September 30, 2004.  The increase was primarily due to interest expense on Malara Broadcast Group’s Senior Credit Facility which totaled approximately $2,878,000.  Interest income totaled $1,313,000; an increase of $447,000, or 52% compared to $866,000 for the nine months ended September 30, 2004. The increase was primarily due to the interest earned on the company’s restricted cash used as collateral for the Malara Broadcast Group Term Loan A, offset by the decreased average cash balance invested during the nine months ended September 30, 2005 as compared to the same period in 2004. Non-cash interest expense totaled $2,943,000; a decrease of $26,000 or 1% compared to $2,969,000 for the nine months ended September 30, 2004.

We recorded as an expense the accrual of dividends on our 12 3/4% Cumulative Exchangeable Preferred Stock totaling $19,161,000 during the nine months ended September 30, 2005 and 2004, respectively as required by Statement of Financial Accounting Standards No.150.

During the nine months ended September 30, 2005, we recorded a deferred tax benefit of $481,000, compared to a deferred tax benefit of $9,637,000 for the nine months ended September 30, 2004.  The decline in the tax benefit is primarily due to an increase in the valuation allowance against net operating loss carry forward s, which may not be utilized in future periods.

Discontinued Operations

Set forth below are significant factors that contributed to our operating results from discontinued operations for the three months ended September 30, 2005 and 2004, respectively.

GROSS REVENUES BY CATEGORY,

CONSOLIDATED DISCONTINUED OPERATIONS

	Three Months Ended September 30,
	2005	2004	% Change

Local/Regional	$14,589,000	$15,494,000	(5.8)%
National	11,780,000	13,836,000	(14.9)%
Political	139,000	109,000	27.5%
Other	715,000	231,000	209.5%
Gross Revenue	27,223,000	29,670,000	(8.2)%
Agency Commissions	4,019,000	4,790,000	(16.1)%
Net Revenue	$23,204,000	$24,880,000	(6.7)%

Net revenue from our discontinued operations decreased $1,676,000 or 6.7% to $23,204,000 from $24,880,000 due primarily to decreases in non-political national revenues of $2,056,000 and non-political local revenues of $905,000.  The non-political national revenue decreases were primarily due to declines in the automotive, entertainment/movie, pharmaceuticals and educational/instructional schools categories.  The non-political local revenue decreases were primarily due to declines in the automotive, department stores, and educational/instructional schools categories.

Direct operating expenses from our discontinued operations, consisting primarily of programming and engineering expenses, decreased $4,653,000 or 27% to $12,588,000 for the nine months ended September 30, 2005 from $17,241,000 for the same period in 2004. The decrease was primarily due to lower amortization of film contract rights due to the effects of write-downs taken in 2004, and the replacement of expensive, unprofitable programs with less expensive, profitable programming. There were approximately $1,600,000 and $3,600,000 of film asset write-downs during the nine months ended September 30, 2005 and 2004, respectively. Selling, general and administrative expenses from our discontinued operations decreased $404,000 or 4% to $9,291,000 for the nine months ended September 30, 2005 from $9,695,000 for the same period in 2004. The decrease was primarily due to lower advertising and promotion expenses.

Restructuring and Severance Charges

Restructuring Charges

During 2004, we recognized a $2,027,000 restructuring charge relating to employee separations at both our corporate office and our Buffalo, New York television station.  Of the total $2,027,000, approximately $1,406,000 related to severance and other benefits, associated with the departure of Stuart J. Beck (see Note 4, Related Parties) and administrative support staff at the corporate office which is being paid over an eighteen month period from date of separation, September 21, 2004. The remaining $621,000 restructuring charge includes severance and other benefits resulting from a reduction in the workforce at the Buffalo, New York television station. As of September 30, 2005, we completed the separation payments related to the Buffalo, New York restructuring charges, and reduced its accrual by approximately $10,000 to adjust for payments of benefits and amounts originally accrued for.

During the three months and nine months ended September 30, 2005, we recorded restructuring charges totaling $34,000 and $447,000, respectively, related to employee separations, which included severance, other benefits and stay-bonuses awarded to transitional employees at its Duluth, Minnesota and Fort Wayne, Indiana television stations. We anticipate minimal restructuring charges in future periods relating to stay-bonuses awarded to transitional employees at both of our Duluth, Minnesota and Fort Wayne, Indiana television stations upon separation.

At September 30, 2005, the accruals for restructuring activities were included in “other accrued liabilities” on the consolidated Balance Sheets and the related expense for the charge at the television stations is included in “station operating expenses” and the related expense for the corporate charges are included in “corporate separation agreement expenses” on the consolidated Statement of Operations.  These costs were recognized in accordance with the provisions of Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

Acquisition Charges

During the three and nine months ended September 30, 2005, the Company accrued $5,000 and $627,000 related to employee separations, which included severance and other benefits as part of the Company’s purchase accounting. These accrued costs were a result of employees not retained by the Company subsequent to its acquisition of its Fort Wayne, Indiana television station, which included line through management employees.

At September 30, 2005, the accruals for acquisition activities of the television station are included in “other accrued liabilities” on the consolidated Balance Sheets. These charges were recognized in accordance with the provisions of Emerging Issues Task Force Issue No. 95-3 Recognition of Liabilities in Connection with a Purchase Business Combination.

The following is a reconciliation of the aggregate liability recorded for restructuring and acquisition charges as of September 30, 2005:

	Reconciliation of Aggregate Liability Recorded for Restructuring and Acquisition Charges
	Three Months Ended September 30, 2005
	June 30, 2005	Provision	Payments	September 30, 2005

Television station	$273,000	$29,000	$180,000	$122,000
Corporate	575,000	—	192,000	383,000

Total	$848,000	$29,000	$372,000	$505,000

	Reconciliation of Aggregate Liability Recorded for Restructuring and Acquisition Charges
	Nine Months Ended September 30, 2005
	December 31, 2004	Provision	Payments	September 30, 2005

Television station	$250,000	$1,064,000	$1,192,000	$122,000
Corporate	1,214,000	—	831,000	383,000

Total	$1,464,000	$1,064,000	$2,023,000	$505,000

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

On March 8, 2005, we entered into a strategic arrangement with Malara Broadcast Group, under which we provide advertising sales, promotion and administrative services, and selected programming to Malara Broadcast Group-owned stations WPTA-TV and KDLH-TV in return for certain fees that will be paid by Malara Broadcast Group to us.  The fees payable to us will be paid after current debt service as well as certain other expenses Malara Broadcast Group incurs directly are satisfied. During the three and nine months ended September 30, 2005, Malara Broadcast Group paid us approximately $996,000 and $1,796,000, respectively, owed under the strategic arrangements for both WPTA-TV and KDLH-TV. As of September 30, 2005, the total amount owed to us from Malara Broadcast Group totaled approximately $9,998,000.

Malara Broadcast Group financed its acquisition of WPTA-TV and KDLH-TV with the proceeds of borrowings pursuant to the Malara Broadcast Group Senior Credit Facility.  The Malara Broadcast Group Senior Credit Facility provides for two term loans totaling $48.5 million and a revolving loan of $5 million.  The $23.5 million Malara Broadcast Group Term Loan A is secured by a letter of credit.  To secure the reimbursement obligation in the event of a draw on the letter of credit, we pledged $25 million of U.S. Government Securities which are restricted and not available for working capital or any other purposes.  To the extent that principal payments are made on the Term Loan A, the letter of credit shall be proportionately reduced and we shall be permitted to proportionately reduce the amount of the pledged U.S. Government Securities.  The $25 million Malara Broadcast Group Term Loan B and the $5 million revolving loan are secured by the assets of WPTA-TV and KDLH-TV, and guaranteed on an unsecured basis by us. For the three and nine months ended September 30, 2005, the total principal payments made on the Revolving Loan approximated $309,000 and $692,000, respectively.

On September 8, 2005, we entered into separate definitive agreements to sell KBWB-TV in San Francisco, California, including the related FCC license and WDWB-TV in Detroit, Michigan, including the related FCC license, to affiliates of AM Media Holdings, LLC. The agreements contain covenants by us not to compete in the San Francisco, California and Detroit, Michigan markets for a period of five years. The aggregate consideration to be received by us for the sale of KBWB-TV is $72,500,000, before closing adjustments, which is payable $71,250,000 in cash and $1,250,000 in equity in AM Media Holdings, LLC. The aggregate consideration to be received by us for the sale of WDWB-TV is $87,500,000, before closing adjustments, which is payable $86,250,000 in cash and $1,250,000 in equity in AM Media Holdings, LLC. The consideration for each covenant not to compete in the San Francisco and Detroit markets is $10 million, respectively. We anticipate both transactions, each of which is subject to customary closing conditions, to close in the fourth quarter of 2005. As of September 30, 2005 the aggregate assets held for sale totaled $148,256,000 and the aggregate liabilities held for sale totaled $36,408,000. At December 31, 2004, the aggregate assets held for sale totaled $158,143,000 and the aggregate liabilities held for sale totaled $46,057,000. Pursuant to the agreements, we will retain the rights to the existing cash and cash equivalents as well as the accounts receivable which we will retain the rights to collect. Cash and cash equivalents totaled $397,000 as of September 30, 2005 and $649,000 as of December 31, 2004 are included in our consolidated balance sheets. Accounts receivable totaled $4,667,000 (net of allowance of $226,000) as of September 30, 2005 and $6,091,000 (net of allowance of $415,000) as of December 31, 2004 and are included in our consolidated balance sheets. Net loss from discontinued operations was $2,166,000 and $4,045,000 for the three and nine months ended September 30, 2005, respectively. Net loss from discontinued operations was $5,307,000 and $7,612,000 for the three and nine months ended September 30, 2004, respectively. Net revenues from discontinued operations were $7,334,000 and $23,203,000 for the three and nine months ended September 30, 2005, respectively. Net revenues from discontinued operations were $7,609,000 and $24,880,000 for the three and nine months ended September 30, 2004, respectively.

Liquidity and Capital Resources

We anticipate having sufficient unrestricted cash on hand to make the December 1, 2005 interest payment on our Notes.  Absent changes to our capital structure and station ownership mix we will not have enough liquidity to service our existing obligations over the next twelve months. In order to improve our existing liquidity position and to further our business strategy, we entered into separate definitive agreements to sell our two WB affiliates (as discussed in the following paragraph) and are currently exploring additional changes in our station ownership mix and the raising of additional capital.  However, under our Indenture, our use of the net proceeds from the sale of assets is restricted.  Of the net proceeds received in an asset sale, $5 million may be used for working capital purposes and the remainder must be used to either:

•      to make an investment in properties and assets that replace the properties and assets that were the subject of such asset to make an investment in properties and assets that replace the properties and assets that were the subject of such asset sale or in properties and assets that will be used in the business of the Company and its Restricted Subsidiaries as existing on the Issue Date or in businesses reasonably related thereto (“Replacement Assets”) or to finance, directly or indirectly, a Permitted Business Acquisition or enter into a definitive agreement to effectuate such acquisition; provided that (A) the primary purpose of such acquisition of Replacement Assets or Permitted Business Acquisition is to acquire, and there is acquired, a television station with a Big-4 (ABC, CBS, NBC or Fox) network affiliation agreement in place or the creation (through ownership by the Company and its Restricted Subsidiaries) of a “duopoly” in a market and (B) that the Company shall use all reasonable best efforts to promptly dispose of any other assets acquired in such acquisition or Permitted Business Acquisition (as such terms are defined in the Indenture); or

•      to make an offer to all holders of the Notes to purchase such amount of the Notes less any such net proceeds used to acquire qualifying Replacement Assets or to make a Permitted Business Acquisition.

On September 8, 2005, we reached separate definitive agreements to sell our two WB affiliates, KBWB-TV serving San Francisco, California and WDWB-TV serving Detroit, Michigan to affiliates of AM Media Holdings, LLC. The agreements contain covenants by us not to compete in the San Francisco, California and Detroit, Michigan markets for a period of five years.  The aggregate consideration to be received by us for the sale of KBWB-TV is $72,500,000, before closing adjustments, which is payable $71,250,000 in cash and $1,250,000 in equity in AM Media Holdings, LLC. The aggregate consideration to be received by us for the sale of WDWB-TV is $87,500,000, before closing adjustments, which is payable $86,250,000 in cash and $1,250,000 in equity in AM Media Holdings, LLC. The consideration for each covenant not to compete in the San Francisco and Detroit markets is $10 million, respectively.

We anticipate that we will retain approximately $30 million of the aggregate proceeds from the transactions to be used for working capital purposes, consisting of $5 million per asset sale as permitted under our Indenture and $10 million for each covenant not to compete. The remaining net proceeds, after closing adjustments, will be used to make investments in property or assets that replace the property and assets that were subject of such asset sale and/or make an offer to all of the holders of the Notes. We anticipate both transactions, each of which is subject to customary closing conditions, to close in the fourth quarter of 2005. In addition, we continue to explore the raising of additional capital and changes in our station ownership mix.

Assuming we are successful in selling KBWB-TV and WDWB-TV and / or raising additional capital, we believe that the available proceeds together with the cash and cash equivalents on hand and internally generated funds from operations will be sufficient to satisfy our cash requirements for our existing operations for the next twelve months.  There can be no assurance that we will be successful in selling assets and raising additional capital and a lack of liquidity would have a material adverse effect on our business strategy and therefore affect our ability to continue as a going concern. The 2005 quarterly financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As of September 30, 2005, we had approximately $21,997,000 of cash and cash equivalents on hand, which excludes $24,997,500 in U.S. Government Securities which is pledged to support the reimbursement obligations in the event of a draw on the letter of credit that serves as collateral for the Term Loan A under Malara Broadcast Group’s Senior Credit Facility, which is described below and is restricted and not available for working capital or any other purposes. To the extent that principal payments are made on the Term Loan A, the letter of credit shall be proportionately reduced and we shall be permitted to proportionately reduce the amount of the U.S. Government Securities pledged against the letter of credit.  At September 30, 2005, the restricted U.S. Government Securities totaled $24,997,500.

We have established an investment policy for investing cash that is not immediately required for working capital purposes.  Our investment objectives are to preserve capital, maximize our return on investment and to ensure we have appropriate liquidity for our cash needs. The investments are considered to be available-for-sale as defined under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. As of September 30, 2005, we had approximately $21,977,000 of cash and cash equivalents (which excludes $24,997,500 of restricted U.S. Government Securities cash equivalents). As of September 30, 2005, we have no marketable securities.

Net cash used in operating activities was $11,552,000 during the nine months ended September 30, 2005 compared to $3,454,000 during the nine months ended September 30, 2004.  The change in 2005 from 2004 was primarily due to the receipt of a $16,000,000 income tax refund during June 2004 and changes in net assets.

Net cash used in investing activities was $77,895,000 during the nine months ended September 30, 2005 compared to $10,322,000 during the nine months ended September 30, 2004.  The change in 2005 from 2004 was primarily due to the acquisition of assets and the purchase of U.S. Government Securities during March 2005, offset by a reduction in capital expenditures due to the completion of our conversion to digital technology.

Net cash provided by financing activities was $50,566,000 during the nine months ended September 30, 2005 compared to net cash used in financing activities of $226,000 during the nine months ended September 30, 2004.  The change in 2005 from 2004 is primarily due to the proceeds from the Malara Broadcast Group Senior Credit Facility, offset in part by increased payments of deferred financing fees.

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

The Notes are guaranteed by each of our domestic restricted subsidiaries and are secured by substantially all of our assets.  We may redeem some or all of the Notes at any time on or after December 1, 2006. We may also redeem up to 35% of the aggregate principal amount of the Notes using the proceeds of one or more equity offerings on or before December 1, 2005.

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

Malara Broadcast Group is required to make monthly principal payments on the Term Loan A and the Revolving Loan equal to the product of (i) the Repayment Percentage (which is 25% unless there is an Event of Default or the Consolidated Loan to Stick Value is less than 70%, in which case the Repayment Percentage is 100%) and (ii) the Consolidated Excess Free Cash Flow for the month preceding the month in which such installment is due, as such terms are defined in the Malara Broadcast Group Senior Credit Facility.  All such payments shall be applied first to repay the outstanding Revolving Loan to the full extent thereof (without a corresponding reduction in the Revolving Loan Commitment Amount) and second to repay the outstanding Term Loan A to the full extent thereof; provided that, if the Repayment Percentage for such monthly installment is 100%, the excess 75% of such monthly installment shall be applied first to repay the outstanding Revolving Loan to the full extent thereof and second to repay the outstanding Term Loan B to the full extent thereof. For the three and nine months ended September 30, 2005, the total principal payments made on the Revolving Loan approximated $309,000 and $692,000, respectively.

Our 12 3/4 % Cumulative Exchangeable Preferred Stock

Under the terms of the Certificate of Designations for our 12 3/4 % Cumulative Exchangeable Preferred Stock (the “Preferred Stock”), we were required to make the semi-annual dividends on such shares in cash beginning October 1, 2002.  The cash payment of dividends had been restricted by the terms of our previous senior credit agreement and indentures and is prohibited under the Indenture, which governs our Notes.  Consequently we have not paid the semi-annual dividend due to the holders since October 1, 2002.  During the three and nine months ended September 30, 2005 a dividend payment of $6,386,961 and $19,160,883, respectively, accrued on our Preferred Stock. As of September 30, 2005, we have recorded an aggregate of $89,417,456 in accrued dividends on our Preferred Stock. Since three or more semi-annual dividend payments have not been paid, the holders of the Preferred Stock have the right to elect the lesser of two directors or that number of directors constituting 25% of the members of the Board of Directors. Effective October 24, 2005, the holders of the majority of the Preferred Stock exercised their right to elect two directors to the Board of Directors of the Company. We are restricted from paying cash dividends under the Indenture, which governs our Notes, and do not anticipate paying cash dividends on our Preferred Stock in the foreseeable future.

Film Payments

As part of an overall effort to reduce station operating expenses, we have made substantial progress replacing unprofitable programming with competitive, profitable programming.

Film payments from our continuing operations for the three and nine months ended September 30, 2005 totaled $1.6 million and $4.6 million, respectively, as compared to the three and nine months ended September 30, 2004 totaling $1.3 million and $3.9 million, respectively. Film payments for the year ended December 31, 2005 will approximate $6.1 million as compare to $5.3 million at December 31, 2004. The increase in film payments from our continuing operations is related to the two additional television stations, WISE-TV, which we acquired in March 2005 and KDLH-TV, which was acquired by Malara Broadcast Group in March 2005. Based on completed negotiations and current market conditions for the purchase of programming, we expect annual film payments to continue to decline based on a same station basis.

Film payments from our discontinued operations for the three and nine months ended September 30, 2005 totaled $2.9 million and $11.2 million, respectively, as compared to the three and nine months ended September 30, 2004 totaling $4.6 million and $14.3 million, respectively. Film payments for the year ended December 31, 2005 will approximate $16.5 million as compare to $18.8 million for the year ended December 31, 2004.

No Off-Balance Sheet Arrangements

At September 30, 2005 and 2004 we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. All of our arrangements with Malara Broadcast Group are on-balance sheet arrangements.

Capital and Commercial Commitments

The following table and discussion reflect our significant contractual obligations and other commercial commitments related to continuing operations as of September 30, 2005:

	Payment Due by Period
Capital Commitment	Total	Remainder of 2005	2006 - 2007	2008 - 2009	Thereafter

9 3/4% Senior Secured Notes due 2010	$405,000,000	$—	$—	$—	$405,000,000
Interest on Senior Secured Notes	213,891,000	19,744,000	78,975,000	78,975,000	36,197,000
Malara Broadcast Group Senior Credit Facility (b)	53,322,000	907,000	6,615,000	10,333,000	35,467,000
Interest on Senior Credit Facility (c)	17,045,000	1,128,000	8,467,000	7,128,000	322,000
Program contract commitments - current	5,253,000	2,145,000	3,034,000	74,000	—
Program contract commitments – future (d)	17,787,000	163,000	6,128,000	8,318,000	3,178,000
Operating leases	2,938,000	159,000	1,098,000	994,000	687,000
12 3/4% Cumulative Exchangeable Preferred Stock, including accrued dividends (a)	377,670,000	—	—	377,670,000	—
Restructuring and severance		313,000	192,000	—	—

Total capital and commercial commitments	$1,093,411,000	$24,559,000	$104,509,000	$483,492,000	$480,851,000

(a)   As of September 30, 2005, the Cumulative Exchangeable Preferred Stock, including accrued dividends totaled $288,520,000. The table above includes the balance as of September 30, 2005 and the expected accrued dividends through April 2009, the date of redemption. Payment of cash dividends are restricted by the terms of the Indenture, which governs our existing Senior Secured Notes.

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

(d)   Program contract commitments – future reflect a license agreement for program material that is not yet available for its first broadcast and is therefore not recorded as an asset or liability on our consolidated balance sheet in accordance with the provisions of Statement of Financial Accounting Standards No. 63, Financial Reporting for Broadcasters.

The following table and discussion reflect our significant contractual obligations and other commercial commitments related to discontinued operations as of September 30, 2005:

	Payment Due by Period
Capital Commitment	Total	Remainder of 2005	2006 - 2007	2008 - 2009	Thereafter

Program contract commitments - current	$29,296,000	$8,708,000	$16,977,000	$3,611,000	$—
Program contract commitments – future (a)	26,269,000	—	4,716,000	11,330,000	10,223,000
WB Affiliation	5,900,000	1,057,000	4,843,000	—	—
Operating leases	10,084,000	338,000	2,229,000	2,330,000	5,187,000

Total capital and commercial commitments	$71,549,000	$10,103,000	$28,765,000	$17,271,000	$15,410,000

(a)   Program contract commitments – future reflect a license agreement for program material that is not yet available for its first broadcast and is therefore not recorded as an asset or liability on our consolidated balance sheet in accordance with the provisions of Statement of Financial Accounting Standards No. 63, Financial Reporting for Broadcasters.

Recent Accounting Pronouncements

In May 2005, FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections – a replacement of APB No. 20 and FASB Statement No. 3, or Statement 154. Statement 154 changes the requirements of accounting for and reporting a change in accounting principle and applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement, in the event that the accounting pronouncement does not include specific transition provisions. Statement 154 requires retrospective application of changes in accounting principle to prior periods’ financial statements unless it is impracticable. Statement 154 also requires that a change in the method of depreciation, amortization or depletion of long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. The guidance contained in APB Opinion No. 20, Accounting Changes for reporting the correction of an error was carried forward in Statement 154 without change. Statement 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

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

Interest rates associated with Malara Broadcast Group’s March 8, 2005, Term Loan A are based, at Malara Broadcast Group’s option, at either (i) the higher of the Prime Rate or the Federal Funds Effective Rate plus 0.50% (the “Base Rate”) or (ii) the Adjusted Eurodollar Rate plus 0.60% per annum, as such terms are defined in the Malara Broadcast Group Senior Credit Facility.  Interest rates associated with Malara Broadcast Group’s March 8, 2005, Term Loan B and Revolving Loan are based, at Malara Broadcast Group’s option, at either (i) the Base Rate plus 4.625% per annum or (ii) the Adjusted Eurodollar Rate plus 7.375% per annum.  In addition, Deferred Interest (as defined in the Malara Broadcast Group Senior Credit Facility) accrues with respect to, and is added to the principal amount of, the Term Loan B and Revolving Loan at a rate of 3% per annum.  As of March 31, 2005, the six-month Adjusted Eurodollar Rate was 3.21%.  Malara Broadcast Group has not entered into any agreements to hedge the risk of potential interest rate increases.  Based on borrowings outstanding as of September 30, 2005, a 2% increase in the Adjusted Eurodollar Rate would increase interest expense on an annual basis by approximately $1,070,000.

Item 4.  Controls and Procedures

As of September 30, 2005, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2005.  There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

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

GRANITE BROADCASTING CORPORATION
Registrant

Date:	November 10, 2005	/s/	W. DON CORNWELL
(W. Don Cornwell)
Chief Executive Officer

Date:	November 10, 2005	/s/	LAWRENCE I. WILLS
(Lawrence I. Wills)
Senior Vice President – Chief Financial Officer
(Principal Financial Officer)