Form 10-K
period 2005-12-31
GRANITE BROADCASTING CORP
filed 2006-03-31
CIK 839621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes    ☐   No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes    ☐   No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒   No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.
(Check one):                           Large accelerated filer  ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐  Yes   ☒  No

As of March 15, 2006, 19,756,246 shares of Granite Broadcasting Corporation Common Stock (Nonvoting) were outstanding.  The aggregate market value (based upon the last reported sale price on the Over-the-Counter Bulletin Board on June 30, 2005) of the shares of Common Stock (Nonvoting) held by non-affiliates was approximately $3,624,000 (For purposes of calculating the preceding amounts only, all directors and executive officers of the registrant are assumed to be affiliates.)  As of March 15, 2006, 98,250 shares of Granite Broadcasting Corporation Class A Voting Common Stock were outstanding, all of which were held by an affiliate.

DOCUMENTS INCORPORATED BY REFERENCE:  None

GRANITE BROADCASTING CORPORATION

Form 10-K

Granite Broadcasting Corporation was incorporated in 1988 under the laws of the State of Delaware. As used in this Annual Report on Form 10-K and unless the context otherwise requires, (1) ”Granite,” the “Company,” “we,” “us” and “our” refer to Granite Broadcasting Corporation, together with its direct and indirect subsidiaries, (2) ”Malara Broadcast Group” and “Malara” refer to Malara Broadcast Group, Inc., together with its direct and indirect subsidiaries, and (3) “Four Seasons Broadcast Company” and “Four Seasons” refer to Four Seasons Broadcast Company, together with its direct and indirect subsidiaries.  Our principal executive offices are located at 767 Third Avenue, 34th Floor, New York, NY 10017, and our telephone number at that address is (212) 826-2530. Our web site is located at http://www.granitetv.com. The information on our web site is not part of this report.

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

As of September 1, 2005, we have local service agreements relating to one television station owned by Four Seasons Broadcast Company, but do not own any of the equity interests in Four Seasons Broadcast Company. For a description of the relationship between us and Four Seasons Broadcast Company, see Item 1. “Business—Recent Developments.”

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Any statements that are included or incorporated by reference in this report or that are otherwise attributable to us or persons acting on our behalf, other than statements of historical fact, which address activities, events or developments that we expect or anticipate will or may occur in the future, including, without limitation, statements regarding expected financial performance; future capital expenditures; projected revenue growth or synergies resulting from acquisitions and other transactions; anticipated completion of sales of assets under contracts of sale; efforts to control or reduce costs; contingent liabilities; development or purchase of new programming; financing and restructuring efforts; expected competition; use of digital spectrum; and business strategy, are “forward-looking statements”—that is, statements related to future, not past, events that are subject to risks and uncertainties. These forward-looking statements generally can be identified as statements that include phrases such as “believe”, “project”, “target”, “predict”, “estimate”, “forecast”, “strategy”, “may”, “goal”, “expect”, “anticipate”, “intend”, “plan”, “foresee”, “likely”, “will”, “should” or other similar words or phrases.  Although we believe such statements are based on reasonable assumptions, actual outcomes and results may differ materially from those projected.  Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.  Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, those factors described under Item 1A. “Risk Factors” and elsewhere in this report and the following factors:

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

•                                        successful results of local services arrangements with Malara Broadcast Group stations in Fort Wayne, Indiana and Duluth, Minnesota;

•                                        an extraordinary, newsworthy event, including hostilities or terrorist attack;

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

We undertake no obligation to update forward-looking statements, whether as a result of new information, future developments or otherwise, and disclaim any obligation to do so.

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

PART I

Item 1.           Business

We are a television broadcasting company, focused on developing and operating small to middle-market television broadcast stations in the United States.  We presently own and operate six middle-market stations and, since March 8, 2005, have shared services agreements and advertising representation agreements (which we generally refer to as local service agreements) to provide advertising, sales, promotion and administrative services, and selected programming to two additional stations owned by Malara Broadcast Group, all of which Granite and Malara stations are affiliated with either ABC, NBC or CBS, our Big Three Affiliates. As of December 31, 2005, we owned two stations affiliated with the Warner Brothers Television Network, or WB Network, which were under contract to be disposed of by sale to third parties.  However, the unexpected decision by the WB Network to no longer provide programming to current WB affiliates effective in September 2006 has made sales of those stations on an acceptable basis much less certain at the current time.  Since September 1, 2005, we have had local service agreements to provide advertising, sales, promotion and administrative services to a station owned by Four Seasons Peoria, LLC, which is affiliated with UPN.  As of March 15, 2006, in three of the six markets that we serve, we own, operate, program or provide sales and other services to more than one station. All of the Big Three Affiliates are leading providers of local news, weather and sports in their respective markets. All but one of the television stations we own are operated through separate wholly-owned subsidiaries.

The following table sets forth general information for each of the television stations that we own, operate, program or provide sales and other services to, as of December 31, 2005:

TV Station	Market Area	DMA Rank(1)(2)	Network Affiliation	Status(3)	Households(2)	Channel/ Frequency	Other Commercial Stations in DMA (4)

KBWB-TV (5)	San Francisco - Oakland - San Jose, CA	6	WB	O&O	2,356,000	20/UHF	17

WDWB-TV (5)	Detroit, MI	11	WB	O&O	1,936,000	20/UHF	7

WKBW-TV	Buffalo, NY	49	ABC	O&O	644,000	7/VHF	8

KSEE-TV	Fresno- Visalia, CA	56	NBC	O&O	546,000	24/UHF	9

WTVH-TV	Syracuse, NY	76	CBS	O&O	398,000	5/VHF	6

WISE-TV (6)	Fort Wayne, IN	106	NBC	O&O	271,000	33/UHF	4

WPTA-TV (6) (7)	Fort Wayne, IN	106	ABC	LSA	271,000	21/UHF	4

WEEK-TV	Peoria - Bloomington, IL	117	NBC	O&O	242,000	25/UHF	4

WAOE(TV) (8)	Peoria - Bloomington, IL	117	UPN	LSA	242,000	59/UHF	4

KBJR-TV	Duluth, MN - Superior, WI	137	NBC	O&O	169,000	6/VHF	4

KDLH-TV (7)	Duluth, MN - Superior, WI	137	CBS	LSA	169,000	3/VHF	4

KRII(TV) (9)	Duluth, MN - Superior, WI	137	CBS	O&O	169,000	11/VHF	4

(1)                                  “DMA rank” refers to the size of the television market or Designated Market Area (“DMA”) as defined by the A.C. Nielsen Company (“Nielsen”).

(2)                                 Source: Nielsen Media Research (www.nielsenmedia.com).  These DMA ranks are for the 2005-2006 television season which started on September 20, 2005.

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

(5)                                  On September 8, 2005, we entered into separate definitive agreements to sell KBWB-TV, UHF Channel 20, the WB affiliate serving San Francisco, California and WDWB-TV, UHF Channel 20, the WB affiliate serving Detroit, Michigan to affiliates of AM Media Holdings, LLC.  However, the unexpected decision by the WB Network to no longer provide programming to current WB affiliates effective in September 2006 has made sales of those stations on an acceptable basis much less certain at the current time.

(6)                                  On March 7, 2005, we sold WPTA-TV, UHF Channel 21, the ABC affiliate serving Fort Wayne, Indiana, to Malara. On March 8, 2005, we acquired WISE-TV, UHF Channel 33, the NBC affiliate serving Fort Wayne, Indiana, from New Vision Group, L.L.C.

(7)                                 On March 8, 2005, we entered into a strategic arrangement with Malara Broadcast Group, under which we provide advertising sales, promotion and administrative services, and selected programming to Malara Broadcast Group-owned stations WPTA-TV and KDLH-TV in return for certain fees that are paid by Malara Broadcast Group to us.

(8)                                 On September 1, 2005, we entered into a strategic arrangement with Four Seasons Broadcast Company, under which we will provide advertising sales, promotion and administrative services to Four Seasons Broadcast Company-owned station WAOE (TV) in return for certain fees that will be paid by Four Seasons Broadcast Company to us.

(9)                                 KRII, Channel 11, Chisholm, Minnesota, is a satellite station that transmits the signal of KBJR into the northern section of the DMA.  Although KRII predominantly rebroadcasts the KBJR signal, KRII broadcasts unique news and weather content, as well as certain commercials, separately to this region.  KRII multicasts Weather Plus over one of KBJR’s digital streams.  KBJR also broadcasts UPN programming on one of its digital streams, which programming is also carried in an analog format by certain of the cable systems in the Duluth, Minnesota-Superior, Wisconsin, DMA.

Recent Developments

On September 8, 2005, we entered into a definitive agreement (the “KBWB Purchase and Sale Agreement”) to sell substantially all of the assets of KBWB-TV, the WB affiliate serving the San Francisco, California television market, to AM Broadcasting KBWB, Inc. (the “KBWB Buyer”).  In addition, on September 8, 2005, we entered into a definitive agreement (the “WDWB Purchase and Sale Agreement” and together with the KBWB Purchase and Sale Agreement, the “Purchase and Sale Agreements”) to sell substantially all of the assets of WDWB-TV, the WB affiliate serving the Detroit Michigan television market, to AM Broadcasting WDWB, Inc. (the “WDWB Buyer”).  The Purchase and Sale Agreements contain covenants by us not to compete in the San Francisco, California and Detroit, Michigan markets for a period of five years. The aggregate consideration to be received by us for the sale of KBWB-TV was $72,500,000, before closing adjustments, which was payable $71,250,000 in cash and $1,250,000 in equity in AM Media Holdings, LLC. The aggregate consideration to be received by us for the sale of WDWB-TV was $87,500,000, before closing adjustments, which was payable $86,250,000 in cash and $1,250,000 in equity in AM Media Holdings, LLC. The consideration for each covenant not to compete in the San Francisco and Detroit markets was $10 million, respectively. As of December 31, 2005 the aggregate assets held for sale totaled $116,183,000 and the aggregate liabilities held for sale totaled $36,931,000. At December 31, 2004, the aggregate assets held for sale totaled $158,143,000 and the aggregate liabilities held for sale totaled $46,057,000. Pursuant to the agreements, we will retain the rights to the existing cash and cash equivalents as well as the accounts receivable which we will retain the rights to collect. Cash and cash equivalents totaled $520,000 as of December 31, 2005 and $649,000 as of December 31, 2004 is included in our consolidated balance sheets. Accounts receivable totaled $5,464,000 (net of allowance of $222,000) as of December 31, 2005 and $6,091,000 (net of allowance of $415,000) as of December 31, 2004 and are included in our consolidated balance sheets. Net loss from discontinued operations was $34,051,000, $24,003,000 and $12,693,000 for the years ended December 31, 2005, 2004 and 2003 respectively. Net revenues from discontinued operations were $31,457,000, $33,266,000 and $35,211,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

On January 24, 2006, the WB Network announced that it will no longer provide programming to current WB affiliates effective in September 2006.  The KBWB Buyer has advised us that as a result thereof, the KBWB Buyer will not be able to proceed with the transaction as contemplated.  While there may be further discussions between us and the KBWB Buyer about the transaction, we are actively engaging in dialogue with other potential buyers because we do not presently have an agreement in principle with the KBWB Buyer with respect to KBWB-TV.  On February 14, 2006, we entered into an amendment (the “KBWB Amendment”) to the KBWB Purchase and Sale Agreement.  Pursuant to the KBWB Amendment (i) Section 6.2 of the KBWB Purchase and Sale Agreement, a no shop provision, was deleted in its entirety and (ii) the KBWB Buyer and the Company each have the right to terminate the KBWB Purchase and Sale Agreement, at any time, by providing written notice to the other party with no liability or obligation to such other party.

On January 24, 2006, the WB Network announced that it will no longer provide programming to current WB affiliates effective in September 2006. The WDWB Buyer has advised us that as a result of the WB Network announcement, the WDWB Buyer will not be able to proceed with the transaction as contemplated.  While there may be further discussions between us and the WDWB Buyer about the transaction, we are actively engaging in dialogue with other potential buyers because we do not presently have an agreement in principle with the WDWB Buyer with respect to WDWB-TV.  On February 14, 2006, we entered into an amendment (the “WDWB Amendment”) to the WDWB Purchase and Sale Agreement.  Pursuant to the WDWB Amendment (i) Section 6.2 of the WDWB Purchase and Sale Agreement, a no shop provision, was deleted in its entirety and (ii) the WDWB Buyer and the Company each have the right to terminate the WDWB Purchase and Sale Agreement, at any time, by providing written notice to the other party with no liability or obligation to such other party.

On September 1, 2005, we entered into a strategic arrangement with Four Seasons Broadcast Company, under which we will provide advertising sales, promotion and administrative services to Four Seasons Broadcast Company-owned station WAOE-TV, the UPN affiliate serving Peoria-Bloomington, Illinois, in return for certain fees that will be paid by Four Seasons Broadcast Company to us.

On March 7, 2005, we completed the sale of WPTA-TV, the ABC affiliate serving Fort Wayne, Indiana, to a subsidiary of Malara Broadcast Group for approximately $45.4 million, pursuant to the terms and conditions of an asset purchase agreement, dated April 23, 2004.  In addition, on March 8, 2005, we completed the purchase of WISE-TV, the NBC affiliate serving Fort Wayne, Indiana, from New Vision Group, LLC (“New Vision Television”) for approximately $43.5 million, pursuant to the terms and conditions of a stock purchase agreement, dated April 23, 2004.

In addition, a subsidiary of Malara Broadcast Group on March 8, 2005, acquired CBS affiliate KDLH-TV, Duluth, Minnesota-Superior, Wisconsin from New Vision Television and certain of its subsidiaries for approximately $9.5 million, pursuant to the terms and conditions of an asset purchase agreement, dated April 23, 2004. We currently own and operate KBJR-TV, the NBC affiliate serving Duluth-Superior.

On March 8, 2005, we entered into a strategic arrangement with Malara Broadcast Group, under which we provide advertising sales, promotion and administrative services, and selected programming to Malara Broadcast Group-owned stations WPTA-TV and KDLH-TV in return for certain fees that are paid by Malara Broadcast Group to us.

Malara Broadcast Group financed its acquisition of WPTA-TV and KDLH-TV with the proceeds of borrowings pursuant to a Malara Broadcast Group credit agreement (the “Malara Broadcast Group Senior Credit Facility”).  The Malara Broadcast Group Senior Credit Facility provides for two term loans totaling $48.5 million and a revolving loan of $5 million.  The $23.5 million Malara Broadcast Group Tranche A Term Loan, which was secured by a letter of credit, was paid off February 10, 2006, as discussed below.  The $25 million Malara Broadcast Group Tranche B Term Loan and the $5 million revolving loan are secured by the assets of WPTA-TV and KDLH-TV, and guaranteed on an unsecured basis by Granite Broadcasting Corporation.

We do not own Malara Broadcast Group or its television stations. However, as a result of Granite Broadcasting Corporation’s guarantee of the obligations incurred under Malara Broadcast Group’s Senior Credit Facility with respect to the Tranche B Term Loan and the revolving loan and due to our arrangements under the local service agreements and put or call option agreements, under Generally Accepted Accounting Principles in the United States (“U.S. GAAP”), specifically, Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities (“Interpretation 46”) we are required to consolidate Malara Broadcast Group’s financial position, results of operations and cash flows as of December 31, 2004. As we will continue to consolidate WPTA-TV in accordance with the provisions of Interpretation 46, we will not account for the sale of assets of WPTA-TV to Malara Broadcast Group and no gain or loss will be recognized in the consolidated statements of operations.

On February 10, 2006, in accordance with the terms of the Malara Broadcast Group Senior Credit Facility, the letter of credit issued in March 2005 to support the $23.5 million Tranche A Term Loan was drawn upon in satisfaction of Malara Broadcast Group’s obligations to such lenders under the Malara Tranche A Term Loan following non-renewal of the letter of credit.  We paid the reimbursement obligation to the letter of credit issuer on February 10, 2006, using U.S. government securities which had been pledged in support of such obligation.

Under a Reimbursement Agreement, dated as of March 8, 2005 (the “Reimbursement Agreement”), among the Company, Malara Broadcast Group and certain of Malara Broadcast Group’s subsidiaries (the “Malara Borrowers”), the Malara Borrowers agreed to repay us any amounts drawn on the letter of credit plus interest at a rate of 8% per annum.  We reduced to $16.6 million the amount due from the Malara Borrowers to Granite under the Reimbursement Agreement.

On January 13, 2006, we and certain of our subsidiaries entered into a definitive agreement with Television Station Group Holdings, LLC and certain of its subsidiaries to purchase substantially all of the assets of WBNG-TV, Channel 12, the CBS-affiliated television station serving Binghamton and Elmira, New York, for $45 million in cash, subject to closing adjustments (the “WBNG Purchase and Sale Agreement”).  As of February 8, 2006, the sellers have a right to terminate the WBNG Purchase and Sale Agreement because the sales of two stations affiliated with the WB Network were not completed as of such date.  As of March 30, 2006, the sellers have not exercised their right to terminate the WBNG Purchase and Sale Agreement.  On March 8, 2006, the application seeking consent to assign the WBNG-TV license to our subsidiary was granted by the Federal Communications Commission (“FCC”).

Operating Strategy

We seek to increase operating profitability through the following strategies:

Strategically realign station group. We actively seek strategic asset acquisitions and dispositions in order to increase net revenue.  Ideally, these transactions will result in operating more than one television station in a market or geographic region, thereby enabling us to realize substantial near term cost savings and longer term revenue enhancements.  Owning and/or providing services to more than one station in a market is expected to enable us to enhance our revenue share, broaden our audience share and achieve significant operating efficiencies through streamlining our overall cost structure in these markets.  Through contractual agreements with Malara Broadcast Group, since March 8, 2005, we provide advertising, sales, promotion and administrative services, and selected programming to Malara Broadcast Group stations in two of our existing markets. Malara Broadcast Group is 100% owned by an independent third party. In order for both Malara Broadcast Group and us to continue to comply with Federal Communications Commission (“FCC”) regulations, Malara Broadcast Group must maintain complete control over its own stations, including ultimate control over all operations of the stations, such as programming, finances, and personnel.  In addition, we continue to explore selling certain assets, including the WB stations which we believe have significant asset value due to their locations in the sixth and eleventh largest DMAs.

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

Implementing and maintaining cost controls.  We emphasize strict control of station operating expenses through a detailed annual budgeting and monthly forecasting process. We also maintain tight control over staffing levels and capital expenditures.  Through the normal course of maintaining and updating the stations’ technical operations and infrastructure, certain processes will be automated in order to reduce long term operating costs.  During 2005, we continued to implement cost control initiatives at our stations and corporate office. We will continue our cost control initiatives during 2006, and we plan to continually monitor and review each location to ensure we maintain our cost controls. In developing the selection of syndicated programs, we evaluate a program’s cost and projected profitability and its potential relative to other programming alternatives.  We anticipate our annual programming obligations to continue to decline on a same station basis.

The Stations and Markets

The stations that we own and the stations to which we provide services under local services agreements operate in geographically diverse markets, which minimize the impact of regional economic downturns.  With respect to the stations we own, as of December 31, 2005, two stations are located in the west region (KBWB—San Francisco, California and KSEE—Fresno, California), four stations are located in the mid-west region (WDWB— Detroit, Michigan, WEEK—Peoria, Illinois, WISE—Fort Wayne, Indiana and KBJR—Duluth, Minnesota) and two stations are located in the northeast region (WKBW—Buffalo, New York and WTVH— Syracuse, New York). As of December 31, 2005, four of the eight stations we own are affiliated with NBC, one is affiliated with ABC, one is affiliated with CBS and two are affiliated with the WB Network which has announced that it will no longer provide programming to current WB affiliates effective in September 2006.  All three of the stations to which we provide services under local services agreements are located in the mid-west region (WPTA-Fort Wayne, Indiana, KDLH-Duluth, Minnesota and WAOE- Peoria, Illinois).  WPTA is affiliated with ABC, KDLH is affiliated with CBS and WAOE is affiliated with UPN.

Owned Stations.  The following is a description of each of the television stations we own, as of December 31, 2005:

KBWB, San Francisco-Oakland-San Jose, California

KBWB, commenced broadcasting in 1968 and became a WB affiliate in 1995. On January 24, 2006, the WB Network announced that it will no longer provide programming to current WB affiliates effective in September 2006. On September 8, 2005, we entered into a definitive agreement to sell KBWB to an affiliate of AM Media Holdings, LLC. However, the unexpected decision by the WB Network to no longer provide programming to current WB affiliates effective in September 2006 has made the sale of KBWB-TV on an acceptable basis much less certain at the current time.  We acquired KBWB from Pacific FM, Incorporated in July 1998.  San Francisco-Oakland-San Jose is currently the 6th largest DMA in the country, comprising ten counties and approximately 2.4 million television households, according to Nielsen.

KBWB’s strength is in its ability to attract teens, young adults and families.  A WB affiliate since 1995, KBWB’s prime time line up includes popular WB programs such as Gilmore Girls, Smallville, Everwood, 7th Heaven, Charmed, One Tree Hill and Reba.  The station’s syndicated programming includes talk-relationship shows such as Jerry Springer and Blind Date and situation comedies such as My Wife & Kids, King of the Hill,, Home Improvement and Fresh Prince of Bel-Air.  According to Jim, the hit ABC sitcom, joins the line-up in September 2006.  In the fall 2006 KBWB will become a true independent serving the Bay Area.  The station is in the process of creating a new station brand and prime time program schedule that will allow the station to thrive as an independent, to provide new flexibility for sponsorship and added value for advertisers, and to realize a significant increase in advertisement inventory.

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

WDWB, Detroit, Michigan

WDWB, commenced broadcasting in 1968 and is a WB affiliate.  On January 24, 2006, the WB Network announced that it will no longer provide programming to current WB affiliates effective in September 2006. We acquired WDWB from WXON-TV, Incorporated in January 1997.  On September 8, 2005, we entered into a definitive agreement to sell WDWB to an affiliate of AM Media Holdings, LLC. However, the unexpected decision by the WB Network to no longer provide programming to current WB affiliates effective in September 2006 has made the sale of WDWB on an acceptable basis much less certain at the current time.

Detroit is currently the 11th largest DMA in the country, comprising nine counties and approximately 1.9 million television households.

WDWB is a WB Network affiliate that targets an audience of young adults, teens and families with children.  WDWB’s prime time line up includes popular WB programs such as 7th Heaven, Everwood, Gilmore Girls, Smallville, One Tree Hill, Jack & Bobby, Charmed and Reba.  The station’s syndicated programming includes prime time reality hit Fear Factor, relationship shows such as Blind Date, Cheaters and 5th Wheel, and situation comedies such as Will & Grace, Home Improvement, Cheers, Fresh Prince of Bel-Air and Who’s the Boss.

In October 2004, WDWB became the new broadcast home for the NBA World Champions, the Detroit Pistons. The multi-year deal includes game carriage, ancillary programs and specials, promotional opportunities and community affairs projects.

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

WKBW, Buffalo, New York

WKBW commenced broadcasting in 1958 and is an ABC Network affiliate.  We acquired WKBW from Queen City Broadcasting, Incorporated in June 1995.

Buffalo is currently the 49th largest DMA in the country, comprising ten counties and approximately 644,000 television households.

WKBW has a strong news organization and broadcasts 6.5 hours of locally produced programming per weekday.  The station’s morning show, “AM Buffalo” is the only locally produced program of its kind in the market and has been airing at 10 am for 25 years and is often the second most watched program in its time period.  In September 2002, the station launched the market’s first locally produced information and entertainment program at 4:00 p.m. called “PM Buffalo” (formerly known as “Western New York Live”). The station’s syndicated programming includes shows such as Live with Regis and Kelly, Wheel of Fortune and Jeopardy.  WKBW consistently achieves prime time ratings that are higher than the ABC prime time national average.

The Buffalo economy is centered on manufacturing, government, health services and financial services.  The average household effective buying income, or EBI, in the DMA was $40,000 according to estimates provided in the BIA Report.  Leading employers in the area include General Motors, Ford Motor Company, American Axle and Manufacturing, M&T Bank, HSBC Bank, Roswell Park Cancer Institute, Buffalo General Hospital, Tops Markets and Verizon.

KSEE, Fresno-Visalia, California

KSEE commenced broadcasting in 1953 and is an NBC affiliate.  We acquired KSEE from Meredith Corporation in December 1993.

Fresno-Visalia is currently the 56th largest DMA in the country, comprising six counties and approximately 546,000 television households.

KSEE is a strong news station which competitively battles and often surpasses long-time news leader KSFN, an ABC owned and operated station, in the key demographics. The Fresno broadcast market consists of nine over-the-air television stations which includes three Hispanic stations.  KSEE broadcasts 5 hours of local news per weekday, including the market’s first locally produced 4:00 p.m. newscast, launched in September 2002.  The station’s syndicated programming includes shows such as Dr. Phil and Inside Edition.

The Fresno-Visalia market is a diverse and growing populace which is expected to grow by 1.7% through 2008. Although agriculture is the backbone of the market, new business continues to expand to the market to take advantage of the growing population and the low cost of living for a major California city. No single employer or industry dominates the local economy.  The average household EBI in the DMA was $40,571, according to estimates provided in the BIA Report.  The Fresno-Visalia DMA is also the home of several universities, including California State University- Fresno.

WTVH, Syracuse, New York

WTVH commenced broadcasting in 1948 and is a CBS affiliate.  We acquired WTVH from Meredith Corporation in December 1993.

Syracuse is currently the 76th largest DMA in the country, comprising eight counties and approximately 398,000 television households. The station’s prime time programming generally ranks first or second in the adults’ 25-54 ratings category.

WTVH broadcasts 4.5 hours of locally produced programming per weekday. In addition, WTVH broadcasts 1.5 hours of news per day (7.5 hours per week) for WSYT (FOX) as part of a shared services agreement which will cease in April 2006.  The station’s syndicated programming includes shows such as Martha Stewart, Wheel of Fortune and Jeopardy. WTVH is also the exclusive home in Syracuse of the NFL’s Buffalo Bills pre-season games and coaches shows.

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

Fort Wayne is currently the 105th largest DMA in the country, comprising twelve counties and approximately 271,000 television households.

The station’s syndicated programming includes shows such as Live with Regis and Kelly,Ellen and in the fall 2006, Dr. Phil and Seinfeld.

The Fort Wayne economy is centered on manufacturing, healthcare, communications, insurance, financial services and aerospace.  The average household EBI in the DMA was $45,100, according to estimates provided in the BIA Report.  Leading employers located in the area include Lincoln National Life Insurance, General Electric, General Motors, Verizon, Dana, Uniroyal Goodrich and ITT Aerospace.  Fort Wayne is also the home of several universities, including the joint campus of Indiana University and Purdue University at Fort Wayne.  Two major hospital systems, Lutheran Health and Parkview Health, make Fort Wayne a regional medical center that serves four states.

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

WEEK is the perennial market news leader, broadcasting 4.5 hours of local news per weekday and ranking number one in every newscast and in every key time period.  For nine of the last eleven years, the Illinois Broadcaster’s Association has named WEEK Station of the Year. The station’s syndicated programming includes shows such as Dr. Phil, Oprah, and Seinfeld.

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

Duluth, MN-Superior, WI is currently the 137th largest DMA in the country, comprising twelve counties and approximately 169,000 television households.  The station’s newscasts rank number 1 in every time period in total audience and in the key adults 25-54 ratings category.  Prime time programming generally ranks higher than the average for NBC affiliates.

KBJR is a strong competitor in the market, broadcasting 4 hours of local news per weekday.  The station’s syndicated programming includes shows such as The Tony Danza Show, Dr. Phil, Jeopardy and Wheel of Fortune.  We also own Channel 11 License, Inc., the licensee of television station KRII, Channel 11, Chisholm, Minnesota, a satellite station that transmits the signal of KBJR into the northern section of the DMA. Although KRII predominantly rebroadcasts the KBJR signal, KRII broadcasts unique news and weather content, as well as certain commercials, separately to this region. KBJR also airs United Paramount Networks, or UPN, programming over its DTV signal that is carried by virtually all cable operators in the DMA.

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

Stations owned by Malara Broadcast Group to which we provide services.  The following is a description of each of the television stations to which we provide services under local service agreements since March 8, 2005:

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

Fort Wayne is currently the 105th largest DMA in the country, comprising twelve counties and approximately 271,000 television households.  See the description of television station WISE-TV above for additional information on the Fort Wayne, Indiana area.

KDLH, Duluth, Minnesota-Superior, Wisconsin

KDLH commenced broadcasting in 1954 and is a CBS affiliate.  Malara Broadcast Group acquired KDLH from New Vision Television in March 2005.  We entered into local services agreements with respect to KDLH on March 8, 2005.

The station’s syndicated programming includes shows such Montel Williams, Judge Judy, Oprah, Seinfeld and Access Hollywood.

Duluth, MN-Superior, WI is currently the 137th largest DMA in the country, comprising twelve counties and approximately 169,000 television households.  See the description of television station KBJR-TV above for additional information on the Duluth, Minnesota-Superior, Wisconsin area.

Station owned by Four Seasons Broadcast Company to which we provide services.  The following is a description of the television stations to which we provide services under local service agreements, as of September 1, 2005:

WAOE, Peoria-Bloomington, Illinois

WAOE commenced broadcasting in 1998 and is a UPN affiliate (and will be an affiliate of MyNetworkTV effective September 2006).  Four Seasons Broadcast Company has owned and operated WAOE since its inception.  We entered into local services agreements with respect to WAOE on September 1, 2005.

The station’s syndicated programming includes shows such as Friends, That 70’s Show, Malcolm in the Middle, Judge Judy and Jerry Springer.

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

Employees

As of March 15, 2006, we employed 749 persons, comprised of 684 full-time and 65 part-time or temporary employees, of whom 261 are represented by three unions pursuant to agreements expiring at various times in 2006, 2007 and 2008.  We believe our relations with our employees are good.

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

We have entered into affiliation agreements with networks for each of the stations we own.  KSEE, WEEK, WISE (acquired March 8, 2005) and KBJR are affiliated with NBC, WKBW is affiliated with ABC, WTVH is affiliated with CBS, and KBWB and WDWB stations are affiliated with WB.  WPTA, which we sold on March 7, 2005 to Malara Broadcast Group, is affiliated with ABC.  With respect to the two stations that are owned by Malara Broadcast Group to which since March 8, 2005, we provide services under local services agreements, KDLH is affiliated with CBS and WPTA is affiliated with ABC. WAOE, which is owned by Four Seasons Broadcast Company, is affiliated with UPN.

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

Under the affiliation agreements with the WB network, KBWB and WDWB each pays an affiliation fee for the programming each station receives pursuant to its affiliation agreement. On January 24, 2006, the WB network announced that effective September 2006, the WB network and the UPN network will form a new network and no longer provide programming to their respective networks.  The unexpected decision by the WB Network to no longer provide programming to current WB affiliates has made our planned sales of KBWB and WDWB on an acceptable basis much less certain at the current time.

The network affiliation agreements expire on the following dates:

Station	Network affiliation	Status (1)	Affiliation agreement expiration date
WDWB	WB	O&O (4)	May 31, 2007 (5)
WKBW	ABC	O&O	June 30, 2013
WPTA	ABC	LSA (2), (3)	June 30, 2013
WISE	NBC	O&O (2)	January 1, 2011
WTVH	CBS	O&O	December 31, 2015
KBWB	WB	O&O (4)	January 9, 2008 (5)
KSEE	NBC	O&O	December 31, 2011
WEEK	NBC	O&O	December 31, 2011
KBJR	NBC	O&O	December 31, 2011
KDLH	CBS	LSA (3)	June 30, 2015

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

(4)            On September 8, 2005, we entered into a separate definitive agreements to sell KBWB-TV, UHF Channel 20, the WB affiliate serving San Francisco, California and WDWB-TV, UHF Channel 20, the WB affiliate serving Detroit, Michigan to affiliates of AM Media Holdings, LLC.  However, the unexpected decision by the WB Network to no longer provide programming to current WB affiliates effective in September 2006 has made sales of those stations on an acceptable basis much less certain at the current time.  For information regarding the current status of such agreements, please see “Recent Developments.”

(5)            On January 24, 2006 the WB network announced that effective September 2006, the WB network will no longer provide programming to current WB affiliates of their network.

In addition to these network affiliation agreements, we deliver WB programming on leased cable channels in Fort Wayne, Indiana and Duluth, Minnesota—Superior, Wisconsin. In the Duluth, Minnesota—Superior, Wisconsin, we deliver UPN programming on one of KBJR’s digital streams, which programming is retransmitted in analog format by certain major cable systems in the DMA.  In addition, KRII multicasts Weather Plus on another of KBJR’s digital streams.

Under each of the affiliation agreements, the networks may terminate the agreement upon advance written notice under the circumstances specified in the agreements.  On January 24, 2006, the WB network announced that effective September 2006, the WB network and the UPN network will form a new network and no longer provide programming to their respective networks. With the exception to the WB network affiliations (as discussed above), we have no reason to believe that the our network affiliation agreements for our other stations that we own, operate, program or provide sales and other services to will not be renewed when they expire.

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

In addition, video compression techniques, now in use with direct broadcast satellites and for cable, are expected to permit a greater number of channels to be carried within existing bandwidth. These compression techniques, as well as other technological developments, are applicable to all video delivery systems, including over-the-air broadcasting and other non-broadcast commercial applications, and have the potential to provide vastly expanded programming to highly targeted audiences. Reduction in the cost of creating additional channel capacity could lower barriers to entry for new channels and encourage the development of increasingly specialized niche programming.  This ability to reach very narrowly defined audiences may alter the competitive dynamics for advertising expenditures.

We are unable to predict the effect that these or other technological changes will have on our business or ability of the stations to compete in their markets.  Commercial television broadcasting may face future competition from interactive video and data services that provide two-way interaction with commercial video programming, along with information and data services that may be delivered by commercial television stations, cable television, direct broadcast satellites, multi-point distribution systems, multi-channel multi-point distribution systems or other video delivery systems.  In addition, actions by the FCC, Congress and the courts all suggest an increased future involvement in the provision of video services by telephone companies.  The Telecommunications Act of 1996 lifted the prohibition on the provision of cable television services by telephone companies in their own telephone areas subject to regulatory safeguards and permits telephone companies to own cable systems under certain circumstances.  SBC Communications Inc. and Verizon Communications Inc. have recently begun to expand their respective fiber-optic networks in order to offer Internet Protocol-based video services to their customers.  The entry into the video programming distribution market by these entities and other telephone companies could increase the competition the stations face from other distributors of video programming.

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

If the FCC cannot make this finding, it may deny a renewal application, and accept other applications to operate the station of the former licensee.  In the vast majority of cases, the FCC renews broadcast licenses even when petitions to deny are filed against broadcast license renewal applications.  All of our existing licenses are in effect and with the exception of WDWB, either have license renewal applications pending or will file renewal applications during 2006 and 2007.  The main station licenses for our, Malara Broadcast Group’s, and Four Season Broadcast Company’s television stations expire on the following dates:

Station	Status(1)	License expiration date
WPTA(TV)	LSA (2)(3)	August 1, 2005
WISE-TV	O&O (2)	August 1, 2005
WDWB(TV) (4)	O&O	October 1, 2013
WEEK-TV	O&O	December 1, 2005
WAOE(TV)	LSA(5)	December 1, 2005
KBJR-TV	O&O	December 1, 2005
KRII(TV) (6)	O&O	April 1, 2006
KDLH(TV)	LSA (3)	April 1, 2006
KSEE(TV)	O&O	December 1, 2006
KBWB(TV) (4)	O&O	December 1, 2006
WTVH(TV)	O&O	June 1, 2007
WKBW-TV	O&O	June 1, 2007

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

(4)                                 On September 8, 2005, we entered into a separate definitive agreements to sell KBWB-TV, UHF Channel 20, the WB affiliate serving San Francisco, California and WDWB-TV, UHF Channel 20, the WB affiliate serving Detroit, Michigan to affiliates of AM Media Holdings, LLC. However, the unexpected decision by the WB Network to no longer provide programming to current WB affiliates effective in September 2006 has made sales of those stations on an acceptable basis much less certain at the current time.  For information regarding the current status of such agreements, please see “Recent Developments”.

(5)                                 On September 1, 2005, we entered into a strategic arrangement with Four Seasons Broadcast Company, under which we will provide advertising sales, promotion and administrative services to Four Seasons Broadcast Company-owned station WAOE (TV) in return for certain fees that will be paid by Four Seasons Broadcast Company to us.

(6)                                 KRII, Channel 11, Chisholm, Minnesota, is a satellite station that transmits the signal of KBJR into the northern section of the DMA.  Although KRII predominantly rebroadcasts the KBJR signal, KRII broadcasts unique news and weather content, as well as certain commercials, separately to this region. KBJR also airs UPN programming over its DTV signal that is carried by virtually all cable operators in the DMA.

Although there can be no assurances that our licenses will be renewed, we are not aware of any facts or circumstances that would prevent us from having our licenses renewed.

Ownership Restrictions

The Communications Act also prohibits the assignment of a license or the transfer of control of a licensee without prior approval of the FCC.  In its review process, the FCC considers financial and legal qualifications of the prospective assignee or transferee and also determines whether the proposed transaction complies with rules limiting the common ownership of certain attributable interests in broadcast, cable, and newspaper media on a local and national level.  The FCC’s restrictions on multiple ownership could limit the acquisitions and investments that we make or the investments other parties make in us.  However, none of our officers, directors or holder of voting common stock currently has attributable or non-attributable interests that violate the FCC’s ownership rules currently in effect. As discussed below, the FCC released a comprehensive media ownership order on July 2, 2003 in which it revised many of its media ownership rules.

On June 2, 2003, the FCC modified its media ownership rules.  The revised media ownership rules were to become effective on September 4, 2003.  However, on September 3, 2003, the U.S. Court of Appeals for the Third Circuit stayed the effectiveness of the new rules.  On June 24, 2004, the Third Circuit issued a decision finding virtually all of the modified media ownership rules without support and remanding the proceeding back to the FCC for further consideration.  The stay of the modified media ownership rules remains in effect pending the FCC’s review on remand except with respect to certain limited aspects of the FCC’s media ownership order, including the FCC’s revised definition of local radio market.  The modified media ownership rules also are subject to pending petitions for reconsideration filed with the FCC.  We are unable to predict the eventual outcome of the reconsideration petitions, or the outcome of the FCC’s review on remand.  We are unable to predict the potential effect any changes would have on our business.

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

In its recent media ownership order, the FCC concluded that a radio joint advertising sales agreement in which a same-market radio station was the broker for more than 15 percent of the brokered radio station’s weekly advertising time would constitute an attributable interest for the broker in the brokered radio station.  As a result, the FCC would count the brokered radio station towards the broker’s permissible ownership totals under the revised radio ownership rules.  The Third Circuit affirmed the FCC’s decision with respect to attribution of these radio joint sales agreements. The FCC did not attribute same-market joint sales agreements for television stations in its media ownership order. However, on August 2, 2004, the FCC initiated a proceeding to seek comment on whether to attribute same-market television joint sales agreements.  We cannot predict whether the FCC will decide to attribute television joint sales agreements.

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

The Company has entered into shared services and advertising representation agreements with Four Seasons Peoria, LLC, the licensee of television station WAOE, Peoria, Illinois.  Under this agreement, the Company provides certain administrative services and sells all of the station’s available advertising time.

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

Television Duopoly Rule

Prior to the adoption of the July 2003 media ownership order, the FCC’s television duopoly rule permitted parties to own up to two television stations in the same designated market area as long as at least eight independently owned and operating full-power television stations, or “voices,” would remain in the market post-acquisition, and at least one of the two stations was not among the top four ranked stations in the designated market area based on specified audience share measures.  Under the duopoly rule, once a company acquires a television station duopoly, the joint owner is not required to divest either station if the number of voices within the market subsequently falls below eight, or if either of the two jointly-owned stations later is ranked among the top four stations in the market; however, the multiple television station owner can sell the television combination to a third party only if the joint ownership is in compliance with the duopoly rule at the time of the sale to the third party.

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

Under its previous rules, the FCC could grant a waiver of the television duopoly rule if one of the two television stations was a failed or failing station, if the proposed transaction would result in the construction of an unbuilt television station or if compelling public interest factors were present, provided that a waiver applicant demonstrated that no reasonable out-of-market buyer was available.  The FCC generally retained this waiver standard in the media ownership order but removed its requirement that an applicant demonstrate the absence of an out-of-market buyer.  In addition, the FCC provided for a case-by-case review of waiver requests other than those based on a failed, failing, or unbuilt station in markets with 11 or fewer stations, in recognition that consolidation in markets of this size could lead to significant public interest benefits in some circumstances.  The FCC also imposed two limitations on waivers once they are granted.  First, at the end of the merged stations’ license terms, the combined stations’ owner must provide a specific factual showing of the public interest benefits provided from the merger and must certify that the public interest benefits promised by the merger are being fulfilled. Second, a combination owner may not assign or transfer a station combination involving a station acquired pursuant to a waiver unless the assignee or transferee demonstrates that the proposed transaction complies with the waiver standard at the time of the acquisition.

Prior adoption of the media ownership order satellite stations authorized to rebroadcast the programming of a parent station located in the same designated market area were exempt from the duopoly rule.  The FCC retained this satellite exemption in the media ownership order.  As a result, our common ownership of KBJR and KRII is fully consistent with the television duopoly rule under the previous or modified rules.

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

Cross-Ownership Rules

There are no FCC rules governing broadcast/cable cross-ownership.  Prior to the adoption of the media ownership order the FCC’s broadcast/newspaper cross-ownership rule further prohibited the common ownership of a broadcast television station and a daily newspaper in the same local market.  The FCC’s radio/television cross-ownership rule also restricted the common ownership of television and radio stations in the same market.  Under the previous rules, one entity could own up to two television stations and six radio stations in the same market provided that:

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

Indecency

In 2004, the FCC imposed substantial fines on television broadcasters for the broadcast of indecent material in violation of the Communications Act and its rules. The FCC also revised its indecency review analysis to more strictly prohibit the use of certain language on  television stations.  On March 15, 2006, the FCC released several orders in which it imposed fines on television stations for the broadcast of indecent content.  In one of these orders, the FCC assessed against KDLH a monetary forfeiture in the amount of $32,500 for its broadcast of the CBS program “Without a Trace.”  Because the programming broadcast by stations owned by us and Malara Broadcast Group is in large-part comprised of programming provided by the networks with which the stations are affiliated, we and Malara Broadcast Group do not have full control over what is broadcast on our stations, and we and Malara Broadcast Group may be subject to the imposition of fines if the FCC finds such programming to be indecent. In addition, Congress currently is considering legislation that will substantially increase the maximum amount the FCC can fine broadcasters for the broadcast of indecent programming and may consider permitting the FCC to institute license revocation proceedings against any station which repeatedly violates the indecency regulations.

Must Carry/Retransmission Consent

The Cable Television Consumer Protection and Competition Act of 1992, or Cable Act, and the FCC’s implementing regulations give television stations the right to control the use of their signals on cable television systems.  Under the Cable Act, at three year intervals beginning in June 1993, every qualified television station is required to elect whether it wants to avail itself of must-carry rights or, alternatively, to grant retransmission consent.  Whether a station is qualified depends on factors such as the number of activated channels on a cable system, the location and size of a cable system, the amount of duplicative programming on a broadcast station and the signal quality of the station at the cable system’s head end.  If a television station elects retransmission consent, cable systems are required to obtain the consent of that television station for the use of its signal and could be required to pay the television station for such use.  The Cable Act further requires mandatory cable carriage of all qualified local television stations electing their must-carry rights or not exercising their retransmission rights.  Under the FCC’s rules, television stations were required to make their latest periodic election between must-carry and retransmission consent status by October 1, 2005, for the period from January 1, 2006 through December 31, 2008.  Television stations that failed to make an election by the specified deadline are deemed to have elected must-carry status for the relevant three-year period.  For the three year period beginning January 1, 2006, each of our stations has either elected its must-carry rights, entered into retransmission consent agreements, or obtained an extension to permit us to continue negotiating a retransmission consent agreement with substantially all cable systems in its designated market area.

On February 25, 2005, the FCC released an order resolving the scope of the cable systems’ carriage obligations with respect to digital broadcast signals during and following the national transition from analog to digital television, or DTV, service.  In its order, the FCC affirmed its earlier tentative conclusion that broadcasters will not be entitled to mandatory carriage of both their analog and DTV signals.  In addition, the FCC affirmed its prior determination that cable operators are not required to carry more than a single digital programming stream from a DTV broadcast station.  As a result, cable systems are required to carry only the primary DTV programming streams of each of our stations.  However, our stations remain free to negotiate for carriage of additional DTV programming streams on cable systems. The digital carriage rules are subject to pending petitions for reconsideration filed with the FCC.  We are unable to predict the eventual outcome of the reconsideration petitions or the potential effect any changes would have on our business.

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

On November 30, 2005, the FCC released an order establishing rules for satellite carriage of “significantly viewed” analog and digital television signals.  Among other things, these rules require that a subscriber receive the analog signal of the local network affiliate as a precondition to receiving the analog signal of a “significantly viewed” station affiliated with the same network and that satellite carriers offer the local network affiliate and the “significantly viewed” signals at a comparative bit rate.  On January 26, 2006, DirecTV, Inc. and EchoStar Satellite LLC filed with the FCC a petition for reconsideration of these rules.  We are unable to predict the eventual outcome of the reconsideration petition or the outcome of the potential effect any changes would have on our business.

Pursuant to the satellite compulsory license, satellite carriers have begun to offer local broadcast signals to subscribers in some of the nation’s large and mid-sized television markets.  As of March 2006, satellite carriers DirecTV and EchoStar both carried the signals of our stations KBWB, and WDWB, which are under separate contracts of sale to affiliates of AM Media Holdings, LLC, and WKBW, KSEE and KBJR.

Digital Television

Pursuant to the Telecommunications Act of 1996, the FCC has adopted rules authorizing and implementing digital television, or DTV, service, technology that should improve the quality of both the audio and video signals of television stations. The FCC has “set aside” channels within the existing television spectrum for DTV and limited initial DTV eligibility to existing television stations and certain applicants for new television stations.  The FCC has adopted a DTV table of allotments as well as service and licensing rules to implement DTV service.  The DTV allotment table provides a channel for DTV operations for each existing broadcaster and is intended to enable existing broadcasters to replicate their existing analog service areas.  The affiliates of CBS, NBC, ABC and Fox in the ten largest U.S. television markets were required to initiate commercial DTV service with a digital signal by May 1, 1999.  Affiliates of these networks located in the 11th through the 30th largest U.S. television markets were required to begin DTV operation by November 1, 1999.  All other commercial stations were required to construct DTV facilities by May 1, 2002.  KBWB, WEEK, KSEE, WDWB, WKBW and WPTA have initiated full-power operation of their DTV facilities pursuant to an FCC license.

In November 2001, the FCC modified its digital television transition rules in an effort to ease the burden of the required build out. Among other changes, the FCC relaxed its build out requirements by allowing stations to seek special temporary authorizations to construct the minimum DTV facilities required to serve their respective community of license.  Stations operating pursuant to such special temporary authorizations are considered to have met their respective DTV construction deadline. Pursuant to the FCC’s relaxed DTV build out requirements, WISE, KBJR, WTVH, and KDLH completed construction of their DTV facilities and operate their DTV facilities pursuant to special temporary authorizations for reduced power operation.  We may request additional six-month extensions of WISE’s, KBJR’s, WTVH’s and KDLH’s special temporary authorizations as necessary, which we believe are likely to be granted under the FCC’s current rules.

Congress has mandated that broadcasters convert to DTV service, terminate their existing analog service and surrender one of their two television channels to the FCC, on or before February 17, 2009.

On September 7, 2004, the FCC completed its second periodic review of its rules and policies affecting the national transition to digital television.  In the order, the FCC established deadlines by which DTV stations are required to replicate their respective analog service areas.  DTV stations in the top 100 television markets which are affiliated with the top-four networks (i.e., ABC, CBS, Fox, and NBC) are required to replicate their respective analog service areas by July 1, 2005, or risk losing interference protection to their unreplicated service areas.  All other DTV stations must replicate their respective analog service areas by July 1, 2006, or risk losing interference protection to their unreplicated service areas.  KBWB, WDWB, WKBW, KSEE, and WTVH were subject to the July 1, 2005 deadline.  On July 1, 2005, WTVH filed with the FCC a request for an extension of the July 1, 2005 deadline, which request remains pending.  If the FCC denies WTVH’s request, WTVH will lose interference protection for a portion of its analog service area.  We are unable to predict whether the FCC will grant WTVH’s request.  All other DTV stations must replicate their respective analog service areas by July 1, 2006, or risk losing interference protection to their unreplicated service areas.  Granite-owned stations WISE, WEEK, KBJR, and KRII, are subject to the July 1, 2006 deadline, as are Malara Broadcast Group-owned stations WPTA and KDLH and Four Seasons Broadcast Company-owned station WAOE.  The Company anticipates that these stations will fully replicate their respective service areas by this date.

In addition, in the second periodic review order, the FCC instituted a DTV channel election process under which television stations, including satellite television stations, must select the DTV channel on which they plan to operate digitally at the end of the DTV transition period.  This DTV channel election process is being implemented in several rounds.  The first round of DTV channel elections occurred on February 10, 2005 and the second round of DTV channel elections occurred on October 24, 2005.  The third round of DTV channel elections is expected to occur during the first half of  2006.  Following the conclusion of the final round of DTV channel elections, the FCC will issue a new DTV table of allotments.  In the first round of DTV channel elections, KBWB, WDWB, WKBW, KSEE, WTVH, WISE-TV, WPTA, KBJR, and KDLH elected their current digital channel assignment for their post-transition DTV operations.  WEEK, KRII, and WAOE elected their current analog station for their post-transition DTV operations.  With the exception of KBWB and WEEK, the FCC approved these tentative channel selections on June 23, 2005.  The FCC determined that channel conflict exists with respect to KBWB’s and WEEK’s channel election and, on August 8, 2005, KBWB and WEEK filed channel conflict resolution applications with the FCC, which applications remain pending.

The FCC also has adopted rules that permit DTV licensees to offer ancillary or supplementary services on their DTV channels under certain circumstances.  The FCC rules further require DTV licensees to pay a fee of 5% of the gross revenues received from any ancillary or supplemental uses of the DTV spectrum for which the company charges subscription fees or other specified compensation.  No fees will be due for commercial advertising revenues received from free over-the-air broadcasting services.  The FCC recently adopted rules intended to protect digital television transmissions from unauthorized redistribution. Specifically, the FCC adopted use of a mechanism known as the “broadcast flag” to protect digital transmissions from unauthorized redistribution and also established rules to ensure that equipment on both the transmission and reception side is capable of giving effect to the broadcast flag.  The FCC also has initiated a notice of inquiry to examine whether additional public interest obligations should be imposed on DTV licensees.  Various proposals in this proceeding would require DTV stations to increase their program diversity, focus more programming and resources on addressing local issues and political discourse, increase access for disabled viewers and improve emergency warning systems.  This proceeding remains pending.  On November 24, 2004, the FCC released an order requiring DTV stations to provide children’s educational and informational programming on their primary DTV program stream and on any additional DTV program streams.  The FCC also has sought comment on adopting regulations governing the use of interactive technologies during children’s television programming.  On February 2, 2005, interested parties filed petitions for reconsideration of certain aspects of the order imposing children’s television programming obligations on DTV broadcasters. Interested parties have also filed petitions for judicial review in the U.S. Court of Appeals for the Sixth Circuit and the U.S. Court of Appeals for the District of Columbia Circuit.  These petitions have been consolidated in the U.S. Court of Appeals for the Sixth Circuit.  On February 9, 2006, the petitioning parties filed with the FCC a joint proposal recommending modifications or clarifications for several of the children’s television rules.  The petitioning parties agreed that if the FCC adopts the joint proposal, they will withdraw their respective legal challenges to the FCC’s rules.  On March 17, 2006, the FCC adopted a second further notice of proposed rulemaking seeking public comment on the joint proposal.We are unable to predict how the FCC will act on the joint proposal.

As discussed above, KRII is a satellite television station that transmits the signal of KBJR into the northern section of the Duluth, Minnesota DMA.  Unlike our other stations, KRII was not allotted a paired DTV channel in the FCC’s initial DTV table of channel allotments because the station had not yet received an analog construction permit or license at the time the table was issued.  The FCC has determined that single-channel satellite television stations like KRII will be permitted to switch, or “flash cut,” from analog to DTV transmissions on their existing channel at the end of the DTV transition period.

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

•                  technical and frequency allocation matters; and

•                  changes to broadcast technical requirements;

We cannot predict whether such changes will be adopted or, if adopted, the effect that such changes would have on our business.

Item 1A.  Risk Factors

We cannot identify nor can we control all circumstances that could occur in the future that may adversely affect our business and results of operations.  Some of the circumstances that may occur and may impair our business are described below.  If any of the following circumstances were to occur, our business could be materially adversely affected.

We have limited sources of liquidity and no working capital facility or other credit facility and therefore will not be able to service all of our obligations, absent changes in our operations or capital structure.

Our sources of available liquidity is our cash (approximately $8,300,000 as of March 15, 2006).  Absent changes to our capital structure and station ownership we will not have enough cash to make the interest payment of $19,744,000 on our Notes on June 1, 2006 or otherwise service our existing obligations on an ongoing basis.  Lack of liquidity would have a material adverse effect on our ability to implement our business strategy and continue as a going concern. We have engaged the services of Houlihan Lokey Howard & Zukin as our financial advisor to assist us in the evaluation of strategic options and to advise us on available financing and capital restructuring alternatives. There can be no assurance that any transaction will occur or, if one is undertaken, of its potential terms or timing. See “Liquidity and Capital Resources” in our Management’s Discussion and Analysis for further details.

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

We would like to own or provide services to affiliated television stations with a strong local news presence, particularly in television markets in which we already operate a station. We are actively pursuing this strategy which includes the creation of arrangements with in-market television stations through ownership of one station and a combination of agreements (such as shared services, local services, sales representation, marketing, operating, guarantees or other agreements and arrangements) with a second station in that market. While these agreements take varying forms, a typical local services agreement, for example, is an agreement between two separately owned television stations serving the same market, whereby the owner of one station provides operational assistance to the other station, subject to ultimate editorial and other controls being exercised by the latter station’s owner. By operating or entering into a local services agreement with a second television station in a market in which we own a station, we believe that we could achieve significant operational efficiencies, broaden our audience reach and enhance our ability to capture more advertising spending in a given market. While these types of arrangements have been approved by the FCC pursuant to delegated authority as consistent with current FCC rules and policies, there can be no assurances that the FCC will continue to permit agreements as a means of creating opportunities for arrangements with in-market television stations, that the FCC will not assert its authority over the FCC staff in this area (which may result in modifications to current policy) or that the FCC’s treatment of these types of arrangements we may enter into will be consistent with the treatment described above or on terms that will permit us to realize the benefits described above. Specifically, the FCC may change its current policies with regard to the regulatory treatment of and acceptability of certain terms and conditions of such arrangements for a variety of reasons, such as in response to direction from legislators or public opinion, in a way that prevents such arrangements or requires significant modifications to the financial or other material terms of such arrangements. For example, the FCC recently initiated a proceeding to seek comment on whether to attribute same-market television joint sales agreements.  We cannot predict whether the FCC will decide to attribute television joint sales agreements.  See “Business —FCC Regulation of Television Broadcasting’’ and ‘‘Business—Attribution” under Item 1.  If the FCC, on its own initiative or in response to a third party complaint, were to challenge such arrangements and determine that such arrangements constitute attributable interests in violation of, or otherwise violate, the FCC’s rules or policies, we may be unable to implement this business strategy or be required to revise or terminate existing arrangements, and we could be subject to sanctions, fines and/or other penalties. Any such change in FCC policies concerning arrangements involving joint sales agreements, local services agreements, guarantees or similar agreements could limit our ability to establish or maintain arrangements with other in-market television stations and implement our acquisition strategy.

Current FCC ownership rules or revised FCC ownership rules, whether revised through FCC action, judicial review or federal legislation, may limit our acquisition strategy.

FCC ownership rules currently impose significant limitations on the ability of broadcast licensees to have attributable interests in multiple media properties. One of these local market ownership restrictions, known as the television duopoly rule, provides that a single entity may hold an attributable interest in two television stations in the same DMA provided that (1) there are at least eight independently owned and operating full-power television stations in the market following the combination and (2) one of the stations is not ranked among the top four stations in the market at the time of the combination. The FCC’s current rules also permit a waiver of the duopoly rule but only if one of the two television stations is a failed or failing station, if the proposed transaction would result in the construction of an unbuilt television station or if compelling public interest factors are present, provided that a waiver applicant demonstrates that no reasonable out-of-market buyer was available. Under the existing television duopoly rule, absent a waiver, we would not be able to acquire a second station in our existing Big-Three affiliated stations’ markets because our stations and the most likely target stations would be amongst the top-four rated stations in the market. Our ability to obtain a waiver of the existing duopoly rule also is severely restricted because neither our stations nor our most likely target stations would qualify as failed, failing or unbuilt stations. As a result, we would have to demonstrate the presence of compelling public interest factors in order to obtain a waiver. We are unable to predict whether the FCC would grant such a waiver. If we were to acquire a second station in a market pursuant to a waiver of the duopoly rule, we could not sell the duopoly to a third party unless that third party also: (i) obtained a waiver at the time of the proposed sale; or (ii) acquired one of the stations directly and established an operating arrangement —through a local services agreement or otherwise—with another party who then would acquire the second station.

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

The FCC’s modified media ownership rules have not gone into effect because on September 3, 2003, the U.S. Court of Appeals for the Third Circuit stayed the effectiveness of the new rules.  On June 24, 2004, the Third Circuit issued a decision finding virtually all of the media ownership rules without support and remanding the proceeding back to the FCC for further consideration.  The stay of the modified media ownership rules remains in effect pending the FCC’s review on remand, except with respect to certain limited aspects of the FCC’s media ownership order, including the FCC’s revised definition of local radio market.  The modified media ownership rules also are subject to pending petitions for reconsideration filed with the FCC. We are unable to predict the eventual outcome of the reconsideration petitions or the outcome of the FCC’s review on remand. We are unable to predict the potential effect any changes would have on our acquisition strategy.

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

Each of Malara Broadcast Group and Four Seasons Broadcast Company may make decisions regarding the operation of its station that could reduce the amount of cash we might receive under our local services agreements with each of Malara Broadcast Group and Four Seasons Broadcast Company.

Each of Malara Broadcast Group and Four Seasons Broadcast Company are 100% owned by an independent third party.  Malara Broadcast Group owns and operates WPTA and KDLH, and Four Seasons Broadcast Company owns and operates WAOE. As of March 8, 2005, we entered into various local service agreements with Malara Broadcast Group pursuant to which we provide services to Malara Broadcast Group’s stations. In return for the services we provide, we receive substantially all of the available cash, after payment of debt service costs and other expenses, generated by Malara Broadcast Group’s stations. The Company also guarantees all of the obligations incurred under Malara Broadcast Group’s Senior Credit Facility with respect to the term loan B and revolving loan, which were incurred primarily in connection with Malara Broadcast Group’s acquisition of its stations. As of September 1, 2005, we entered into various local service agreements with Four Seasons Broadcast Company pursuant to which we provide services to Four Seasons Broadcast Company’s station. The Company receives a fixed payment for services provided to Four Seasons Broadcast Company plus a commission from advertising revenues generated by the station.

We do not own Malara Broadcast Group or Malara Broadcast Group’s television stations or Four Seasons Broadcast Company or Four Seasons Broadcast Company’s station. However, we are deemed to be the primary beneficial interest holders in Malara Broadcast Group under U.S. GAAP and therefore consolidate their results as part of our consolidated results. In order for our arrangements with such companies to comply with FCC regulations, each of such companies must maintain complete control over its own stations, including ultimate control over all operations of the stations, such as programming, finances, and personnel.  As a result, each such company’s equity holder and officers can make decisions with which we disagree and which could reduce the cash flow generated by these stations and, as a consequence, the amounts we receive under our local service agreements with each of Malara Broadcast Group and Four Seasons Broadcast Company. For instance, we may disagree with the programming decisions of Malara Broadcast Group or Four Seasons Broadcast Company, which programming may prove unpopular and/or may generate less advertising revenue.

A default by Malara Broadcast Group under its Senior Credit Facility (i) gives the lenders thereunder holding the Tranche B Term Loan or the Revolving Loan the right to enforce the Granite Guaranty, and (ii)  triggers a default on the Indenture if the lenders thereunder accelerate the related debt.

Upon the occurrence and during the continuation of an event of default under Malara Broadcast Group’s Senior Credit Facility, the lenders thereunder holding the Tranche B Term Loan or the Revolving Loan could enforce the Granite Guaranty relating to such loans notwithstanding the existence of any dispute between Malara Broadcast Group and any such lender with respect to the existence of such event.  The obligations of Granite Broadcasting Corporation under the Granite Guaranty are independent of the obligations of Malara Broadcast Group under its Senior Credit Facility and the obligations of any other guarantor of obligations of Malara Broadcast Group and a separate action or actions may be brought and prosecuted against Granite Broadcasting Corporation whether or not any action is brought against Malara Broadcast Group or any of such other guarantors and whether or not Malara Broadcast Group is joined in any such action or actions.

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

Approximately 20% of our total revenues for the year ended December 31, 2005 and 2004 consisted of automotive advertising. A significant decrease in these revenues in the future could materially and adversely affect our results of operations and cash flows, which could affect our ability to fund operations and service our debt obligations.

We have a history of net losses and a substantial accumulated deficit.

We have had net losses of $99,382,000 for the year ended December 31, 2005; $83,292,000 for the year ended December 31, 2004 and $46,948,000 for the year ended December 31, 2003, primarily as a result of amortization of intangible assets and debt service obligations. In addition, as of December 31, 2005, we had an accumulated stockholders’ deficit of $430,792,000.  We may not be able to achieve or maintain profitability. The future utilization of a portion of our net operating losses for federal income tax purposes is subject to an annual limitation.

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

In the past, we have generated substantial advertising revenue from political campaign advertising, and to a lesser extent, from broadcasting the Olympics. Political advertising increases in even-numbered years, such as 2006, due to the increase in the number of candidates running for political office.  Revenue from Olympic advertising occurs exclusively in even-numbered years, such as 2006, with the alternating Winter and Summer Games occurring every two years.  In 2004, political election revenue contributed approximately 6.5% of total net revenues.

The revenue generated by stations we operate or provide services to could decline substantially if they fail to maintain or renew their network affiliation agreements on favorable terms, or at all.

The non-renewal or termination of a network affiliation agreement could have a material adverse effect on us. See ‘‘Business—Network affiliation’’ under Item 1. Each of the networks generally provides the affiliated stations we operate or provide services to with 22 hours of prime time programming per week in the case of the Big-Three stations and 13 hours of prime time programming per week in the case of the WB stations. On January 24, 2006, the WB Network announced that it will no longer provide programming to current WB affiliates effective in September 2006. Each of these agreements is subject to periodic renewal. In addition, some of the network affiliation agreements are subject to earlier termination by the networks under specified circumstances including as a result of a change of control of the affiliated stations we operate or provide services to, which would generally result upon the acquisition of 50% of our voting power, with respect to the stations we own, and 50% of Malara Broadcast Group’s voting power, with respect to the stations to which we provide services. W. Don Cornwell through his ownership of all of the outstanding shares of our voting common stock, possess 100% of our voting power. Some of the networks with which our stations are affiliated have required us and other broadcast groups, upon renewal of affiliation agreements, to reduce or eliminate network affiliation compensation and, in specific cases, to make cash payments to the network, and to accept other material modifications of existing affiliation agreements. Consequently the affiliation agreements may not all remain in place and each network may not continue to provide programming or compensation to affiliates on the same basis as it currently provides programming or compensation. If this occurs, we and/or Malara Broadcast Group would need to find alternative sources of programming, which may be less attractive and more expensive.  We have no reason to believe that the network affiliation agreements with the Big Three Networks will not be renewed when they expire.

While we are engaged in dialogue with potential buyers of our two stations affiliated with the WB Network, we must prepare to operate the stations as independents following the WB Network’s September 2006 cessation of operations, requiring that we find alternative sources of programming, which may be less attractive and more expensive.

On January 24, 2006, the WB Network announced that it will no longer provide programming to current WB affiliates effective in September 2006.  We own two stations affiliated with the WB Network, both of which are subject to sales to affiliates of AM Media Holdings, LLC under purchase and sale agreements.  Each station’s buyer advised us that as a result the WB Network’s announcement, such buyer will not be able to proceed with the transaction as contemplated.  On February 14, 2006, we entered into amendments to such purchase and sale agreements, pursuant to which we have the right to market each station to other potential buyers and each party has a right to terminate the purchase and sale agreement, at any time, by providing written notice to the other party with no liability or obligation to such other party.  While there may be further discussions between the Company and the buyers of the stations about the transactions, we are actively engaging in dialogue with other potential buyers because we do not presently have agreements in principle with the buyers with respect to the stations.  The WB Network currently provides 13 hours of prime time programming per week to our two stations affiliated with the WB Network.  Though we are engaged in dialogue with potential buyers of our two stations affiliated with the WB Network, we must prepare to operate the stations as independents following the WB Network’s September 2006 cessation of operations.  We will need to find alternative sources of programming, which may be less attractive and more expensive.

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

During 2003, we experienced a loss of advertising revenue and incurred additional broadcasting expenses due to the initiation of military action. The military action disrupted our television stations’ regularly scheduled programming and some of our clients rescheduled or delayed advertising campaigns to avoid being associated with war coverage. We expect that if the United States engages in other foreign hostilities, there is a terrorist attack against the United States or there is some other extraordinary, newsworthy event, we may lose advertising revenue and incur increased broadcasting expenses due to pre-emption, delay or cancellation of advertising campaigns and the increased costs of providing coverage of such events. We cannot predict the extent and duration of any future disruption to our programming schedule, the amount of advertising revenue that would be lost or delayed or the amount by which our broadcasting expenses would increase as a result. The loss of revenue and increased expenses could negatively affect our results of operations.

We are dependent on key personnel.

W. Don Cornwell, our Chief Executive Officer and Chairman of our Board of Directors has an employment agreement with us. The agreement provides for a two-year employment term, which is automatically renewed for subsequent two-year terms unless advance notice of nonrenewal is given (the current term under such agreement, which was automatically renewed in September 2005, expires September 19, 2007). The agreement provides that Mr. Cornwell will not engage in any business activities during the term of such agreement outside the scope of his employment with us unless approved by a majority of our independent directors. The loss of the services of certain key operating and executive personnel currently employed by us could have an adverse impact on us. There can be no assurance that the services of such personnel will continue to be made available to us. We do not maintain key-man life insurance on any of our employees.

The industry-wide mandatory conversion to digital television requires us to make significant capital expenditures for which we might not see a return on our investment.

The FCC required all commercial television stations in the United States to start broadcasting in digital format by May 1, 2002 unless the FCC granted an extension. Stations may broadcast both analog and digital signals until February 17, 2009, when they must abandon the analog format. In November 2001, the FCC released an order in which it authorized television stations to seek special temporary authorizations to construct the minimum DTV facilities required to serve their respective community of license.  In its second DTV periodic review order, the FCC established July 2005 and July 2006 deadlines by which stations must maximize or replicate their analog service areas, or risk losing interference protection to their unreplicated service areas.  We may not have sufficient resources to make required capital expenditures to broadcast with full power digital transmission.  See ‘‘Business—FCC Regulation of Television Broadcasting’’ and ‘‘Business—Digital Television’’ under Item 1.  In addition, there are efforts in Congress and the FCC to establish a firm DTV transition deadline.  We cannot predict the outcome of these efforts or their impact on the Company.

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

The Satellite Home Viewer Improvement Act of 1999 and the Satellite Home Viewer Extension and Reauthorization Act of 2004 allow direct broadcast satellite television companies to transmit local broadcast television signals to subscribers in local markets provided that they offer to carry all local stations in that market. However, satellite providers have limited satellite capacity to deliver local station signals in local markets.  As of March 2006, satellite carriers DirecTV and EchoStar both carried the signals of our stations KBWB, WDWB, WKBW, KSEE and KBJR. Satellite providers, such as DirecTV and EchoStar, may choose not to carry local stations in any of our other markets. In those markets in which the satellite providers do not carry local station signals, subscribers to those satellite services will be unable to view our stations without making further arrangements, such as installing antennas and switches. Furthermore, when direct broadcast satellite companies do carry local television stations in a market, they are permitted to charge subscribers extra for such service; some subscribers may choose not to pay extra to receive local television stations. In the event subscribers to satellite services do not receive the stations that we own and operate or provide services to, we could lose audience share, which would adversely affect our revenue and earnings. In certain limited circumstances where satellite subscribers cannot receive an adequate over-the-air signal from one of our stations or when we grant a waiver of our rights, satellite carriers may provide the signals of distant or significantly viewed stations with the same network affiliations as our stations. The availability of another station with the same network affiliation as ours in our markets could negatively affect our audience share. Such negative effects could increase if the subscribership of these satellite providers continues to grow.

The FCC can sanction us for programming on our stations which it finds to be indecent.

In 2005, the FCC imposed substantial fines on television broadcasters for the broadcast of indecent material in violation of the Communications Act and its rules. In 2004, the FCC also revised its indecency review analysis to more strictly prohibit the use of certain language on television stations. On March 15, 2006, the FCC released several orders in which it imposed fines on television stations for the broadcast of indecent content.  In one of these orders, the FCC assessed against KDLH a monetary forfeiture in the amount of $32,500 for its broadcast of the CBS program “Without a Trace.” Because the programming broadcast by stations owned by us and Malara Broadcast Group is in large-part comprised of programming provided by the networks with which the stations are affiliated, we and Malara Broadcast Group do not have full control over what is broadcast on our stations, and we and Malara Broadcast Group may be subject to the imposition of fines if the FCC finds such programming to be indecent. In addition, Congress currently is considering legislation that will substantially increase the maximum amount the FCC can fine broadcasters for the broadcast of indecent programming and may consider permitting the FCC to institute license revocation proceedings against any station which repeatedly violates the indecency regulations.

There are inherent limitations in all control systems, and misstatements due to error or fraud may occur and not be detected, which may adversely impact our business and operating results.

Effective internal control over financial reporting is necessary for us to provide reasonable assurance with respect to our financial reports and to effectively prevent fraud. If we cannot provide reasonable assurance with respect to our financial reports and effectively prevent fraud, our business and operating results could be harmed. Internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that the control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and operating results could be harmed and we could fail to meet our reporting obligations.

Item 1B.  Unresolved Staff Comments

None.

Item 2.           Properties

Our principal executive offices are located in New York, New York.  The lease agreement, for approximately 9,500 square feet of office space in New York, expires January 31, 2011.

The types of properties required to support each of the stations include offices, studios, transmitter sites and antenna sites.  A station’s studios are generally housed with its offices in downtown or business districts.  The transmitter sites and antenna sites are generally located so as to provide maximum market coverage.  The following table contains certain information describing the general character of the properties as of December 31, 2005:

Station	Status of Station (1)	Metropolitan Area and Use	Property Owned or Leased	Approximate Size (Square feet)	Expiration of Lease

WTVH	O&O	Syracuse, New York Office and Studio	Owned	41,500	—

		Onondaga, New York Tower Site	Owned	2,300	—

KSEE	O&O	Fresno, California Office and Studio	Owned	32,000	—

		Bear Mountain, Fresno County, California Tower Site	Leased	9,300	3/22/51

		Meadow Lake, California Tower Site	Leased	1,000	5/16/13

WISE	O&O (2)	Fort Wayne, Indiana Office, Studio and Tower Site	Owned	14,822	—

WPTA	LSA (2), (3)	Fort Wayne, Indiana Office, Studio and Tower Site	Owned	18,240	—

WEEK	O&O	Peoria, Illinois Office, Studio and Tower Site	Owned	20,000	—

KBJR	O&O	Duluth, Minnesota, Superior, Wisconsin Office and Studio	Owned	20,000	—
		Tower Site	Owned	3,300	—

KDLH	LSA (3)	Duluth, Minnesota, Superior, Wisconsin Office and Studio	Owned	44,845	—
		Tower Site	Owned	2,100	—

KBWB	O&O (5)	San Francisco, California Office and Studio	Leased	25,777	8/31/12
		Tower Site	Leased	2,750	2/28/10

WKBW	O&O	Buffalo, New York Office and Studio	Owned	32,000	—

		Colden, New York Tower Site	Owned	3,406	—

WDWB	O&O (5)	Southfield, Michigan Office	Leased	8,850	12/31/05
		Studio and Tower Site	Leased(4)	30,000	9/30/06

KRII	O&O	Chilsom, Minnesota Tower Site	Owned	1,250	—

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

(3)                                 On March 8, 2005, we entered into a strategic arrangement with Malara Broadcast Group, under which we will provide advertising sales, promotion and administrative services, and selected programming to Malara Broadcast Group-owned stations WPTA-TV and KDLH-TV in return for certain fees that are paid by Malara Broadcast Group to us.

(4)                                  We own a 3,400 square foot building on the property.

(5)                                  On September 8, 2005, we entered into a separate definitive agreements to sell KBWB-TV, UHF Channel 20, the WB affiliate serving San Francisco, California and WDWB-TV, UHF Channel 20, the WB affiliate serving Detroit, Michigan to affiliates of AM Media Holdings, LLC. However, the unexpected decision by the WB Network to no longer provide programming to current WB affiliates effective in September 2006 has made sales of those stations on an acceptable basis much less certain at the current time.

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

In addition, we are from time to time involved in various claims and lawsuits that are incidental to its business.  Except as discussed above, we are not aware of any pending or threatened litigation, arbitration or administrative proceedings involving claims or amounts that, individually or in the aggregate, we believe are likely to materially harm our business, financial condition, future results of operations or cash flows.  Any litigation, however, involves risk and potentially significant litigation costs, and therefore we cannot give any assurance that any litigation which may arise in the future will not materially harm our business, financial condition or future results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

On May 3, 2005, the holder of all of our Voting Common Stock adopted resolutions W. Don Cornwell, Stuart J. Beck, James L. Greenwald, Edward Dugger III, Thomas R. Settle, Charles J. Hamilton, Jr., Robert E. Selwyn, Jr., Jon E. Barfield, Milton Frederick Brown and Veronica Pollard as directors.

On October 24, 2005, the holder of all of our Voting Common Stock adopted resolutions to fix the Company’s number of directors at twelve from ten. Effective October 24, 2005, Eugene I. Davis and Kirk W. Aubry were elected to the Board of Directors of Granite by the holders of a majority of the shares of Granite’s 12-3/4% Cumulative Exchangeable Preferred Stock (the “Preferred Stock”) by written consent pursuant to the terms and conditions of the Certificate of Designations of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of the Preferred Stock.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock (Nonvoting) is traded on the Over-the-Counter Bulletin Board (OTCBB) under the stock symbol GBTVK.  As of March 15, 2006, the approximate number of record holders of Common Stock (Nonvoting) was 261.

The following table sets forth the closing market price ranges per share of Common Stock (Nonvoting) during 2005 and 2004, as reported beginning August 5, 2004 the Over-The-Counter Bulletin Board and until August 5, 2004 the NASDAQ Small Cap market. The quotations represent prices on such markets between dealers in securities, do not include retail markup, markdown or commission, and do not necessarily represent actual transactions.

	High	Low

2005
First Quarter	$.45	$.30
Second Quarter	.32	.15
Third Quarter	.45	.19
Fourth Quarter	.40	.19

2004
First Quarter	$1.97	$1.52
Second Quarter	1.90	.70
Third Quarter	.72	.13
Fourth Quarter	.50	.23

As of March 15, 2006 the closing price per share for our Common Stock (Nonvoting), as reported by the Over-The-Counter Bulletin Board was $0.11 per share.

There is no established public trading market for our Class A Voting Common Stock, par value $.01 per share, our Voting Common Stock.  The Voting Common Stock and the Common Stock (Nonvoting) are referred to herein collectively as the Common Stock.  As of March 15, 2006, the number of record holders of Voting Common Stock was one.  Granite is a Controlled Company as defined by Nasdaq Marketplace Rule 4350(c)(5).

We have never declared or paid a cash dividend on our Common Stock and do not anticipate paying a dividend on our Common Stock in the foreseeable future.  The payment of cash dividends on any of our equity securities is subject to certain limitations under the Indenture governing our 9 3/4 % Senior Secured Notes and under the Certificate of Designations of our 12 3/4 % Cumulative Exchangeable Preferred Stock.  We are also prohibited from paying dividends on any Common Stock until all accrued but unpaid dividends on our Series A Convertible Preferred Stock, par value $.01 per share, are paid in full.  All outstanding shares of Series A Preferred Stock were converted into Common Stock (Nonvoting) in August 1995.  Accrued dividends on the Series A Preferred Stock, which totaled $262,844 at December 31, 2005, are payable on the date on which such dividends may be paid under our existing debt instruments.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	6,204,441	$5.86	3,322,759
Equity compensation plans not approved by security holders	—	—	—
Total	6,204,441	$5.86	3,322,759

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

	Years Ended December 31,
	2005	2004	2003	2002	2001

	(Dollars in thousands except per share data)
Statement of Operations Data:
Net revenues	$86, 160	$80,500	$73,333	$101,437	$79,839
Station operating expenses	60,295	56,101	53,272	62,937	73,318
Depreciation	5,060	5,154	4,966	4,714	5,034
Amortization of intangible assets	2,896	2,426	2,426	11,864	6,982
Corporate expense	10,550	13,532	11,715	9,536	9,687
Performance award expense	1,279	3,415	52	—	—
Corporate separation agreement expense	—	1,406	—	—	—
Non-cash compensation expense	412	697	896	1,508	1,473
Operating income (loss)	5,668	(2,231)	6	10,878	(16,655)

Interest expense, net	42,023	38,328	30,024	33,812	17,483
Non-cash interest expense	3,965	3,868	4,704	12,818	7,655
Non-cash preferred stock dividend	25,548	25,548	12,774	—	—
Gain on sale of assets	—	—	—	(192,406)	—
Loss on extinguishment of debt (a)	—	—	3,215	15,097	2,012
Other expenses	160	1,028	575	849	1,036
(Loss) income from continuing operations before income taxes and cumulative effect of a change in accounting principle	(66,028)	(71,003)	(51,286)	140,708	(44,841)
(Benefit) provision for income taxes	(697)	(11,714)	(17,032)	53,162	(27,550)
(Loss) income from continuing operations before cumulative effect of a change in accounting principle	(65,331)	(59,289)	(34,254)	87,546	(17,291)
Cumulative effect of a change in accounting principle, net of tax benefit	—	—	—	150,479	—
(Loss) income from continuing operations	(65,331)	(59,289)	(34,254)	(62,933)	(17,291)
Discontinued operations: (b) (c)
Loss from discontinued operations, net of taxes	(34,051)	(24,003)	(12,693)	(18,635)	(59,456)

Net loss	$(99,382)	$(83,292)	$(46,947)	$(81,568)	$(76,747)

Net loss attributable to common shareholders	$(99,382)	$(83,292)	$(59,899)	$(80,745)	$(109,311)

Per common share:
Basic (loss) income from continuing operations before cumulative effect of a change in accounting principle	$(3.34)	$(3.06)	$(2.48)	$4.71	$(2.69)
Basic (loss) income from continuing operations	(3.34)	(3.06)	(2.48)	(3.31)	(2.69)
Basic loss from discontinued operations	(1.74)	(1.24)	(0.67)	(1.00)	(3.20)
Basic net loss	$(5.08)	$(4.30)	$(3.15)	$(4.31)	$(5.89)

Weighted average common shares outstanding	19,559	19,366	18,991	18,749	18,569

Per common share:
Diluted (loss) income from continuing operations before cumulative effect of a change in accounting principle	$(3.34)	$(3.06)	$(2.48)	$4.63	$(2.69)
Diluted (loss) income from continuing operations	(3.34)	(3.06)	(2.48)	(3.25)	(2.69)
Diluted loss from discontinued operations	(1.74)	(1.24)	(0.67)	(0.98)	(3.20)
Diluted net loss	$(5.08)	$(4.30)	$(3.15)	$(4.23)	$(5.89)
Weighted average common shares outstanding – assuming dilution	19,559	19,366	18,991	19,098	18,569

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

(b)                                 As of December 31, 2005 and 2004, we completed our annual impairment test in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement 142”). At December 31, 2005 and 2004 we recorded an impairment charge of approximately $7,700,000 and $15,491,000, respectively, related to our WB affiliated stations and film impairments of approximately $4,300,000 and $3,800,000, respectively, which all have been included in discontinued operations. In addition, as of December 31, 2005, we wrote down the carrying value of our network affiliations at KBWB-TV and WDWB-TV totaling $23,381,000 as a result of the networks announcement to no longer provide programming to current WB affiliates effective in September 2006, which has been included in discontinued operations.

(c)                                  In accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the operating results of KBWB-TV, San Francisco, California and WDWB-TV, Detroit, Michigan are not included in our consolidated results from continuing operations for the periods presented due to the criteria for a qualifying plan of sale was achieved as of September 8, 2005 and therefore, their operations have been recorded as discontinued operations for all periods presented.

	As of December 31,
	2005	2004	2003	2002	2001
Selected Balance Sheet Data:
Total assets (b) (c)	$405,837	$429,929	$504,097	$472,184	$731,097
Total debt	428,871	400,791	400,087	312,791	401,206
Total long-term liabilities (b)	323,754	298,392	236,810	28,173	45,387
Redeemable preferred stock (a)	—	—	—	198,125	272,109
Stockholders’ (deficit) equity	(430,792)	(332,090)	(249,432)	(190,295)	(98,144)

(a)                                  We adopted Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  Accordingly, the redeemable preferred stock ($198,481) has been classified as a long-term liability beginning December 31, 2003.

(b)                                 In the second quarter 2004, the Company adjusted its Goodwill and Deferred Tax Liability balances by approximately $14,926,000 to appropriately reflect the tax basis of certain assets acquired in prior years’ acquisitions.  These adjustments have been reflected in 2004 and 2003 Balance Sheets disclosed herein.

(c)                                  In accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the assets and liabilities of KBWB-TV, San Francisco, California and WDWB-TV, Detroit, Michigan have been classified as “held for sale” on the accompanying balance sheets. The criteria for a qualifying plan of sale was achieved on September 8, 2005 and are included in the total assets for all periods presented.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of our financial condition and results of operation provides a narrative on our financial performance and condition that should be read in conjunction with our consolidated financial statements and the accompanying notes that appear under Item 8 in this Form 10-K.  It includes the following sections:

•                  Executive Summary

•                  Recent Developments

•                  Critical Accounting Policies and Estimates

•                  Results of Operations

•                  Liquidity and Capital Resources

•                  New Accounting Pronouncements

Executive Summary

We own and operate eight network affiliated television stations in geographically diverse markets reaching over 6% of the nation’s television households and have shared services agreements and advertising representation agreements (which we generally refer to as local service agreements) to provide advertising, sales, promotion and administrative services, and selected programming to two additional stations owned by Malara Broadcast Group and one additional station owned by Four Seasons Broadcast Company.  As of December 31, 2005, four of our stations are affiliated with NBC, one of our stations is affiliated with ABC and one of our stations is affiliated with CBS, our Big Three Affiliates, and two of our stations are affiliated with the Warner Bros Television Network, our WB Affiliates.  The NBC affiliates are KSEE-TV, Fresno-Visalia, California, WEEK-TV, Peoria-Bloomington, Illinois, KBJR-TV, Duluth, Minnesota - Superior, Wisconsin and WISE-TV, Fort Wayne, Indiana.  The ABC affiliate is WKBW-TV, Buffalo, New York. The CBS affiliate is WTVH-TV, Syracuse, New York.  The WB affiliates are KBWB-TV, San Francisco, California and WDWB-TV, Detroit, Michigan. The two Malara Broadcast Group-owned stations to which we provide services and selected programming are WPTA-TV, the ABC affiliate serving Fort Wayne, Indiana and KDLH-TV, the CBS affiliate serving Duluth, Minnesota - Superior, Wisconsin.  The Four Seasons Broadcast Company-owned station to which we provide services is WAOE-TV, the UPN affiliate serving Peoria-Bloomington, Illinois. Our consolidated financial statements and accompanying notes that appear under Item 8 of this Form 10-K, unless otherwise indicated, reflect our financial condition and results of operations based on the stations owned by us on December 31, 2005.

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

Set forth below are the principal types of television revenues from continuing operations received by the television stations we own and/or operate for the periods indicated and the percentage contribution of each to the gross television revenues of our television stations.

GROSS REVENUES, BY CATEGORY,
CONSOLIDATED CONTINUING OPERATIONS

(dollars in thousands)

	Years Ended December 31,
	2005		2004		2003
	Amount	%	Amount	%	Amount	%

Local/Regional	$53,963	53.6%	$45,160	47.7%	$44,887	51.7%
National	36,268	36.0%	34,357	36.3%	33,231	38.3%
Network Compensation	2,620	2.6%	3,059	3.2%	3,205	3.7%
Political	3,215	3.2%	8,379	8.9%	1,818	2.1%
Other	4,674	4.6%	3,720	3.9%	3,730	4.3%
Gross Revenue	100,740	100%	94,675	100%	86,871	100%
Agency Commissions	14,580		14,175		13,538
Net Revenue	$86,160		$80,500		$73,333

Automotive advertising constitutes our single largest source of gross revenues, accounting for approximately 20% of our total gross revenues in 2005.  Gross revenues from restaurants, paid programming and retail stores accounted for approximately 25% of our total gross revenues in 2005.  Each other category of advertising revenue represents less than 5% of our total gross revenues.

We believe that inflation has not had a material impact on our results of operations for each of the three years in the period ended December 31, 2005.  However, there can be no assurance that future inflation would not have an adverse impact on our operating results and financial condition.

2005 Highlights

•                  On March 7, 2005, we completed the sale of WPTA-TV, the ABC affiliate serving Fort Wayne, Indiana (“WPTA-TV”), to a subsidiary of Malara Broadcast Group for approximately $45.4 million, pursuant to the terms and conditions of an asset purchase agreement, dated April 23, 2004.  In addition, on March 8, 2005, we completed the purchase of WISE-TV, the NBC affiliate serving Fort Wayne, Indiana, from New Vision Group, LLC (“New Vision Television”) for approximately $43.5 million, pursuant to the terms and conditions of a stock purchase agreement, dated April 23, 2004.

•                  In addition, a subsidiary of Malara Broadcast Group on March 8, 2005 acquired CBS affiliate KDLH-TV, Duluth, Minnesota-Superior, Wisconsin (“KDLH-TV”) from New Vision Television and certain of its subsidiaries for approximately $9.5 million, pursuant to the terms and conditions of an asset purchase agreement dated April 23, 2004. We currently own and operate KBJR-TV, the NBC affiliate serving Duluth-Superior.

•                  On March 8, 2005, we entered into a strategic arrangement with Malara Broadcast Group, under which we provide advertising sales, promotion and administrative services, and selected programming to Malara Broadcast Group-owned stations WPTA-TV and KDLH-TV in return for certain fees that are paid by Malara Broadcast Group to us. We do not own Malara Broadcast Group or its television stations. In order for both us and Malara Broadcast Group to continue to comply with FCC regulations, Malara Broadcast Group must maintain complete responsibility for and control over programming, finances, personnel and operations of its television stations.  However, as a result of our guarantee of the obligations incurred under Malara Broadcast Group’s Senior Credit Facility and the revolving loan, arrangements under the local service agreements and put or call option agreements, under United States generally accepted accounting principles (“U.S. GAAP”), specifically, Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities (“Interpretation 46”), we are required to consolidate Malara Broadcast Group’s financial position, results of operations and statement of cash flows in our consolidated results. In addition, in accordance with the provisions of Interpretation 46, the Company did not account for the sale of the assets of WPTA-TV and no gain therefrom was recognized in the consolidated statements of operations and we did not apply the provisions of purchase accounting to Malara Broadcast Group’s acquisition of WPTA-TV.

•                  Malara Broadcast Group financed its acquisition of WPTA-TV and KDLH-TV with the proceeds of borrowings pursuant to a Malara Broadcast Group credit agreement (the “Malara Broadcast Group Senior Credit Facility”).  The Malara Broadcast Group Senior Credit Facility provides for two term loans totaling $48.5 million and a revolving loan of $5 million.  The $23.5 million Malara Broadcast Group Tranche A Term Loan, which was secured by a letter of credit, was repaid in full on February 10, 2006, as discussed below.  The $25 million Malara Broadcast Group Tranche B Term Loan and the $5 million revolving loan are secured by the assets of WPTA-TV and KDLH-TV, and guaranteed on an unsecured basis by us.

•                  On September 1, 2005, we entered into a strategic arrangement with Four Seasons Broadcast Company, under which we provide advertising sales, promotion and administrative services to Four Seasons Broadcast Company-owned station WAOE (TV) in return for certain fees that will be paid by Four Seasons Broadcast Company to us.

•                  On September 8, 2005, we entered into a definitive agreement (the “KBWB Purchase and Sale Agreement”) to sell substantially all of the assets of KBWB-TV, the WB affiliate serving the San Francisco, California television market, to AM Broadcasting KBWB, Inc. (the “KBWB Buyer”).  On September 8, 2005, we entered into a definitive agreement (the “WDWB Purchase and Sale Agreement” and together with the KBWB Purchase and Sale Agreement, the “Purchase and Sale Agreements”) to sell substantially all of the assets of WDWB-TV, the WB affiliate serving the Detroit Michigan television market, to AM broadcasting WDWB, Inc. (the “WDWB Buyer”).  The Purchase and Sale Agreements contained covenants by us not to compete in the San Francisco, California and Detroit, Michigan markets for a period of five years. The aggregate consideration to be received by us for the sale of KBWB-TV was $72,500,000, before closing adjustments, which was payable $71,250,000 in cash and $1,250,000 in equity in AM Media Holdings, LLC. The aggregate consideration to be received by us for the sale of WDWB-TV was $87,500,000, before closing adjustments, which was payable $86,250,000 in cash and $1,250,000 in equity in AM Media Holdings, LLC. The consideration for each covenant not to compete in the San Francisco and Detroit markets was $10 million, respectively. We have reclassified the operations of these stations as discontinued operations and the assets and liabilities as held for sale in our consolidated balance sheets and statements of operations in accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. (See Note 4. Discontinued Operations in the Notes to our Consolidated Financial Statements.)

Recent Developments

•                  On January 24, 2006, the WB Network announced that it will no longer provide programming to current WB affiliates effective in September 2006.  The KBWB Buyer has advised us that as a result thereof, the KBWB Buyer will not be able to proceed with the transaction as contemplated.  While there may be further discussions between us and the KBWB Buyer about the transaction, we are actively engaging in dialogue with other potential buyers because we do not presently have an agreement in principle with the KBWB Buyer with respect to KBWB-TV.  On February 14, 2006, we entered into an amendment (the “KBWB Amendment”) to the KBWB Purchase and Sale Agreement.  Pursuant to the KBWB Amendment (i) Section 6.2 of the KBWB Purchase and Sale Agreement, a no shop provision, was deleted in its entirety and (ii) the KBWB Buyer and the Company each have the right to terminate the KBWB Purchase and Sale Agreement, at any time, by providing written notice to the other party with no liability or obligation to such other party.

•                  On January 24, 2006, the WB Network announced that it will no longer provide programming to current WB affiliates effective in September 2006.  The WDWB Buyer has advised us that as a result of the WB Network announcement, the WDWB Buyer will not be able to proceed with the transaction as contemplated.  While there may be further discussions between us and the WDWB Buyer about the transaction, we are actively engaging in dialogue with other potential buyers because we do not presently have an agreement in principle with the WDWB Buyer with respect to WDWB-TV.  On February 14, 2006, we entered into an amendment (the “WDWB Amendment”) to the WDWB Purchase and Sale Agreement.  Pursuant to the WDWB Amendment (i) Section 6.2 of the WDWB Purchase and Sale Agreement, a no shop provision, was deleted in its entirety and (ii) the WDWB Buyer and the Company each have the right to terminate the WDWB Purchase and Sale Agreement, at any time, by providing written notice to the other party with no liability or obligation to such other party.

•                  On February 10, 2006, in accordance with the terms of the Malara Broadcast Group Senior Credit Facility, the letter of credit issued in March 2005 to support the $23.5 million Tranche A Term Loan was drawn upon in satisfaction of Malara Broadcast Group’s obligations to such lenders under the Malara Tranche A Term Loan following non-renewal of the letter of credit.  We paid the reimbursement obligation to the letter of credit issuer on February 10, 2006, using U.S. government securities which had been pledged in support of such obligation.

•                  Under a Reimbursement Agreement, dated as of March 8, 2005 (the “Reimbursement Agreement”), among us, Malara Broadcast Group and certain of Malara Broadcast Group’s subsidiaries (the “Malara Borrowers”), the Malara Borrowers agreed to repay us any amounts drawn on the letter of credit plus interest at a rate of 8% per annum.  We reduced to $16.6 million the amount due from the Malara Borrowers to Granite under the Reimbursement Agreement.

•                  On January 13, 2006, we and certain of our subsidiaries entered into a definitive agreement with Television Station Group Holdings, LLC and certain of its subsidiaries to purchase substantially all of the assets of WBNG-TV, Channel 12, the CBS-affiliated television station serving Binghamton and Elmira, New York, for $45 million in cash, subject to closing adjustments.  (the “WBNG Purchase and Sale Agreement”).  As of February 8, 2006, the sellers have a right to terminate the WBNG Purchase and Sale Agreement because the sales of two stations affiliated with the WB Network were not completed as of such date.  As of March 30, 2006, the sellers have not exercised their right to terminate the WBNG Purchase and Sale Agreement.  On March 8, 2006, the application seeking consent to assign the WBNG-TV license to our subsidiary was granted by the Federal Communications Commission (“FCC”).

•                  On March 13, 2006, we retained the services of Houlihan Lokey Howard & Zukin as our financial advisors to assist us with the evaluation of strategic options and to advise us on available financing and capital restructuring alternatives.

Critical Accounting Policies and Estimates

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

Revenue recognition

Our primary source of revenue is the sale of television time to advertisers.  Revenue is recorded when the advertisements are aired.  Other sources of revenue are compensation from the networks, studio rental and commercial production activities.  These revenues are recorded when the programs are aired and the services are performed. Revenue from barter transactions is recognized when advertisements are broadcast and merchandise or services received are charged to expense when received or used.  Barter revenue totaled $2,112,000, $1,777,000 and $1,614,000 for the years ended December 31, 2005, 2004 and 2003, respectively.  Barter expense totaled $1,633,000, $1,296,000 and $1,442,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Film Contract Rights

Film contract rights are recorded as assets at gross value when the license period begins and the films are available for broadcasting.  Film contract rights are amortized on an accelerated basis over the estimated usage of the films, and are classified as current or non-current on that basis.  Our accounting for long-lived film contract assets requires judgment as to the likelihood that such assets will generate sufficient revenue to cover the associated expense.  We review our film contract rights for impairment by projecting the amount of revenue the program will generate over the remaining life of the contract by applying average historical rates and sell-out percentages for a specific time period and comparing it to the program’s expense.  If circumstances were to change, such as the projected future revenue of a program is less than its future expense and/or the expected broadcast period is shortened or cancelled due to poor ratings, we would be required to write-off the exposed value of the program rights ratably or potentially immediately. We have written down the value of certain film contract rights at our WB stations by $ 4,346,000, $3,800,000 and $3,000,000 during the years ended December 31, 2005, 2004 and 2003, respectively, and is included on our statement of operations in “loss from discontinued operations” in each respective year.  Film contract rights payable are classified as current or non-current in accordance with the payment terms of the various license agreements.  Film contract rights are reflected in the consolidated balance sheet at the lower of unamortized cost or estimated net realizable value. As of December 31, 2005, the amounts of current film contract rights and non-current film contract rights were $2,836,000 and $77,000, respectively.

Goodwill and Intangible Assets

We have made acquisitions in the past for which a significant portion of the purchase price was allocated to goodwill and other identifiable intangible assets.

In accordance with Statement 142, goodwill and other intangible assets deemed to have indefinite lives are no longer being amortized, but instead are subject to annual impairment tests. We perform annual impairment tests using a discounted cash flow model.  We then compare the estimated fair market value to the book value to determine if an impairment exists.  Our discounted cash flow model is based on our judgment of future market conditions within the designated marketing area of each broadcast license as well as discount rates that would be used by market participants in an arms-length transaction.  Our goodwill and other indefinite-lives intangible assets could be impaired if future events result in a conclusion that market conditions have declined or discount rates have increased.  Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations. We adopted the new rule on accounting for goodwill and other intangible assets beginning on January 1, 2002. We recorded a charge to reduce the carrying value of its goodwill and other indefinite-lived assets by $95,000,000 and $114,000,000, respectively during the first quarter of 2002. The annual impairment testing required by Statement 142 was completed as of December 31, 2005. The impairment analysis resulted in a write down of the carrying value of our goodwill by $7,669,000. In addition, as a result of the announcement made by the Warner Bros. Network (the “WB”), that effective in September 2006 the WB will no longer provide programming to current WB affiliates, we wrote down the carrying value of our network affiliations by approximately $23,381,000 in the aggregate at our two WB stations, KBWB-TV and WDWB-TV. During 2004, our annual impairment testing resulted in a write down of the carrying value of our goodwill by $15,491,000, as a result of decreases in projected future cash flows from operations at certain stations.  During the second quarter of 2004, we adjusted our goodwill and related deferred tax liability balances by approximately $14,926,000 to appropriately reflect the tax basis of certain assets acquired in prior years’ acquisitions. As of December 31, 2005, we had $170,000,000 in goodwill and other intangible assets net of accumulated amortization. In addition, assets held for sale at December 31, 2005 include $100,400,000 of goodwill and other intangible assets net of accumulated amortization. The recorded impairment charges and write downs of other indefinite-lived assets during 2005 and 2004 have been included as part of our discontinued operations.

We determine the value of our FCC licenses using discounted cash flow valuation method assuming a hypothetical independent station whose only identifiable asset is the FCC license. We believe that our FCC licenses have an indefinite life based on the historical basis to renew such licenses. The annual impairment testing for FCC licenses was completed as of December 31, 2005 and 2004 and did not result in any additional write down of the carrying value of our licenses.

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

Allowance for Doubtful Accounts

We must make estimates of the uncollectibility of our accounts receivable.  We specifically review historical write-off activity by market, large customer concentrations, customer credit worthiness, and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.  Our experience has been that the level of customer defaults has been predictable and that the allowance for doubtful accounts has been adequate to cover such defaults.  If circumstances change, such as higher than expected defaults or an unexpected material adverse change in an agency’s ability to meet its financial obligation to us, our estimates of the recoverability of amounts due our company could be reduced by a material amount. As of December 31, 2005 and 2004, our allowance for doubtful accounts totaled approximately $632,000 and $896,000, respectively.

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

Results of Operations

Overview

Net revenue from continuing operations for our television group increased 7.0% due primarily to increases in non-political local and non-political national revenues. Non-political local revenue increased to $53,963,000 from $45,160,000 in 2004 or 19.5%. Non-political national revenue increased to $36,268,000 from $34,357,000 in 2004 or 5.6%. The increases in both non-political local and national revenues were primarily due to the inclusion of two additional stations in 2005, WISE-TV and KDLH-TV in our consolidated results commencing in March 2005 which were not in our consolidated results during 2004. Political revenue decreased in a non-presidential election year to $3,215,000 from $8,379,000 in 2004 or 61.6%.  We continue to focus on our strong news brands and targeted sales initiatives as our foundation for local performance and growth.  Overall, automotive, our largest revenue category decreased approximately 3%.  We experienced growth in several other major categories, such as home remodeling, medical, insurance and competitive media which were offset by decreases in categories such as entertainment (movies and amusement parks), utilities and pharmaceuticals.

Our operating expenses are comprised of two components; (1) direct operating expenses consisting primarily of programming, news and engineering costs; and (2) selling, general and administrative expenses consisting primarily of sales, promotion and administrative costs. Operating expenses increased as a result of rising healthcare costs, increased compensation and related benefits expenses, increased promotional and marketing expenses resulting primarily from the inclusion of WISE-TV and KDLH-TV in our consolidated results commencing in March 2005. During 2006, we expect continued increases in healthcare costs and promotional and marketing expenses, which will be offset by decreased film amortization expense.

Net revenue from discontinued operations for our television group decreased 5.4% due primarily to decreases in non-political local and non-political national revenues. Non-political local revenue decreased to $19,643,000 from $20,915,000 in 2004 or 6.1%. Non-political national revenue decreased to $15,995,000 from $17,983,000 in 2004 or 11.1%. Overall, automotive, our largest revenue category decreased 29%.  We experienced growth in several other major categories, such as retail stores, home remodeling and restaurants which were offset by decreases in categories such as entertainment (movies and amusement parks) and instructional schools.

Years ended December 31, 2005 and 2004

Continuing Operations

Set forth below are significant factors that contributed to our operating results from continuing operations for the years ended December 31, 2005 and 2004, respectively.

GROSS REVENUES, BY CATEGORY,

CONSOLIDATED CONTINUING OPERATIONS

(dollars in thousands)

	2005		2004
	Amount	%	Amount	%

Local/Regional	$53,963	53.6%	$45,160	47.7%
National	36,268	36.0%	34,357	36.3%
Network Compensation	2,620	2.6%	3,059	3.2%
Political	3,215	3.2%	8,379	8.9%
Other	4,674	4.6%	3,720	3.9%
Gross Revenue	100,740	100%	94,675	100.0%
Agency Commissions	14,580		14,175
Net Revenue	$86,160		$80,500

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

Net revenue increased $5,660,000 or 7.0% to $86,160,000 for the year ended December 31, 2005, from $80,500,000 for the year ended December 31, 2004.  The increase was due to healthy increases in non-political local revenues of $8,803,000 or 19.5% and non-political national revenues of $1,911,000 or 5.6% offset by decreases in political advertising revenue during a non-election year of $5,164,000 or 61.6% and network compensation revenue of $439,000 or 14.4%. The increases in both non-political local and non-political national revenues were primarily due to the inclusion of WISE-TV and KDLH-TV in our consolidated results during the year ended December 31, 2005 which were not in our consolidated results during the same period last year. Malara Broadcast Group’s net revenues totaled $12,590,000 or 14.6% of the total net revenues during the year ended December 31, 2005.

Direct operating expenses, consisting primarily of programming, news and engineering increased $1,885,000 or 5.7% to $34,827,000 for the year ended December 31, 2005 from $32,942,000 for the same period in 2004. The increase was primarily due to increases in amortization of film contract rights, salaries and group health insurance as a result of the inclusion of WISE-TV and KDLH-TV in our consolidated results of during the year ended December 31, 2005.  Selling, general and administrative expenses increased $2,310,000 or 10% to $25,469,000 for the year ended December 31, 2005 from $23,159,000 for the same period in 2004. The increase was primarily due to increases in salaries, commissions, promotional and professional fees as a result of the inclusion of WISE-TV and KDLH-TV in our consolidated results of during the year ended December 31, 2005. Malara Broadcast Group’s direct operating expenses and selling, general and administrative expenses totaled $2,525,000 of the total station expenses, after elimination of expenses relating to various local service agreements totaling approximately $12,807,000 between us and Malara Broadcast Group.

Other Consolidated Expenses

Amortization expense increased $470,000 or 19.4% during the year ended December 31, 2005 as compared to the same period in 2004. This increase was primarily due to the incremental amortization expense of two additional television stations, KDLH-TV and WISE-TV, which were acquired in March 2005. Depreciation expense decreased $95,000 or 1.8% during the year ended December 31, 2005 as compared to the same period in 2004.  The decrease was primarily due to the effect of the change in estimated useful lives assigned to certain fixed assets as of January 1, 2005 in addition to fixed assets written off in the third and fourth quarters of 2004 and first two quarters of 2005, thereby resulting in lower depreciation expense during 2005. This decrease was offset, in part, by increased depreciation expense due to the incremental depreciation expense of two additional television stations, KDLH-TV and WISE-TV, which were acquired in March 2005.

Corporate expense totaled $10,550,000; a decrease of $2,982,000 or 22.0% compared to $13,532,000 for the same period in 2004.The decrease was primarily due to planned reduction in compensation and other non-personnel related expenses, offset in part by increases in professional fees related to the sale of WPTA-TV. The performance award expense for the year ended December 31, 2005 totaled $1,279,000; a decrease of $2,136,000 compared to $3,415,000 for the same period in 2004. The decrease was primarily due to the separation of a company executive for which the unvested portion of the executive’s performance award expense was accelerated during the third quarter of 2004 pursuant to a Separation Agreement dated September 21, 2004. Corporate separation agreement expense decreased $1,406,000 compared to the same period in 2004 due primarily to the separation of a company executive during the third quarter of 2004 pursuant to a Separation Agreement dated September 21, 2004. Non-cash compensation expense decreased $285,000 or 40.9% primarily due to the forfeitures of stock awards granted to certain personnel in prior years as well as the effect of prior years awards fully vesting during 2004.

Interest expense totaled $43,734,000; an increase of $4,244,000 or 10.7% compared to $39,490,000 for the year ended December 31, 2004.  The increase was primarily due to the interest expense on Malara Broadcast Group’s Senior Credit Facility which totaled approximately $4,236,000. Interest income totaled $1,711,000; an increase of $549,000, or 47.2% compared to $1,162,000 for the year ended December 31, 2004. The increase was primarily due to interest earned on the company’s cash, offset by the decreased average cash balance invested during the year ended December 31, 2005 as compared to the same period in 2004. Non-cash interest expense totaled $3,965,000; an increase of $97,000 or 2.5% compared to $3,868,000 for the year ended December 31, 2004.

We recorded as an expense the accrual of dividends on our 12 3/4% Cumulative Exchangeable Preferred Stock totaling $25,548,000 during the twelve months ended December 31, 2005 and 2004 as required by Statement of Financial Accounting Standards No.150.

We recorded a current and deferred tax benefit of $697,000, compared to a current and deferred tax benefit of $11,714,000 for the year ended December 31, 2004.  The decline in the tax benefit is primarily due to an increase in the valuation allowance against net operating loss carry forwards which may not be utilized in future periods.

Discontinued Operations

Set forth below are significant factors that contributed to our operating results from discontinued operations for the yeas ended December 31, 2005 and 2004, respectively.

GROSS REVENUES, BY CATEGORY,

CONSOLIDATED DISCONTINUED OPERATIONS

(dollars in thousands)

	2005		2004
	Amount	%	Amount	%

Local/Regional	$19,643	53.2%	$20,915	52.8%
National	15,995	43.3%	17,983	45.4%
Political	332	1.0%	399	1.0%
Other	938	2.5%	313	0.8%
Gross Revenue	36,908	100%	39,610	100%
Agency Commissions	5,451		6,345
Net Revenue	$31,457		$33,265

Net revenue from our discontinued operations decreased $1,808,000 or 5.4% to $31,457,000 from $33,265,000 due primarily to decreases in non-political national revenues of $1,988,000 and non-political local revenues of $1,272,000.  The non-political national revenue decreases were primarily due to declines in the automotive, entertainment/movie, pharmaceuticals and telecommunications categories.  The non-political local revenue decreases were primarily due to declines in the automotive and instructional schools categories.

Direct operating expenses from our discontinued operations, consisting primarily of programming and engineering expenses, decreased $2,800,000 or 13.4% to $18,164,000 for the year ended December 31, 2005 from $20,964,000 for the same period in 2004. The decrease was primarily due to lower amortization of film contract rights due to the effects of write-downs taken in 2004, and the replacement of expensive, unprofitable programs with less expensive, profitable programming. There were approximately $4,346,000 and $3,800,000 of film asset write-downs during the years ended December 31, 2005 and 2004, respectively. Selling, general and administrative expenses from our discontinued operations increased $560,000 or 4.3% to $13,722,000 for the year ended December 31, 2005 from $13,162,000 for the same period in 2004. The increase was primarily due to higher general and administrative expenses.

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement 142”), we completed our annual impairment test as of December 31, 2005 and 2004. The impairment analysis resulted in us recording an impairment charge to the carrying value of goodwill of approximately $7,669,000 and $15,491,000, in 2005 and 2004, respectively. In addition, as a result of the announcement made by the WB, that effective in September 2006 the WB will no longer provide programming to current WB affiliates, we wrote down our remaining carrying value of our network affiliations by approximately $23,381,000 in the aggregate at our two WB stations, KBWB-TV and WDWB-TV.  The recorded impairment charges and write downs of other intangible assets during 2005 and 2004 have been included as part of our discontinued operations.

Years ended December 31, 2004 and 2003

Continuing Operations

Set forth below are significant factors that contributed to our operating results from continuing operations for the years ended December 31, 2004 and 2003, respectively.

GROSS REVENUES, BY CATEGORY,

CONSOLIDATED CONTINUING OPERATIONS

(dollars in thousands)

	2004		2003
	Amount	%	Amount	%
Update
Local/Regional	$45,160	47.7%	$44,887	51.6%
National	34,357	36.3%	33,231	38.3%
Network Compensation	3,059	3.2%	3,205	3.7%
Political	8,379	8.9%	1,818	2.1%
Other	3,720	3.9%	3,730	4.3%
Gross Revenue	94,675	100%	86,871	100%
Agency Commissions	14,175		13,538
Net Revenue	$80,500		$73,333

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

Net revenue increased $7,167,000 or 9.8% to $80,500,000 for the year ended December 31, 2004, from $73,333,000 for the same period in 2003. The increase was primarily due to increases in political advertising and non-political national revenues of $6,561,000 and $1,126,000, respectively. The non-political national revenue increase was due to growth in the paid programming, food stores and department stores categories. Non-political local revenues were essentially flat. Excluding political, net revenue increased 2.2%.

Direct operating expenses, consisting primarily of programming, news and engineering increased $356,000 or 1.1% to $32,942,000 for the year ended December 31, 2004 from $32,586,000 for the same period in 2003. The increase was primarily due to increases in compensation, group health insurance and power costs associated with the launching of digital broadcasting in all of our markets during 2004. Selling, general and administrative expenses increased $2,473,000 or 12% to $23,159,000 for the year ended December 31, 2004 from $20,686,000 for the same period in 2003. The increase was primarily due to increases in compensation, group health insurance, increased sales and promotion expenses and restructuring charges at our Buffalo, New York station.

Other Consolidated Expenses

Amortization expense remained flat during the year ended December 31, 2004 compared to the same period in 2003. Depreciation expense increased $188,000 or 3.8% during the year ended December 31, 2004 compared to the same period in 2003.  The increase was primarily due to increased capital expenditures in 2003 for the conversion to digital broadcasting.

Corporate expense totaled $13,532,000 an increase of $1,817,000 or 15.5% compared to same period a year earlier.  The primary increase was due to increased professional fees relating to the implementation, documentation and testing for Sarbanes-Oxley Section 404 compliance.  Increased healthcare costs and timing of year-end accruals also contributed to our increased corporate expense. The performance award expense for the twelve months ended December 31, 2004 totaled $3,415,000 as compared to $52,000 in the same period a year earlier. This was primarily due to the expensing of the unvested portion of a performance award earned in 2003 by an executive who departed the Company in September 2004.  The corporate separation agreement expense for the twelve months ended December 31, 2004 totaled $1,406,000 and relates primarily to severance and other benefits payable to an executive who departed our Company in September 2004 pursuant to the terms of a separation agreement.  Non-cash compensation expense decreased $199,000 or 22.2% primarily due to the forfeitures of stock awards granted certain personnel in prior years who are no longer employed by us as of December 31, 2004.

Interest expense totaled $39,490,000; an increase of $8,185,000 or 26.1% compared to $31,305,000 for the year ended December 31, 2003.  The increase was primarily due to our 9 3/4 % Senior Secured Notes being outstanding for a full year.  Interest income totaled $1,162,000; a decrease of $119,000, or 9.3% compared to the year ended December 31, 2003.  The decrease was primarily due to the recognition of interest income on an interest rate hedge related to the 8 7/8% Senior Subordinated Notes in 2003.  Non-cash interest expense totaled $3,868,000; a decrease of $836,000 or 17.7% primarily due to reduced amortization of deferred financing fees.

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

We recorded a current and deferred tax benefit of $11,714,000 in 2004, compared to a current and deferred tax benefit of $17,032,000 in 2003.  The decline in the tax benefit is primarily due to recording additional valuation allowance against net operating loss carry forwards, which may not be utilized in future periods.

Discontinued Operations

Set forth below are significant factors that contributed to our operating results from discontinued operations for the yeas ended December 31, 2004 and 2003, respectively.

GROSS REVENUES, BY CATEGORY,

CONSOLIDATED DISCONTINUED OPERATIONS

(dollars in thousands)

	2004		2003
	Amount	%	Amount	%
Update
Local/Regional	$20,915	52.8%	$21,239	49.2%
National	17,983	45.4%	21,555	50.0%
Political	399	1.0%	64	0.1%
Other	313	0.8%	317	0.7%
Gross Revenue	39,610	100%	43,175	100%
Agency Commissions	6,345		7,964
Net Revenue	$33,265		$35,211

Net revenue from our discontinued operations decreased $1,946,000 or 5.5% to $33,265,000 for the year ended December 31, 2004 from $35,211,000 for the same period in 2003. The decrease was primarily due to decreases in non-political national revenues of $3,572,000 and non-political local revenues of $324,000.  The non-political national revenue decreases were primarily due to declines in the automotive, paid programming and entertainment/movie categories.  The non-political local revenue decreases were primarily due to declines in the fast food, department stores, and amusement parks categories.

Direct operating expenses from our discontinued operations, consisting primarily of programming and engineering expenses, decreased $4,370,000 or 17.2% to $20,964,000 for the year ended December 31, 2004 from $25,334,000 for the same period in 2003. The decrease was primarily due to lower amortization of film contract rights due to the effects of write-downs taken in 2004 and 2003, and the replacement of expensive, unprofitable programs with less expensive, profitable programming. There were approximately $3,800,000 and $3,000,000 of film asset write-downs during the year ended December 31, 2004 and 2003, respectively. Selling, general and administrative expenses from our discontinued operations decreased $265,000 or 2% to $13,162,000 for the year ended December 31, 2004 from $13,427,000 for the same period in 2003. The decrease was primarily due to decreased general and administrative expenses.

In accordance with Statement 142, we completed our annual impairment test as of December 31, 2004 and recorded an impairment charge on the carrying value of goodwill of approximately $15,491,000. We performed our annual impairment test as of December 31, 2003 and concluded that no impairment and/or write-down of goodwill and other indefinite lived assets were required. The recorded impairment charges and write downs of other indefinite-lived assets during 2005 and 2004 have been included as part of our discontinued operations.

Restructuring and Severance Charges

During 2004, we recognized a $2,027,000 restructuring charge relating to employee separations at both our corporate office and our Buffalo, New York television station.  Of this total, approximately $1,406,000 related to severance and other benefits, associated with the departure of Stuart J. Beck (see Note 4, Related Parties) and administrative support staff at the corporate office which is being paid over an eighteen month period from date of separation, September 21, 2004. The remaining $621,000 includes severance and other benefits resulting from a reduction in the workforce at the Buffalo, New York television station. As of December 31, 2005, we completed the separation payments related to the Buffalo, New York restructuring charges, and reduced its accrual by approximately $10,000 to adjust for payments of benefits and amounts originally accrued.

During 2005, we recorded restructuring charges totaling $447,000 related to employee separations, which included severance, other benefits and stay-bonuses awarded to transitional employees at its Duluth, Minnesota and Fort Wayne, Indiana television stations. We anticipate minimal restructuring charges in future periods relating to stay-bonuses awarded to transitional employees at both of our Duluth, Minnesota and Fort Wayne, Indiana television stations upon separation.

At December 31, 2005, the accruals for restructuring activities were included in “other accrued liabilities” on the consolidated Balance Sheets and the related expense for the charge at the television stations is included in “selling, general and administrative expenses” and the related expense for the corporate charges are included in “corporate separation agreement expenses” on the consolidated Statement of Operations.  These costs were recognized in accordance with the provisions of Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

Acquisition Charges

During 2005, the Company accrued $627,000 related to employee separations, which included severance and other benefits as part of the Company’s purchase accounting. These accrued costs were a result of employees not retained by the Company subsequent to its acquisition of its Fort Wayne, Indiana television station, which included operational through management employees.

At December 31, 2005 the accruals for acquisition activities of the television station are included in “other accrued liabilities” on the consolidated Balance Sheets. These charges were recognized in accordance with the provisions of Emerging Issues Task Force Issue No. 95-3 Recognition of Liabilities in Connection with a Purchase Business Combination.

The following is a reconciliation of the aggregate liability recorded for restructuring and acquisition charges as of December 31, 2005:

	Reconciliation of Aggregate Liability Recorded for Restructuring and Acquisition Charges
	Year Ended December 31, 2005
	December 31, 2004	Provision	Payments	December 31, 2005

Television station	$250,000	$1,064,000	$1,233,000	$81,000
Corporate	1,214,000	—	1,022,000	192,000

Total	$1,464,000	$1,064,000	$2,255,000	$273,000

The liability for the restructuring charges will be paid in accordance with the provisions of the severance agreements and payments are expected to be completed at various times through March 2006.

Liquidity and Capital Resources

As of December 31, 2005, we had approximately $8,629,000 of cash and cash equivalents on hand, which excludes $24,997,500 in U.S. government securities which we pledged to support the reimbursement obligations in the event of a draw on the letter of credit that served as collateral for the Tranche A Term Loan under Malara Broadcast Group’s Senior Credit Facility.  On February 10, 2006, the letter of credit issued in March 2005 to support the $23.5 million Tranche A Term Loan was drawn upon in satisfaction of Malara Broadcast Group’s obligations to such lenders under the Malara Tranche A Term Loan following non-renewal of the letter of credit.  We paid our reimbursement obligation to the letter of credit issuer on February 10, 2006, using U.S. government securities which had been pledged in support of such obligation.

On June 1, 2006, we must make an interest payment of $19,744,000 on our 9 ¾ Senior Secured Notes (the “Notes”).  We do not anticipate having sufficient cash on hand to make the June 1, 2006 interest payment on our Notes.

On March 13, 2006, we retained the services of Houlihan Lokey Howard & Zukin as our financial advisors to assist us in the evaluation of strategic options and to advise us on available financing and capital restructuring alternatives.

Absent changes to our capital structure and station ownership mix we will not have enough liquidity to make our interest payment on June 1, 2006 on our Notes. In order to improve our existing liquidity position and to further our business strategy, we entered into separate definitive agreements to sell our two WB affiliates (as discussed previously) and are continuing to explore the sale of our two WB affiliates and the restructuring of our company.  We are actively marketing and engaging in dialogue with other potential buyers, which has resulted in interest to buy one or both of our WB stations and we continue to evaluate such interest. However, under our Indenture, our use of the net proceeds from the sale of assets is restricted.  Of the net proceeds received in an asset sale, $5 million may be used for working capital purposes and the remainder must be used to either:

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

Assuming we are successful in selling KBWB-TV and WDWB-TV and / or restructuring our company, we believe that the available proceeds together with the cash and cash equivalents on hand and internally generated funds from operations may be sufficient to satisfy our cash requirements for our existing operations and debt service for the next twelve months.  There can be no assurance that we will be successful in selling assets and restructuring our company and a lack of liquidity would have a material adverse effect on our business strategy and therefore affect our ability to continue as a going concern and make our June 1, 2006 interest payment on our Notes. The 2005 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that might result from the outcome of this uncertainty.

We have established an investment policy for investing cash that is not immediately required for working capital purposes.  Our investment objectives are to preserve capital, maximize our return on investment and to ensure we have appropriate liquidity for our cash needs. The investments, when applicable, are considered to be available-for-sale as defined under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. As of December 31, 2005, we had approximately $8,629,000 of cash and cash equivalents (which excludes $24,997,500 of restricted U.S. Government Securities cash equivalents). As of December 31, 2005, we had no marketable securities.

Net Cash Used in Operating, Investing and Financing Activities

Net cash used in operating activities was $22,883,000 during the year ended December 31, 2005 compared to $18,723,000 during the twelve months ended December 31, 2004.  The change in 2005 from 2004 was primarily due to the receipt of a $16,000,000 income tax refund during June 2004 and changes in net assets.

Net cash used in investing activities was $79,483,000 during the twelve months ended December 31, 2005 compared to $10,307,000 during the twelve months ended December 31, 2004.  The change in 2005 from 2004 was primarily due to the acquisition of assets and the purchase of U.S. Government Securities during March 2005, offset by a reduction in capital expenditures due to the completion of our conversion to digital technology.

Net cash provided by financing activities was $50,137,000 during the twelve months ended December 31, 2005 compared to net cash used in financing activities of $325,000 during the twelve months ended December 31, 2004.  The change in 2005 from 2004 is primarily due to the proceeds from the Malara Broadcast Group Senior Credit Facility, offset in part by increased payments of deferred financing fees.

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

At December 31, 2005, we were in compliance with all covenants under our Notes.

Malara Broadcast Group’s Senior Credit Facility

Malara Broadcast Group financed its acquisition of WPTA-TV and KDLH-TV in March 2005 with the proceeds of the Malara Broadcast Group Senior Credit Facility, consisting of two terms loans totaling $48.5 million and a revolving loan of $5 million. The $23.5 million Malara Broadcast Group Tranche A Term Loan which was secured by a letter of credit, was paid on February 10, 2006. To secure the reimbursement obligations in the event of a draw on the letter of credit, pursuant to the terms and conditions of an Application and Agreement for Standby Letter of Credit, we had pledged $25 million of U.S. Government Securities.  The $25 million Malara Broadcast Group Tranche B Term Loan and the $5 million revolving loan are secured by the assets of WPTA-TV and KDLH-TV, and guaranteed on an unsecured basis by Granite Broadcasting Corporation pursuant to a guaranty agreement (the “Granite Guaranty”).

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

Interest rates associated with the Tranche A Term Loan were based, at Malara Broadcast Group’s option, at either (i) the higher of the Prime Rate or the Federal Funds Effective Rate plus 0.50% (the “Base Rate”) or (ii) the Adjusted Eurodollar Rate plus 0.60% per annum, as such terms are defined in the Malara Broadcast Group Senior Credit Facility.  Interest rates associated with the Tranche B Term Loan and Revolving Loan are based, at Malara Broadcast Group’s option, on either (i) the Base Rate plus 4.625% per annum or (ii) the Adjusted Eurodollar Rate plus 7.375% per annum.  In addition, Deferred Interest (as defined in the Malara Broadcast Group Senior Credit Facility) accrues with respect to, and is added to the principal amount of, the Tranche B Term Loan and Revolving Loan at a rate of 3% per annum. Additionally, Malara Broadcast Group is required to pay monthly commitment fees on the unused portion of its revolving loan commitment at a rate of 0.50% per annum.  Cash interest payments are payable monthly.

Malara Broadcast Group is required to make monthly principal payments on the Tranche B Term Loan as follows: (i) $125,000 payable at the end of each month from June 1, 2006 through March 31, 2007, (ii) $158,333 payable at the end of each month from April 1, 2007, through March 31, 2008, and (iii) $216,667 payable at the end of each month from April 1, 2008, through February 1, 2010.

Malara Broadcast Group is required to make monthly principal payments on the Revolving Loan equal to the product of (i) the Repayment Percentage (which is 25% unless there is an Event of Default or the Consolidated Loan to Stick Value is less than 70%, in which case the Repayment Percentage is 100%) and (ii) the Consolidated Excess Free Cash Flow for the month preceding the month in which such installment is due, as such terms are defined in the Malara Broadcast Group Senior Credit Facility.  All such payments shall be applied first to repay the outstanding Revolving Loan to the full extent thereof (without a corresponding reduction in the Revolving Loan Commitment Amount) provided that, if the Repayment Percentage for such monthly installment is 100%, the excess 75% of such monthly installment shall be applied first to repay the outstanding Revolving Loan to the full extent thereof and second to repay the outstanding Tranche B Term Loan to the full extent thereof. For the year ended December 31, 2005, the total principal payments made on the Revolving Loan approximated $1,021,000.

At December 31, 2005, Malara Broadcast Group was in compliance with all covenants under the Malara Broadcast Group Senior Credit Facility.

Under a Reimbursement Agreement dated as of March 8, 2005 (the “Reimbursement Agreement”) among us, Malara Broadcast Group and certain of Malara Broadcast Group’s subsidiaries ( “Malara Borrowers”), the Malara Borrowers agreed to repay us any amounts drawn on the letter of credit plus interest at a rate of 8% per annum.  We reduced to $16.6 million the amount due from the Malara Borrowers to us under the Reimbursement Agreement.

Our 12 3/4 % Cumulative Exchangeable Preferred Stock

Under the terms of the Certificate of Designations for our 12 3/4 % Cumulative Exchangeable Preferred Stock (the “Preferred Stock”), we were required to make the semi-annual dividends on such shares in cash beginning October 1, 2002.  The cash payment of dividends had been restricted by the terms of our previous senior credit agreement and indentures and is prohibited under the Indenture, which governs our Notes.  Consequently we have not paid the semi-annual dividend due to the holders since October 1, 2002.  During the year ended December 31, 2005, a dividend payment of $25,548,000 accrued on our Preferred Stock. As of December 31, 2005, we have recorded an aggregate of $95,804,000 in accrued dividends on our Preferred Stock. Since three or more semi-annual dividend payments have not been paid, the holders of the Preferred Stock have the right to elect the lesser of two directors or that number of directors constituting 25% of the members of the Board of Directors. Effective October 24, 2005, the holders of the majority of the Preferred Stock exercised their right to elect two directors to the Board of Directors of the Company. We are restricted from paying cash dividends under the Indenture, which governs our Notes, and do not anticipate paying cash dividends on our Preferred Stock in the foreseeable future.

Film Payments

As part of an overall effort to reduce station operating expenses, we have continued to make progress replacing expensive unprofitable programming with less expensive, profitable programming.

Film payments from our continuing operations totaled $6.1 million for year ended December 31, 2005 as compared to $5.3 million for the year ended December 31, 2004. The increase in film payments from our continuing operations is related to the two additional television stations, WISE-TV, which we acquired in March 2005 and KDLH-TV, which was acquired by Malara Broadcast Group in March 2005. Based on completed negotiations and current market conditions for the purchase of programming, we expect annual film payments to continue to decline based on a same station basis.

Film payments from our discontinued operations totaled $11.7 million for year ended December 31, 2005 as compared to $18.8 million for the year ended December 31, 2004.

No Off-Balance Sheet Arrangements

At December 31, 2005, 2004, and 2003, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. All of our arrangements with Malara Broadcast Group are on-balance sheet arrangements.

Capital and Commercial Commitments

The following table and discussion reflect our significant contractual obligations and other commercial commitments related to continuing operations as of December 31, 2005:

	Payment Due by Period
Capital Commitment	Total	2006	2007 - 2008	2009 - 2010	Thereafter

9 3/4% Senior Secured Notes due 2010	$405,000,000	$—	$—	$405,000,000	$—
Interest on Senior Secured Notes	194,147,000	39,488,000	78,975,000	75,684,000	—
Malara Broadcast Group Senior Credit Facility (b) (e)	29,720,000	2,579,000	6,772,000	20,369,000	—
Interest on Senior Credit Facility (c) (e)	12,012,000	3,490,000	5,782,000	2,740,000	—
Program contract commitments - current	3,847,000	3,658,000	189,000	—	—
Program contract commitments - future (d)	17,212,000	1,501,000	8,621,000	6,282,000	808,000
Operating leases	2,831,000	602,000	1,044,000	961,000	224,000
12 3/4% Cumulative Exchangeable Preferred Stock, including accrued dividends (a)	377,670,000	—	—	377,670,000	—
Restructuring and severance	192,000	192,000	—	—	—
Total capital and commercial commitments	$1,042,631,000	$51,510,000	$101,383,000	$888,706,000	$1,032,000

(a)          As of December 31, 2005, the Cumulative Exchangeable Preferred Stock, including accrued dividends totaled $294,996,000. The table above includes the balance as of December 31, 2005 and the expected accrued dividends through April 2009, the date of redemption. Payment of cash dividends are restricted by the terms of the Indenture, which governs our existing Senior Secured Notes.

(b)         The amounts are our estimates of required cash payments under the Malara Broadcast Group Senior Credit Facility. The Malara Broadcast Group Senior Credit Facility consists of a revolver and one term loan. The required amortization under the revolver calculated based upon Malara’s station performance; therefore, actual required amortization may vary from our estimates above. The term loan has a fixed amortization schedule, and such amounts are included above.

(c)          The amounts are our estimates of required interest payments under the Malara Broadcast Group Senior Credit Facility. The actual interest payments may vary based upon the actual required amortization payments of the Senior Credit Facility (see (b) above).

(d)          Program contract commitments — future reflect a license agreement for program material that is not yet available for its first broadcast and is therefore not recorded as an asset or liability on our consolidated balance sheet in accordance with the provisions of Statement of Financial Accounting Standards No. 63, Financial Reporting for Broadcasters.

(e)           Amounts reflect capital commitments subsequent to February 10, 2006, whereby the letter of credit issued in March 2005 to support the $23.5 million Tranche A Term Loan of the Malara Broadcast Group’s Senior Credit Facility was drawn upon in satisfaction following non-renewal of the letter of credit. The Company paid its reimbursement obligation to the letter of credit issuer on February 10, 2006, using U.S. government securities which had been pledged in support of such obligation. Amounts may vary from commitments listed within our footnotes to our consolidated financial results herein.

The following table and discussion reflect our significant contractual obligations and other commercial commitments related to discontinued operations as of December 31, 2005:

	Payment Due by Period
Capital Commitment	Total	2006	2007 - 2008	2009 - 2010	Thereafter

Program contract commitments – current	$32,292,000	$19,510,000	$9,853,000	$2,929,000	$—
Program contract commitments – future (a)	22,721,000	1,504,000	7,125,000	8,784,000	5,308,000
WB Affiliation	3,154,000	3,154,000	—	—	—
Operating leases	10,030,000	1,390,000	2,263,000	1,958,000	4,419,000

Total capital and commercial commitments	$68,197,000	$25,558,000	$19,241,000	$13,671,000	$9,727,000

(a)           Program contract commitments — future reflect a license agreement for program material that is not yet available for its first broadcast and is therefore not recorded as an asset or liability on our consolidated balance sheet in accordance with the provisions of Statement of Financial Accounting Standards No. 63, Financial Reporting for Broadcasters.

Recent Accounting Pronouncements

In May 2005, FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections – a replacement of APB No. 20 and FASB Statement No. 3, or Statement 154. Statement 154 changes the requirements of accounting for and reporting a change in accounting principle and applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement, in the event that the accounting pronouncement does not include specific transition provisions. Statement 154 requires retrospective application of changes in accounting principle to prior periods’ financial statements unless it is impracticable. Statement 154 also requires that a change in the method of depreciation, amortization or depletion of long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. The guidance contained in APB Opinion No. 20, Accounting Changes for reporting the correction of an error was carried forward in Statement 154 without change. Statement 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of Statement 154 to have a material impact on its financial position or results of operations.

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

Statement 123(R) is effective for interim and annual reporting periods beginning on or after January 1, 2006. All public companies must use either the modified prospective or modified retrospective transition method. Statement 123(R) permits public companies to adopt its requirements using one of the two methods:

1.                                                     A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all shared based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

2.                                                     A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

We plan to adopt Statement 123(R) using the modified-prospective approach.

As permitted by Statement 123, through December 31, 2005, we account for share-based payments to employees using APB Opinion 25’s intrinsic value method and, as such, generally recognized no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have an impact on its results of operations, although it will have no impact on our overall financial position or cash flows. The impact of the adoption of Statement 123(R) will depend on the levels of share-based payments granted in the future and the rate of cancellation of unvested grants. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net loss and loss per share in Note 2 to the financial statements. We currently believes that stock-based compensation expenses for the calendar year ended December 31, 2006 related to share-based payments granted prior to January 1, 2006 and unvested as of that date will range from $120,000 to $140,000.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

The interest rate on our outstanding Senior Secured Notes is fixed at 9.75%.  Consequently, our earnings will not be affected by changes in short-term interest rates.

Interest rates associated with Malara Broadcast Group’s March 8, 2005, Tranche ATerm Loan were based, at Malara Broadcast Group’s option, at either (i) the higher of the Prime Rate or the Federal Funds Effective Rate plus 0.50% (the “Base Rate”) or (ii) the Adjusted Eurodollar Rate plus 0.60% per annum, as such terms are defined in the Malara Broadcast Group Senior Credit Facility.  Interest rates associated with Malara Broadcast Group’s March 8, 2005, Tranche B Term Loan and Revolving Loan are based, at Malara Broadcast Group’s option, at either (i) the Base Rate plus 4.625% per annum or (ii) the Adjusted Eurodollar Rate plus 7.375% per annum.  In addition, Deferred Interest (as defined in the Malara Broadcast Group Senior Credit Facility) accrues with respect to, and is added to the principal amount of, the Tranche B Term Loan and Revolving Loan at a rate of 3% per annum.  As of March 8, 2005, the six-month Adjusted Eurodollar Rate was 3.21%.  Malara Broadcast Group has not entered into any agreements to hedge the risk of potential interest rate increases.  Based on borrowings outstanding as of December 31, 2005, a 2% increase in the Adjusted Eurodollar Rate would increase interest expense on an annual basis by approximately $1,070,000.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Granite Broadcasting Corporation

We have audited the accompanying consolidated balance sheets of Granite Broadcasting Corporation (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the three years in the period ended December 31, 2005.  Our audits also included the financial statement schedule listed in the Index at Item 15(a).  These financial statements and the schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Granite Broadcasting Corporation at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, Granite Broadcasting Corporation’s recurring losses from operations and net capital deficiency raise substantial doubt about its ability to continue as a going concern.  Management’s plans to address these liquidity matters are also described in Note 1.  The 2005 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ERNST & YOUNG LLP

New York, New York

March 23, 2006

GRANITE BROADCASTING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2005	2004	2003

Net revenues	$86,159,543	$80,499,512	$73,333,409
Station operating expenses:
Direct operating expense (exclusive of depreciation and amortization expenses shown separately below)	34,883,041	32,941,728	32,586,129
Selling, general and administrative expenses (exclusive of depreciation and amortization expenses shown separately below)	25,411,802	23,159,012	20,686,338
Depreciation	5,059,406	5,154,326	4,966,167
Amortization of intangible assets	2,895,768	2,425,909	2,425,911
Corporate expense	10,550,430	13,532,344	11,715,412
Performance award expense	1,279,188	3,414,698	52,247
Corporate separation agreement expense	—	1,406,442	—
Non-cash compensation expense (1)	411,862	696,522	895,539

Operating income (loss)	5,668,046	(2,231,469)	5,666

Other expenses (income):
Interest expense	43,734,355	39,489,942	31,305,297
Interest income	(1,710,937)	(1,162,476)	(1,281,251)
Non-cash interest expense	3,965,229	3,867,838	4,703,841
Non-cash preferred stock dividend	25,547,844	25,547,844	12,773,922
Loss on extinguishment of debt	—	—	3,214,524
Other	159,447	1,028,753	575,654
Loss from continuing operations before income taxes	(66,027,892)	(71,003,370)	(51,286,321)
(Benefit) provision for income taxes:
Current	170,802	216,400	(16,110,412)
Deferred	(867,506)	(11,930,701)	(921,277)
Total benefit for income taxes	(696,704)	(11,714,301)	(17,031,689)
Loss from continuing operations	(65,331,188)	(59,289,069)	(34,254,632)
Discontinued operations:
Loss from discontinued operations, net of taxes	(34,050,626)	(24,002,606)	(12,693,240)
Net loss	(99,381,814)	(83,291,675)	(46,947,872)
Dividends and accretion on redeemable preferred stock	—	—	(12,951,558)
Net loss attributable to common shareholders	$(99,381,814)	$(83,291,675)	$(59,899,430)

Basic and diluted net loss per share from continuing operations	$(3.34)	$(3.06)	$(2.48)
Basic and diluted net loss per share from discontinued operations	(1.74)	(1.24)	(0.67)
Basic and diluted net loss per share	$(5.08)	$(4.30)	$(3.15)

Weighted average common shares outstanding	19,558,756	19,365,950	18,990,919

(1)                                  Allocation of non-cash compensation expense to other operating expenses:

	For the Years Ended December 31,
	2005	2004	2003
Station operating expenses	$78,605	$112,520	$139,269
Corporate expense	333,257	584,002	756,270
Non-cash compensation expense	$411,862	$696,522	$895,539

See accompanying notes.

GRANITE BROADCASTING CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004

Assets

Current assets:
Cash and cash equivalents	$8,629,044	$60,858,710
Restricted cash equivalents	24,997,500	—
Marketable securities, at fair value	—	5,603,500
Accounts receivable, less allowance for doubtful accounts ($632,156 in 2005 and $896,465 in 2004)	22,388,546	20,551,203
Film contract rights	2,835,827	3,776,749
Other current assets	6,361,111	3,176,834
Assets held for sale	116,183,354	158,142,996
Total current assets	181,395,382	252,109,992

Property and equipment, net	41,691,267	37,229,555
Film contract rights	76,562	157,842
Other non current assets	734,975	8,384,731
Deferred financing fees, less accumulated amortization ($4,334,405 in 2005 and $1,989,038 in 2004)	11,757,197	11,760,080
Goodwill	60,320,347	28,937,539
Broadcast licenses, net	44,686,292	37,979,394
Network affiliations, net	65,174,688	53,370,047
Total assets	$405,836,710	$429,929,180

Liabilities and stockholders’ deficit

Current liabilities:
Accounts payable	$1,352,131	$1,063,782
Accrued interest	3,290,625	3,290,625
Other accrued liabilities	7,188,091	6,277,190
Film contract rights payable	3,658,253	5,013,574
Current portion of long-term debt	25,844,000	—
Other current liabilities	6,026,247	1,133,678
Liabilities held for sale	36,930,893	46,056,768
Total current liabilities	84,290,240	62,835,617

Long-term debt	428,871,456	400,791,298
Film contract rights payable	188,727	370,890
Deferred tax liability	21,560,807	19,347,007
Redeemable preferred stock	199,191,138	198,835,862
Accrued dividends on redeemable preferred stock	95,804,417	70,256,573
Other non current liabilities	7,008,694	9,582,081

Stockholders’ deficit:
Common stock: 41,000,000 shares authorized consisting of 1,000,000 shares of Class A Common Stock, $.01 par value, and 40,000,000 shares of Common Stock (Nonvoting), $.01 par value; 98,250 shares of Class A Common Stock and 19,480,142 shares of Common Stock (Nonvoting) (19,283,924 shares at December 31, 2004) issued and outstanding at December 31, 2005	195,783	193,820
Additional paid-in capital	393,701	361,088
Accumulated other comprehensive loss	—	(12,914)
Accumulated deficit	(430,792,098)	(331,410,284)
Less: Unearned compensation	(480)	(346,183)
Treasury stock, at cost	(875,675)	(875,675)
Total stockholders’ deficit	(431,078,769)	(332,090,148)
Total liabilities and stockholders’ deficit	$405,836,710	$429,929,180

See accompanying notes.

GRANITE BROADCASTING CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Years Ended December 31, 2003, 2004 and 2005

	Class A Common Stock	Common Stock (Nonvoting)	Additional Paid-in Capital	Other Comprehensive Income	Accumulated Deficit	Unearned Compensation	Treasury Stock	Total Stockholders’ Deficit

Balance as of December 31, 2002	$1,785	$185,815	$—	$—	$(188,779,415)	$(851,334)	$(851,924)	$(190,295,073)
Dividends on redeemable preferred stock			(382,600)		(12,391,322)			(12,773,922)
Accretion of offering costs related to Cumulative Exchangeable Preferred Stock			(177,636)					(177,636)
Grant of stock award under stock plans			402,900			(402,900)		—
Exercise of stock options		175	26,075					26,250
Issuance of Common Stock (Nonvoting)		2,351	(2,351)					—
Repurchase of Common Stock (Nonvoting)							(23,751)	(23,751)
Stock expense related to stock plans			133,612			431,133		564,745
Discount on loans to officers						195,453		195,453
Net loss					(46,947,872)			(46,947,872)
Balance at December 31, 2003	1,785	188,341	—	—	(248,118,609)	(627,648)	(875,675)	(249,431,806)
Conversion of Class A to Class B	(803)	803						—
Grant of stock award under stock plans			180,885			(180,885)		—
Issuance of Common Stock (Nonvoting)		3,694	(3,694)					—
Stock expense related to stock plans			183,897			252,020		435,917
Discount on loans to officers						210,330		210,330
Net loss					(83,291,675)			(83,291,675)
Unrealized loss on investment				(12,914)				(12,914)
Comprehensive loss								(83,304,589)
Balance at December 31, 2004	982	192,838	361,088	(12,914)	(331,410,284)	(346,183)	(875,675)	(332,090,148)
Issuance of Common Stock (Nonvoting)		1,963	(1,963)					—
Stock expense related to stock plans			41,838			149,211		191,049
Forfeiture of stock award under stock plans			(7,262)			7,262		—
Discount on loans to officers						189,230		189,230
Net loss					(99,381,814)			(99,381,814)
Realized gain on investment				12,914				12,914
Comprehensive loss								(99,368,900)
Balance at December 31, 2005	$982	$194,801	$393,701	$—	$(430,792,098)	$(480)	$(875,675)	$(431,078,769)

See accompanying notes.

GRANITE BROADCASTING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2005	2004	2003

Cash flows from operating activities:
Net loss	$(99,381,814)	$(83,291,675)	$(46,947,872)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	6,938,315	7,892,924	9,976,310
Impairment of Intangibles	31,049,507	15,491,327	—
Depreciation	5,989,768	6,429,964	6,285,077
Future affiliation payment obligation write downs	(2,765,890)	—	—
Performance award expense	1,279,188	3,414,698	52,247
Non-cash compensation expense	411,862	696,522	895,539
Non-cash interest expense	4,332,336	4,198,603	4,969,421
Non-cash preferred stock dividend	25,547,844	25,547,844	12,773,922
Film amortization and impairment	18,305,737	21,672,744	25,921,688
Deferred tax benefit	(696,704)	(11,930,701)	(921,277)
Loss on extinguishments of debt	—	—	3,214,524
Change in assets and liabilities net of effects from acquisitions:
Decrease in accounts receivable	583,079	913,762	1,746,672
Increase (decrease) in accrued liabilities	447,491	2,641,030	(2,073,818)
(Decrease) increase in accounts payable	(68,988)	(1,044,437)	95,998
WB affiliation payment	(1,261,714)	(2,523,428)	(2,096,753)
Decrease (increase) in income tax receivable	—	16,326,799	(10,991,953)
Increase in film contract rights and other assets	(7,313,133)	(17,616,749)	(23,488,240)
Decrease in film contract rights payable and other liabilities	(6,280,138)	(7,542,427)	(186,005)
Net cash used in operating activities	(22,883,254)	(18,723,200)	(20,774,520)

Cash flows from investing activities:
Sales (purchases) of marketable securities and other investments	5,598,815	(5,496,847)	—
Payment for acquisition of assets	(56,306,366)	—	—
Purchase of U.S. Government Securities	(24,997,500)	—	—
Capital expenditures	(3,778,174)	(4,810,645)	(12,652,554)
Net cash used in investing activities	(79,483,225)	(10,307,492)	(12,652,554)

Cash flows from financing activities:
Proceeds from senior credit facility	53,500,000	—	—
Proceed from senior secured notes	—	—	400,067,100
Repayment of bank debt	—	—	(316,677,910)
Payment of deferred financing fees	(2,342,484)	(324,593)	(14,070,217)
Payment of senior credit facility	(1,020,703)	—	—
Repurchase of common stock	—	—	(23,751)
Exercise of stock options	—	—	26,250
Net cash provided by (used in) financing activities	50,136,813	(324,593)	69,321,472

Net (decrease) increase in cash and cash equivalents	(52,229,666)	(29,355,285)	35,894,398
Cash and cash equivalents, beginning of year	60,858,710	90,213,995	54,319,597
Cash and cash equivalents, end of year	$8,629,044	$60,858,710	$90,213,995

Supplemental information:
Cash paid for interest	$42,970,878	$37,184,063	$33,473,446
Cash paid for income taxes	177,266	177,070	832,765
Non-cash capital expenditures	309,110	186,266	142,335
Cumulative exchangeable preferred stock dividend	—	—	12,773,922

See accompanying notes.

GRANITE BROADCASTING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Operations of the Company

The business operations of Granite Broadcasting Corporation and its wholly owned subsidiaries (the “Company”) consist of eight network affiliated television stations in the United States, consisting of four NBC-affiliated television stations, one ABC-affiliated station, one CBS-affiliated television station and two WB Network stations. The Company’s stations are located in New York, California, Michigan, Indiana, Illinois and Minnesota. Through various local service agreements (as fully discussed below), the Company provides advertising sales, promotion, administrative services and selected programming to two television stations owned by Malara Broadcast Group, Inc (“Malara Broadcast Group”) and one television station owned by Four Seasons Broadcast Company.

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

In September 2005, the Company entered into a strategic arrangement with Four Seasons Broadcast Company, under which the Company provides advertising sales, promotion and administrative services, and selected programming to WAOE-TV under local services agreements. The Company does not own Four Seasons Broadcast Company or its television stations, and pursuant to Interpretation 46, the Company is not deemed to be the primary beneficiary of Four Seasons Broadcast Company and therefore, has not consolidated their results with the Company’s as of December 31, 2005.

Malara Broadcast Group financed its acquisition of WPTA-TV and KDLH-TV with the proceeds of a Senior Credit Facility (the “Malara Broadcast Group Senior Credit Facility”) consisting of two terms loans totaling $48.5 million and a revolving loan of $5 million. The $23.5 million Malara Broadcast Group Term Tranche A Loan which was secured by a letter of credit was repaid February 10, 2006, as discussed below. To secure the reimbursement obligations in the event of a draw on the letter of credit, pursuant to the terms and conditions of an Application and Agreement for Standby Letter of Credit, the Company had pledged $25 million of U.S. Government Securities. On February 10, 2006, the letter of credit issued in March 2005 to support the $23.5 million Tranche A Term Loan was drawn upon in satisfaction of Malara Broadcast Group’s obligations to such lenders under the Malara Tranche A Term Loan following non-renewal of the letter of credit.  The Company paid its reimbursement obligation to the letter of credit issuer on February 10, 2006, using U.S. government securities which had been pledged in support of such obligation. The $25 million Malara Broadcast Group Tranche B Term Loan and the $5 million revolving loan are secured by the assets of WPTA-TV and KDLH-TV, and guaranteed on an unsecured basis by the Company.

On September 8, 2005, the Company entered into a definitive agreement (the “KBWB Purchase and Sale Agreement”) to sell substantially all of the assets of KBWB-TV, the WB affiliate serving the San Francisco, California television market, to AM Broadcasting KBWB, Inc. (the “KBWB Buyer”).  In addition, on September 8, 2005, the Company entered into a definitive agreement (the “WDWB Purchase and Sale Agreement” and together with the KBWB Purchase and Sale Agreement, the “Purchase and Sale Agreements”) to sell substantially all of the assets of WDWB-TV, the WB affiliate serving the Detroit, Michigan television market, to AM broadcasting WDWB, Inc. (the “WDWB Buyer”).  The Purchase and Sale Agreements contain covenants by the Company not to compete in the San Francisco, California and Detroit, Michigan markets for a period of five years. The aggregate consideration to be received by the Company for the sale of the assets of KBWB-TV was $72,500,000, before closing adjustments, which was payable $71,250,000 in cash and $1,250,000 in equity in AM Media Holdings, LLC.  The aggregate consideration to be received by the Company for the sale of the assets of WDWB-TV was $87,500,000, before closing adjustments which was payable $86,250,000 in cash and $1,250,000 in equity in AM Media Holdings, LLC. The consideration for each covenant not to compete in the San Francisco and Detroit markets is $10 million, respectively.

On January 24, 2006, the WB Network announced that it will no longer provide programming to current WB affiliates effective in September 2006.  The KBWB Buyer has advised the Company that as a result thereof, the KBWB Buyer will not be able to proceed with the transaction as contemplated.  While there may be further discussions between the Company and the KBWB Buyer about the transaction, the Company is actively engaging in dialogue with other potential buyers because the Company does not presently have an agreement in principle with the KBWB Buyer with respect to KBWB-TV and anticipates that it will complete a sale of KBWB-TV within the next twelve months but there can be no assurances that the Company will be successful in identifying another buyer.  On February 14, 2006, the Company entered into an amendment (the “KBWB Amendment”) to the KBWB Purchase and Sale Agreement.  Pursuant to the KBWB Amendment (i) a no shop provision was deleted in its entirety and (ii) the KBWB Buyer and the Company each have the right to terminate the KBWB Purchase and Sale Agreement, at any time, by providing written notice to the other party with no liability or obligation to such other party.

On January 24, 2006, the WB Network announced that it will no longer provide programming to current WB affiliates effective in September 2006. The WDWB Buyer has advised the Company that as a result of the WB Network announcement, the WDWB Buyer will not be able to proceed with the transaction as contemplated.  While there may be further discussions between the Company and the WDWB Buyer about the transaction, the Company is actively engaging in dialogue with other potential buyers because the Company does not presently have an agreement in principle with the WDWB Buyer with respect to WDWB-TV and anticipates that it will complete a sale of WDWB-TV within the next twelve months but there can be no assurances that the Company will be successful in identifying another buyer.  On February 14, 2006, the Company entered into an amendment (the “WDWB Amendment”) to the WDWB Purchase and Sale Agreement. Pursuant to the WDWB Amendment (i) a no shop provision was deleted in its entirety and (ii) the WDWB Buyer and the Company each have the right to terminate the WDWB Purchase and Sale Agreement, at any time, by providing written notice to the other party with no liability or obligation to such other party.

Over the last three years, the Company has experienced annual operating losses and at December 31, 2005 had unrestricted cash and accumulated deficit of $8,629,000 and $430,792,000, respectively. On June 1, 2006, the Company must make an interest payment of $19,744,000 on its 9 3/4 % Senior Secured Notes (the “Notes”).  The Company does not anticipate having sufficient cash on hand to make the June 1, 2006 interest payment on its Notes.

On March 13, 2006, the Company retained the services of Houlihan Lokey Howard & Zukin as its financial advisors to assist the Company in the evaluation of strategic options and to advise us on available financing and capital restructuring alternatives.

Absent changes to its capital structure and station ownership mix, the Company will not have enough liquidity to make the June 1, 2006 interest payment on its Notes. In order to improve the Company’s existing liquidity position and to further the Company’s business strategy, the Company had entered into separate definitive agreements to sell its two WB affiliates (as discussed above) and is continuing to explore the sale of the two WB affiliates and the restructuring of the Company.  However, under its Indenture, the Company’s use of the net proceeds from the sale of assets is restricted. Of the net proceeds received in an asset sale, $5 million may be used for working capital purposes and the remainder must be used either:

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

Assuming the Company is successful in selling the KBWB-TV and WDWB-TV, selling additional assets and / or restructuring the Company, management believes that the available proceeds together with the cash and cash equivalents on hand and internally generated funds from operations may be sufficient to satisfy our cash requirements for our existing operations and debt service for the next twelve months. However, a lack of liquidity would have a material adverse effect on the Company’s business strategy and therefore affect its ability to continue as a going concern and make our June 1, 2006 interest payment on our Notes. The 2005 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

On January 13, 2006, the Company and certain of its subsidiaries entered into a definitive agreement with Television Station Group Holdings, LLC and certain of its subsidiaries to purchase substantially all of the assets of WBNG-TV, Channel 12, the CBS-affiliated television station serving Binghamton and Elmira, New York, for $45 million in cash, subject to closing adjustments.  (the “WBNG Purchase and Sale Agreement”).  As of February 8, 2006, the sellers have a right to terminate the WBNG Purchase and Sale Agreement because the sales of the Company’s two stations affiliated with the WB Network were not completed as of such date.  As of March 30, 2006, the sellers have not exercised their right to terminate the WBNG Purchase and Sale Agreement. On March 8, 2006, the application seeking consent to assign the WBNG-TV license to the Company’s subsidiary was granted by the Federal Communications Commission (“FCC”).

Note 2 - Summary of Significant Accounting Policies

Financial statement presentation

The consolidated financial statements include the accounts of Granite Broadcasting Corporation, its wholly owned subsidiaries and the accounts of independently-owned Malara Broadcast Group where it is deemed that the Company is the primary beneficiary of a variable interest entity in accordance with Interpretation 46. All intercompany account balances and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.  In addition, the Company reduced goodwill during the year ended 2004 by $14,926,000 to appropriately reflect the tax basis of certain assets acquired in prior years’ acquisitions which have been reflected in the December 31, 2004 Balance Sheet disclosed herein and had no effect on the Company’s Statement of Operations or Cash Flows.

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

Discontinued Operations

In accordance with the provisions of Statement of Financial Accounting Standards No. 144 (“Statement 144”), Accounting for the Impairment or Disposal of Long-Lived Assets, the operating results of KBWB-TV, San Francisco, California and WDWB-TV, Detroit, Michigan are not included in our consolidated results from continuing operations for the years ended December 31, 2005, 2004 and 2003 since the asset sale agreements for KBWB-TV, San Francisco, California and WDWB-TV, Detroit, Michigan, each meet the criteria for a qualifying plan of sale. The Company is committed to a plan to sell these assets, the assets are available for immediate sale, and the Company is actively seeking buyers and marketing these assets and believes that the sale of the assets is probable at prices that are reasonable in relation to their current fair value.  The assets and liabilities being disposed of have been classified as “held for sale” on the accompanying balance sheets and their operations have been recorded as discontinued operations. Discontinued operations have not been segregated in the consolidated statement of cash flows and, therefore, amounts for certain captions will not agree with the accompanying consolidated balance sheets and statements of operations. Their financial position and results of operations have been reclassified accordingly for all periods presented. (See Note 4 Discontinued Operations, for further details.)

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

Intangibles

Intangible assets at December 31 are summarized as follows:

	2005	2004

Goodwill	$74,088,000	$42,706,000
Network affiliations	94,292,000	79,591,000
Broadcast licenses	53,514,000	46,807,000
	221,894,000	169,104,000
Accumulated amortization	(51,713,000)	(48,817,000)

Net intangible assets	$170,181,000	$120,287,000

As of December 31, 2005 and 2004, the Company’s intangible assets and related accumulated amortization consisted of the following:

	December 31, 2005		December 31, 2004
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization

Intangible assets subject to amortization:
Network affiliation agreements	$94,292,000	$(29,117,000)	$79,591,000	$(26,221,000)

Intangible assets not subject to amortization:
Goodwill	$74,088,000	$(13,768,000)	$42,706,000	$(13,768,000)
Broadcast licenses	53,514,000	(8,828,000)	46,807,000	(8,828,000)
	$127,602 ,000	$(22,596,000)	$89,513,000	$(22,596,000)

The Company amortizes its network affiliation agreements for which it does not make contractual payments using an estimated useful life of 25 years and amortizes its network affiliation agreements for which it makes contractual payments over the life of the contract.  The Company recorded amortization expense of $2,896,000, $2,426,000 and $2,426,000 during the years ended December 31, 2005, 2004 and 2003, respectively.  Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding 5 years are as follows: 2006: $3,014,000; 2007: $3,014,000; 2008: $3,014,000; 2009: $3,014,000; and 2010:  $3,014,000.  As acquisitions and dispositions occur in the future, these amounts may vary.

Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset is not recoverable.  At such time as an impairment in value of a long-lived asset is identified, except for goodwill and other intangible assets deemed to have indefinite lives, the impairment will be measured in accordance with Statement 144, as the amount by which the carrying amount of a long-lived asset exceeds its fair value.  A present value technique, which utilizes multiple cash flow scenarios that reflect the range of possible outcomes and an appropriate discount rate, is used to determine fair value.  There were no impairments of long-lived assets at December 31, 2005.

Deferred financing fees

On December 22, 2003, the Company completed an offering of the Notes. Proceeds from the Notes were used, in part, to (i) repay all outstanding borrowings, plus accrued interest, under the Company’s then outstanding senior credit agreement, (ii) to redeem at par, plus accrued interest, all of the 9 3/8% and 10 3/8% Senior Subordinated Notes due 2005 and (iii) to repurchase at par, plus accrued interest, all of the 8 7/8% Senior Subordinated Notes due 2008.  The remaining proceeds were invested in short-term securities as well as being used for general working capital purposes.  The unamortized deferred financing fees related to the Company’s senior credit agreement and the Company’s senior subordinated notes of $3,215,000 were written off in 2003.  The Company incurred fees of $ 13,749,000 in connection with the sale of the Notes.  These fees are being amortized over seven years. In connection with entering into the Malara Broadcast Group Senior Credit Facility in 2005, the Company incurred fees of $ 2,342,000, which are being amortized over 5 years. As a result of the February 10, 2006 repayment of Tranche A Term Loan, approximately $709,000 of unamortized deferred financing fees will be written off in the first quarter of 2006.

Property and equipment

Property and equipment are recorded at cost and depreciated on a straight-line basis over their estimated useful lives, by asset classifications, ranging from a period of 3 to 40 years. Prior to January 1, 2005 property and equipment were being depreciated on a straight-line basis ranging from 3 to 35 years. On January 1, 2005, the Company revised the estimated useful lives to reflect the revised expected useful life of such assets to 3 to 40 years. This change decreased total depreciation expense during the year ended December 31, 2005 by approximately $700,000, or $0.03 per diluted share. Maintenance and repairs are charged to operations as incurred.

Film contract rights

Film contract rights are recorded as assets at gross value when the license period begins and the films are available for broadcasting.  Film contract rights are amortized on an accelerated basis over the estimated usage of the films, and are classified as current or non-current on that basis.  The Company’s accounting for long-lived film contract assets requires judgment as to the likelihood that such assets will generate sufficient revenue to cover the associated expense.  The Company reviews its film contract rights for impairment by projecting the amount of revenue the program will generate over the remaining life of the contract by applying average historical rates and sell-out percentages for a specific time period and comparing it to the program’s expense.  If the projected future revenue of a program is less than its future expense and/or the expected broadcast period is shortened or cancelled due to poor ratings, the Company would be required to write-off the exposed value of the program rights ratably or potentially immediately. The Company has written down the value of certain film contract rights at its two WB stations by $ 4,346,000, $3,800,000 and $3,000,000 during the years ended December 31, 2005, 2004 and 2003, respectively, and is included on the statement of operations in “loss from discontinued operations” in each respective year.  Film contract rights payable are classified as current or non-current in accordance with the payment terms of the various license agreements.  Film contract rights are reflected in the consolidated balance sheet at the lower of unamortized cost or estimated net realizable value. As of December 31, 2005, the amounts of current film contract rights and non-current film contract rights were $2,836,000 and $77,000, respectively.

At December 31, 2005, the obligation for programming that had not been recorded because the program rights were not available for broadcasting aggregated $17,212,000.

Barter transactions

Revenue from barter transactions is recognized when advertisements are broadcast and merchandise or services received are charged to expense when received or used.  Barter revenue totaled $2,112,000, $1,777,000 and $1,614,000 for the years ended December 31, 2005, 2004 and 2003 respectively.  Barter expense totaled $1,633,000, $1,296,000 and $1,442,000 for the years ended December 31, 2005, 2004 and 2003 respectively.

Advertising

The cost of advertising is expensed as incurred.  Advertising expense was $497,000, $421,000 and $406,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in the financial statements and accompanying notes.  The significant estimates made by management include the allowance for doubtful accounts, the recoverability of film contract rights and the useful lives and carrying value of tangible and intangible assets. Actual results could differ from those estimates.

Cash Equivalents and Investments in Marketable Securities

All highly liquid investments with a maturity of ninety days or less from the date of purchase are considered cash equivalents. Marketable securities are classified as available-for-sale in accordance with the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities.  These securities are carried at fair market value based on current market quotes. Unrealized gains and losses are reported in stockholders’ equity as a separate component of other comprehensive income / (loss) until realized.  Gains and losses on securities sold are based on the specific identification method. The Company does not hold these securities for speculative or trading purposes. Marketable securities, which include direct obligations of the U.S. Government, domestic commercial paper and domestic certificates of deposits, have maturities of one year or less and have active markets to ensure portfolio liquidity. At December 31, 2005, the Company did not have any marketable securities.

Restricted Cash Equivalents

At December 31, 2005, the $23.5 million Tranche A Term Loan under the Malara Broadcast Group Senior Credit Facility is secured by a letter of credit.  To secure the reimbursement obligations in the event of a draw on the letter of credit and pursuant to the terms and conditions of an Application and Agreement for Standby Letter of Credit, the Company pledged $25 million of U.S. Government Securities, which are not available for working capital or any other purposes and held in escrow. As of December 31, 2005, the restricted U.S. Government Securities totaled $24,997,500.

On February 10, 2006, in accordance with the terms of the Malara Broadcast Group’s Senior Credit Facility, the letter of credit issued in March 2005 (see Note 10.) to support the $23.5 million Tranche A Term Loan was drawn upon in satisfaction of Malara Broadcast Group’s obligations to such lenders Loans under the Malara Tranche A Term Loan following non-renewal of the letter of credit. The Company paid its reimbursement obligation to the letter of credit issuer on February 10, 2006, using U.S. government securities that had been pledged in support of such obligation.

Stock-Based Compensation

The Company has adopted the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, which requires disclosure in the summary of accounting policies of the effects of an entity’s accounting policy with respect to stock-based compensation on reported net income / (loss) and earnings per share in annual and interim financial statements.

The Company accounts for stock option grants under the recognition and measurement principles of Accounting Principles Board (“APB”) No 25, Accounting for Stock Issued to Employees, and related interpretations and the Company complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation as amended by SFAS No. 148. Under APB No. 25, because the exercise price of the Company’s stock options equals the market price (fair value) of the underlying stock on the date of grant, no compensation expense is recorded.

The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, to stock-based compensation for the years ended December 31, as follows which may not be representative of the impact in future years:

	2005	2004	2003

Net loss attributable to common shareholders, as reported	$(99,382,000)	$(83,292,000)	$(59,899,000)
Add: Pro forma compensation expense	415,000	1,330,000	1,381,000
Less: Option compensation expense, as reported	(38,000)	(45,000)	(48,000)
Pro forma net loss attributable to common shareholders	$(99,759,000)	$(84,577,000)	$(61,232,000)

Basic and diluted net loss per share, as reported	$(5.08)	$(4.30)	$(3.15)
Pro forma compensation expense	(0.02)	(0.07)	(0.07)
Pro forma basic and diluted net loss per share	$(5.10)	$(4.37)	$(3.22)

The Company did not grant any stock options in 2005. The fair value for each option grant was estimated at the date of grant using the Black Scholes option pricing model with the following assumptions for the various grants made during 2005, 2004 and 2003:

	2005	2004	2003
Risk-free interest rate	—	3.00%	2.93% - 3.19%
Dividend yield	0%	0%	0%
Expected volatility	—	90%	59% - 92%
Expected lives	—	5	5

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

Net loss per common share

The following table sets forth the computation of basic and diluted earnings per share:

	Years Ended December 31,
	2005	2004	2003

Net loss	$(99,382,000)	$(83,292,000)	$(46,948,000)

Cumulative exchangeable preferred stock dividends	—	—	12,774,000
Accretion of offering costs on cumulative exchangeable preferred stock	—	—	177,000

Net loss attributable to common shareholders	$(99,382,000)	$(83,292,000)	$(59,899,000)

Weighted average common shares outstanding for basic net loss per share	19,559,000	19,366,000	18,991,000

Basic and diluted net loss per share	$(5.08)	$(4.30)	$(3.15)

Stock options totaling 45,565 for the year ended December 31, 2003, were excluded from the computation of diluted earnings per share due to their anti-dilutive effect.

Recent Accounting Pronouncements

In May 2005, FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections – a replacement of APB No. 20 and FASB Statement No. 3, or Statement 154. Statement 154 changes the requirements of accounting for and reporting a change in accounting principle and applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement, in the event that the accounting pronouncement does not include specific transition provisions. Statement 154 requires retrospective application of changes in accounting principle to prior periods’ financial statements unless it is impracticable. Statement 154 also requires that a change in the method of depreciation, amortization or depletion of long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. The guidance contained in APB Opinion No. 20, Accounting Changes for reporting the correction of an error was carried forward in Statement 154 without change. Statement 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of Statement 154 to have a material impact on its financial position or results of operations.

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

Statement 123(R) is effective for interim and annual reporting periods beginning on or after January 1, 2006. All public companies must use either the modified prospective or modified retrospective transition method. Statement 123(R) permits public companies to adopt its requirements using one of the two methods:

1.               A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all shared based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

2.               A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company plans to adopt Statement 123(R) using the modified-prospective approach.

As permitted by Statement 123, through December 31, 2005, the Company accounted for share-based payments to employees using APB Opinion 25’s intrinsic value method and, as such, generally recognized no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have an impact on its results of operations, although it will have no impact on its overall financial position or cash flows. The impact of the adoption of Statement 123(R) will depend on the levels of share-based payments granted in the future and the rate of cancellation of unvested grants. However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net loss and loss per share in Note 2. The Company currently believes that stock-based compensation expenses for the calendar year ended December 31, 2006 related to share-based payments granted prior to January 1, 2006 and unvested as of that date will range from $120,000 to $140,000.

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

Furthermore, another subsidiary of Malara Broadcast Group acquired CBS affiliate KDLH-TV, Duluth, Minnesota from New Vision Television on March 8, 2005 for approximately $9.5 million, pursuant to the terms and conditions of an asset purchase agreement, dated April 23, 2004.

On March 8, 2005, the Company entered into a strategic arrangement with Malara Broadcast Group, under which the Company provides advertising sales, promotion and administrative services, and selected programming to WPTA-TV and KDLH-TV in return for certain fees that will be paid by Malara Broadcast Group to the Company. The fees payable to the Company will be paid after current debt service as well as certain other expenses Malara Broadcast Group incurs directly are satisfied. During the year ended December 31, 2005, Malara Broadcast Group paid the Company approximately $2,639,000 under the strategic arrangements between the companies.  As of December 31, 2005, the total amount due to the Company from Malara Broadcast Group was approximately $14,514,000.

Malara Broadcast Group financed its acquisition of WPTA-TV and KDLH-TV with the proceeds of the Malara Broadcast Group Senior Credit Facility (see Note 10, Debt).

The Company does not own Malara Broadcast Group or its television stations. However, as a result of the Company’s guarantee of the obligations incurred under Malara Broadcast Group’s Senior Credit Facility with respect to the Tranche B Term Loan and the revolving loan and due to its arrangements under the local service agreements and put or call option agreements, under Interpretation 46, the Company is required to consolidate Malara Broadcast Group’s financial position, results of operations and cash flows. In addition, in accordance with the provisions of Interpretation 46, the Company did not account for the sale of the assets of WPTA-TV and no gain there from was recognized in the consolidated statements of operations. Additionally, the Company did not apply the provisions of purchase accounting to Malara Broadcast Group’s acquisition of WPTA-TV.

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

WISE

On March 8, 2005, the Company acquired the stock of WISE-TV from New Vision Group, LLC for $43.5 million in cash plus approximately $2,900,000 of transactions costs. The acquisition was accounted for under the purchase method of accounting and accordingly, the purchase price was allocated to liabilities acquired based on their estimated fair value on the acquisition date.

The following table summarizes the preliminary allocation of the purchase price of WISE-TV on March 8, 2005. The Company obtained a third-party valuation of certain acquired intangible assets and the allocation below is the final valuation of the acquired intangible assets. In addition, net liabilities acquired are subject to future adjustments and therefore the amount below is preliminary and estimated and subject to change.

Value at
March 8, 2005
Purchase Price	$46,443,000
Net Liabilities Assumed	1,093,000
FCC License (indefinite lived)	(5,248,000)
Network Affiliation (estimated useful life, 25 years)	(14,088,000)
Goodwill (indefinite lived)	$28,200,000

KDLH

On March 8, 2005, Malara Broadcast Group acquired substantially all of the assets of KDLH-TV from New Vision Group, LLC for $9.5 million plus approximately $360,000 of transactions costs. The acquisition was accounted for under the purchase method of accounting and accordingly, the purchase price was allocated to assets acquired based on their estimated fair value on the acquisition date.

The following table summarizes the preliminary allocation of the purchase price of KDLH-TV acquired on March 8, 2005. Malara Broadcast Group obtained a third-party valuation of certain acquired intangible assets and the allocation below is the final valuation of the acquired intangible assets. In addition, net assets acquired are subject to future adjustments and therefore the amount below is preliminary and estimated and subject to change.

Value at
March 8, 2005
Purchase Price	$9,864,000
Net Assets Acquired	(4,647,000)
FCC License (indefinite lived)	(1,459,000)
Network Affiliation (estimated useful life, 25 years)	(612,000)
Goodwill (indefinite lived)	$3,146,000

The following pro forma information from continuing operations for the years ended December 31, 2005 and 2004 have been presented as if the Company’s acquisition of WISE-TV and Malara Broadcast Group’s acquisition of KDLH-TV had occurred on January 1, of each year:

	Years Ended December 31,
	2005	2004
	Pro Forma	Pro Forma
Net Revenues	$88,011,000	$93,488,000
Operating Expenses	82,143,000	91,851,000
Income from Operations	5,868,000	1,637,000
Other Expenses	72,621,000	74,170,000
Loss before taxes	66,753,000	72,533,000
Benefit for income taxes	697,000	11,714,000
Net loss attributable to common shareholders	$66,056,000	$60,819,000

Basic and diluted net loss per share	$3.38	$3.14

Weighted average common shares outstanding	19,559,000	19,366,000

The pro forma information is presented for illustrative purposes only and is not necessarily indicative of results of operations in the future periods or results that would have been achieved had the Company’s acquisition of WISE-TV and Malara Broadcast Group’s acquisition of KDLH-TV occurred during the specified periods.

Note 4 – Discontinued Operations

In accordance with the provisions of Statement No. 144, the operating results of KBWB-TV, San Francisco, California and WDWB-TV, Detroit, Michigan are reported as discontinued operations in the accompanying consolidated balance sheets and statements of operations. The respective assets and liabilities being disposed of have been classified as “held for sale” on the accompanying balance sheets presented and their operations have been recorded as discontinued operations. Discontinued operations have not been segregated in the consolidated statement of cash flows and, therefore, amounts for certain captions will not agree with the accompanying consolidated balance sheets and statements of operations.

Agreements to sell KBWB and WDWB

On September 8, 2005, the Company entered into the KBWB Purchase and Sale Agreement to sell substantially all of the assets of KBWB-TV, the WB affiliate serving the San Francisco, California television market, to the KBWB Buyer.  In addition, on September 8, 2005, the Company entered into the WDWB Purchase and Sale Agreement and together with the KBWB Purchase and Sale Agreement, the “Purchase and Sale Agreements” to sell substantially all of the assets of WDWB-TV, the WB affiliate serving the Detroit Michigan television market, to the WDWB Buyer. The Purchase and Sale Agreements contain covenants by the Company not to compete in the San Francisco, California and Detroit, Michigan markets for a period of five years. The aggregate consideration to be received by the Company for the sale of KBWB-TV was $72,500,000, before closing adjustments, which was payable $71,250,000 in cash and $1,250,000 in equity in AM Media Holdings, LLC. The aggregate consideration to be received by the Company for the sale of WDWB-TV was $87,500,000, before closing adjustments, which was payable $86,250,000 in cash and $1,250,000 in equity in AM Media Holdings, LLC. The consideration for each covenant not to compete in the San Francisco and Detroit markets was $10 million, respectively. As of December 31, 2005 the aggregate assets held for sale totaled $116,183,000 and the aggregate liabilities held for sale totaled $36,931,000. At December 31, 2004, the aggregate assets held for sale totaled $158,143,000 and the aggregate liabilities held for sale totaled $46,057,000.

Cash related to discontinued operations, which the Company will retain the rights to, is included in cash and cash equivalents in the accompanying consolidated balance sheets for all periods presented. Cash and cash equivalents totaled $520,000 as of December 31, 2005 and $649,000 as of December 31, 2004 is included in the Company’s consolidated balance sheets. Accounts receivable related to discontinued operations, which the Company will retain the rights to and collect, is included in accounts receivable, net of allowance for doubtful accounts, in the accompanying consolidated balance sheets for all periods presented. Such amounts totaled $5,464,000 (net of allowance of $222,000) as of December 31, 2005 and $6,091,000 (net of allowance of $415,000) as of December 31, 2004 and are included in the Company’s consolidated balance sheets. Net loss from discontinued operations was $34,051,000, $24,003,000 and $12,693,000 for the years ended December 31, 2005, 2004 and 2003 respectively. Net revenues from discontinued operations were $31,457,000, $33,266,000 and $35,211,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Net loss from discontinued operations includes non-cash impairment write downs related to film contract rights, affiliation agreements and other intangible assets totaling $35,396,000, $19,291,000 and $2,950,000, in 2005, 2004 and 2003, respectively.

On January 24, 2006, the WB Network announced that it will no longer provide programming to current WB affiliates effective in September 2006.  The KBWB Buyer has advised the Company that as a result thereof, the KBWB Buyer will not be able to proceed with the transaction as contemplated.  While there may be further discussions between the Company and the KBWB Buyer about the transaction, the Company is actively engaging in dialogue with other potential buyers because the Company does not presently have an agreement in principle with the KBWB Buyer with respect to KBWB-TV and anticipates that it will complete a sale of KBWB-TV within the next twelve months.  On February 14, 2006, the Company entered into the KBWB Amendment to the KBWB Purchase and Sale Agreement. Pursuant to the KBWB Amendment (i) Section 6.2 of the KBWB Purchase and Sale Agreement, a no shop provision, was deleted in its entirety and (ii) the KBWB Buyer and the Company each have the right to terminate the KBWB Purchase and Sale Agreement, at any time, by providing written notice to the other party with no liability or obligation to such other party.

On January 24, 2006, the WB Network announced that it will no longer provide programming to current WB affiliates effective in September 2006.  The WDWB Buyer has advised the Company that as a result of the WB Network announcement, the WDWB Buyer will not be able to proceed with the transaction as contemplated.  While there may be further discussions between the Company and the WDWB Buyer about the transaction, the Company is actively engaging in dialogue with other potential buyers because the Company does not presently have an agreement in principle with the WDWB Buyer with respect to WDWB-TV TV and anticipates that it will complete a sale of WDWB-TV within the next twelve months. On February 14, 2006, the Company entered into the WDWB Amendment to the WDWB Purchase and Sale Agreement. Pursuant to the WDWB Amendment (i) Section 6.2 of the WDWB Purchase and Sale Agreement, a no shop provision, was deleted in its entirety and (ii) the WDWB Buyer and the Company each have the right to terminate the WDWB Purchase and Sale Agreement, at any time, by providing written notice to the other party with no liability or obligation to such other party.

Summarized financial data for assets and liabilities held for sale are as follows:

	Balance Sheet Data
	December 31,	December 31,
	2005	2004
Film contract rights	$6,967,000	$12,851,000
Property and equipment, net	7,883,000	8,510,000
Intangible and other assets	101,333,000	136,782,000
Total assets held for sale	$116,183,000	$158,143,000

Film contract rights payable	$32,292,000	$37,118,000
Accrued and other liabilities	4,639,000	8,939,000
Total liabilities held for sale	$36,931,000	$46,057,000

Note 5 – Restructuring and Acquisition Charges

Restructuring Charges

During 2004, the Company recorded a $2,027,000 restructuring charge relating to employee separations at both its corporate office and its Buffalo, New York television station.  Of this total, approximately $1,406,000 related to severance and other benefits, associated with the departure of Stuart J. Beck (see Note 17, Related Parties) and administrative support staff at the corporate office which are being paid over an eighteen month period from date of separation, September 21, 2004. The remaining $621,000 includes severance and other benefits resulting from a reduction in the workforce at the Buffalo, New York television station. As of December 31, 2005, the Company completed the separation payments related to the Buffalo, New York restructuring charges, and reduced its accrual by approximately $10,000 to adjust for payments of benefits and amounts originally accrued.

During the year ended December 31, 2005, the Company recorded restructuring charges totaling $447,000 related to employee separations, which included severance, other benefits and stay-bonuses awarded to transitional employees at its Duluth, Minnesota and Fort Wayne, Indiana television stations. The Company anticipates minimal restructuring charges in future periods relating to stay-bonuses awarded to transitional employees of both its Duluth, Minnesota and Fort Wayne, Indiana television stations upon separation.

At December 31, 2005, the accruals for restructuring activities were included in “other accrued liabilities” on the consolidated balance sheets and the related expense for the charge at the television stations are included in “selling, general and administrative expenses” and the related expense for the corporate charges are included in “corporate separation agreement expenses” on the consolidated statement of operations.  These costs were recognized in accordance with the provisions of Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

Acquisition Charges

During the year ended December 31, 2005, the Company accrued $627,000 related to employee separations, which included severance and other benefits as part of the Company’s purchase accounting. These accrued costs were a result of employees not retained by the Company subsequent to its acquisition of its Fort Wayne, Indiana television station, which included operational through management employees.

At December 31, 2005, the accruals for acquisition activities of the television station were included in “other accrued liabilities” on the consolidated Balance Sheets. These charges were recognized in accordance with the provisions of Emerging Issues Task Force Issue No. 95-3 Recognition of Liabilities in Connection with a Purchase Business Combination.

The following is a reconciliation of the aggregate liability recorded for restructuring and acquisition charges as of December 31, 2005:

	Reconciliation of Aggregate Liability Recorded for Restructuring and Acquisition Charges
	Year Ended December 31, 2005
	December 31, 2004	Provision	Payments	December 31, 2005

Television station	$250,000	$1,064,000	$1,233,000	$81,000
Corporate	1,214,000	—	1,022,000	192,000

Total	$1,464,000	$1,064,000	$2,255,000	$273,000

Note 6 – Property and Equipment

The major classifications of property and equipment are as follows:

	December 31,
	2005	2004
Land	$1,576,000	$1,556,000
Buildings and improvements	14,443,000	14,740,000
Furniture and fixtures	5,406,000	5,580,000
Technical equipment and other	50,573,000	45,731,000
	71,998,000	67,607,000

Less: Accumulated depreciation and amortization	30,307,000	30,377,000

Net property and equipment	$41,691,000	$37,230,000

Note 7 – Other Accrued Liabilities

Other accrued liabilities are summarized below:

	December 31,
	2005	2004
Compensation and benefits	$3,459,000	$2,917,000
Severance and other costs related to the sale of KNTV	176,000	309,000
Professional fees	1,720,000	896,000
Severance and restructuring	273,000	1,464,000
Other	1,560,000	691,000

Total	$7,188,000	$6,277,000

Note 8 – Other Current Liabilities

Other current liabilities are summarized below:

	December 31,
	2005	2004
Barter payable	$639,000	$467,000
Performance award payable	3,286,000	—
Other	2,101,000	667,000

Total	$6,026,000	$1,134,000

Note 9 – Other Current Assets

Other current assets are summarized below:

	December 31,
	2005	2004
Barter and other receivables	$4,878,000	$1,999,000
Other	1,483,000	1,178,000

Total	$6,361,000	$3,177,000

Note 10 – Debt

Current portion of long-term debt consists of the following:

	December 31,
	2005	2004

Malara Broadcast Group Senior Credit Facility	$25,844,000	$—

The carrying amounts and fair values of the Company’s long-term debt are as follows:

	December 31, 2005		December 31, 2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Malara Broadcast Group Senior Credit Facility, less current portion	$27,375,000	$—	$—	$—
9 3/4% Senior Secured Notes, due 2010, net of discount of $3,504,002 at December 31, 2005 and $4,208,702 at December 31, 2004	401,496,000	372,600,000	400,791,000	390,825,000

	$428,871,000	$372,600,000	$400,791,000	$390,825,000

The fair value of the Company’s Senior Secured Notes at December 31, 2005 and 2004 is estimated based on quoted market prices.

Senior Secured Notes

On December 22, 2003, the Company completed a $405,000,000 offering of the Notes due December 1, 2010, at a discount, resulting in proceeds of $400,067,100.  Interest on the Notes is payable on December 1 and June 1 of each year, which commenced on June 1, 2004.  The Company used the net proceeds from the offering in part to (i) repay all outstanding borrowings, plus accrued interest, under its senior credit agreement, (ii) redeem at par, plus accrued interest, all of its 9 3/8 % and 10 3/8 % senior subordinated notes due May and December 2005, respectively, and (iii) to repurchase at par, plus accrued interest, all of its 8 7/8 % senior subordinated notes due May 2008.  The remaining proceeds were invested in short-term securities as well as being used for general working capital purposes.

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

At December 31, 2005, the Company was in compliance with all covenants under its Notes.

Malara Broadcast Group’s Senior Credit Facility

Malara Broadcast Group financed its acquisition of WPTA-TV and KDLH-TV in March 2005 with the proceeds of the Malara Broadcast Group Senior Credit Facility, consisting of two terms loans totaling $48.5 million and a revolving loan of $5 million. The $23.5 million Malara Broadcast Group Tranche A Term Loan which was secured by a letter of credit was repaid on February 10, 2006. To secure the reimbursement obligations in the event of a draw on the letter of credit, pursuant to the terms and conditions of an Application and Agreement for Standby Letter of Credit, the Company had pledged $25 million of U.S. Government Securities. To the extent that principal payments were made on the Tranche A Term Loan, the letter of credit was to be proportionately reduced and the Company shall be permitted to proportionately reduce the amount of the pledged U.S. Government Securities.  The $25 million Malara Broadcast Group Term Loan B and the $5 million revolving loan are secured by the assets of WPTA-TV and KDLH-TV, and guaranteed on an unsecured basis by the Company pursuant to a guaranty agreement (the “Granite Guaranty”).

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

Interest rates associated with the Tranche A Term Loan were based, at Malara Broadcast Group’s option, at either (i) the higher of the Prime Rate or the Federal Funds Effective Rate plus 0.50% (the “Base Rate”) or (ii) the Adjusted Eurodollar Rate plus 0.60% per annum, as such terms are defined in the Malara Broadcast Group Senior Credit Facility.  Interest rates associated with the Tranche B Term Loan and Revolving Loan are based, at Malara Broadcast Group’s option, on either (i) the Base Rate plus 4.625% per annum or (ii) the Adjusted Eurodollar Rate plus 7.375% per annum.  In addition, Deferred Interest (as defined in the Malara Broadcast Group Senior Credit Facility) accrues with respect to, and is added to the principal amount of, the Tranche B Term Loan and Revolving Loan at a rate of 3% per annum. Additionally, Malara Broadcast Group is required to pay monthly commitment fees on the unused portion of its revolving loan commitment at a rate of 0.50% per annum.  Cash interest payments are payable monthly.

Malara Broadcast Group is required to make monthly principal payments on the Tranche B Term Loan as follows: (i) $125,000 payable at the end of each month from June 1, 2006 through March 31, 2007, (ii) $158,333 payable at the end of each month from April 1, 2007, through March 31, 2008, and (iii) $216,667 payable at the end of each month from April 1, 2008, through February 1, 2010.

Malara Broadcast Group is required to make monthly principal payments on the Tranche A Term Loan and the Revolving Loan equal to the product of (i) the Repayment Percentage (which is 25% unless there is an Event of Default or the Consolidated Loan to Stick Value is less than 70%, in which case the Repayment Percentage is 100%) and (ii) the Consolidated Excess Free Cash Flow for the month preceding the month in which such installment is due, as such terms are defined in the Malara Broadcast Group Senior Credit Facility.  All such payments shall be applied first to repay the outstanding Revolving Loan to the full extent thereof (without a corresponding reduction in the Revolving Loan Commitment Amount) and second to repay the outstanding Tranche A Term Loan to the full extent thereof; provided that, if the Repayment Percentage for such monthly installment is 100%, the excess 75% of such monthly installment shall be applied first to repay the outstanding Revolving Loan to the full extent thereof and second to repay the outstanding Tranche B Term Loan to the full extent thereof. For the year ended December 31, 2005, the total principal payments made on the Revolving Loan approximated $1,021,000.

At December 31, 2005, Malara Broadcast Group was in compliance with all covenants under the Malara Broadcast Group Senior Credit Facility.

Under a Reimbursement Agreement dated as of March 8, 2005 (the “Reimbursement Agreement”) among the Company, Malara Broadcast Group and certain of Malara Broadcast Group’s subsidiaries (together with Malara, the “Malara Borrowers”), the Malara Borrowers agreed to repay the Company any amounts drawn on the letter of credit plus interest at a rate of 8% per annum.  The Company reduced to $16.6 million the amount due from the Malara Borrowers to the Company under the Reimbursement Agreement.

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

The scheduled principal maturities on all debt for the five years subsequent to December 31, 2005, are as follows:

2006	$25,844,000
2007	3,413,000
2008	4,982,000
2009	5,323,000
2010	418,657,000
$458,219,000

Note 11 – Commitments

Future minimum lease payments under long-term operating leases as of December 31, 2005 are as follows:

2006	$591,000
2007	516,000
2008	509,000
2009	477,000
2010	463,000
2011 and thereafter	293,000
$2,849,000

Rent expense, including escalation charges, was approximately $585,000, $546,000 and $586,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Future payments under film contract rights agreements as of December 31, 2005 are as follows:

2006	$5,159,000
2007	4,408,000
2008	4,401,000
2009	3,912,000
2010	2,371,000
2011 and thereafter	808,000
$21,059,000

Note 12 – Condensed Consolidating Financial Information

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

BALANCE SHEET

December 31, 2005

	Granite Broadcasting Corporation	Malara Broadcast Group	Eliminations	Consolidated Company

Assets

Current assets:
Cash and cash equivalents	$6,803,511	$1,825,533	$—	$8,629,044
Accounts receivable, net	19,373,183	3,015,363	—	22,388,546
Other current assets	8,359,472	837,466	—	9,196,938
Restricted cash equivalents	24,997,500	—	—	24,997,500
Assets held for sale	116,183,354	—	—	116,183,354
Due from consolidated entity	14,773,036	10,864	(14,783,900)	—

Total current assets	190,490,056	5,689,226	(14,783,900)	181,395,382

Property and equipment, net	32,348,927	9,342,340	—	41,691,267
Other non current assets	14,903,268	1,312,134	(3,646,668)	12,568,734
Intangibles, net	153,171,696	44,740,731	(27,731,100)	170,181,327

Total assets	$390,913,947	$61,084,431	$(46,161,668)	$405,836,710

Liabilities and stockholders’ deficit

Current liabilities:
Accounts payable and other accrued liabilities	$11,222,811	$608,036	$—	$11,830,847
Current portion of long-term debt	—	25,844,000	—	25,844,000
Other current liabilities	8,573,826	1,110,674	—	9,684,500
Liabilities held for sale	36,930,893	—	—	36,930,893
Due to consolidated entity	10,864	14,773,036	(14,783,900)	—

Total current liabilities	56,738,394	42,335,746	(14,783,900)	84,290,240

Long-term debt, less current portion	401,495,998	27,375,458	—	428,871,456
Other non current liabilities	28,483,877	3,921,019	(3,646,668)	28,758,228
Redeemable preferred stock	199,191,138	—	—	199,191,138
Accrued dividends on redeemable preferred stock	95,804,417	—	—	95,804,417

Stockholders’ deficit:
Common stock	195,783	—	—	195,783
Additional paid-in capital	393,701	—	—	393,701
Accumulated deficit	(390,513,206)	(12,547,792)	(27,731,100)	(430,792,098)
Less: Unearned compensation	(480)	—	—	(480)
Treasury stock, at cost	(875,675)	—	—	(875,675)
Total stockholders’ deficit	(390,799,877)	(12,547,792)	(27,731,100)	(431,078,769)
Total liabilities and stockholders’ deficit	$390,913,947	$61,084,431	$(46,161,668)	$405,836,710

STATEMENT OF OPERATIONS

For the year ended December 31, 2005

	Granite Broadcasting Corporation	Malara Broadcast Group	Eliminations	Consolidated Company

Net revenues	$86,376,259 (1)	$12,590,124	$(12,806,840)	$86,159,543

Station operating expenses:
Direct operating expenses (exclusive of depreciation and amortization expenses shown separately below)	33,499,698	5,474,585 (2)	(4,091,242)	34,883,041
Selling, general and administrative expenses (exclusive of depreciation and amortization expenses shown separately below)	24,269,965	9,857,435 (3)	(8,715,598)	25,411,802
Corporate expense (exclusive of depreciation expense shown separately below)	10,550,430	—		10,550,430
Depreciation and amortization	6,965,520	989,654		7,955,174
Performance award expense	1,279,188	—		1,279,188
Non-cash compensation expense	411,862	—		411,862

Operating income (loss)	9,399,596	(3,731,550)		5,668,046

Other expenses (income):
Interest expense	39,498,142	4,236,213		43,734,355
Interest income	(1,710,937)	—		(1,710,937)
Non-cash interest expense	3,728,917	236,312		3,965,229
Non-cash preferred stock dividend	25,547,844	—		25,547,844
Other	(4,184,270)	4,343,717		159,447

Loss from continuing operations before income taxes	(53,480,100)	(12,547,792)		(66,027,892)
Benefit for income taxes	(696,704)	—		(696,704)

Loss from continuing operations	(52,783,396)	(12,547,792)		(65,331,188)
Discontinued operations:
Loss from discontinued operations, net of taxes	(34,050,626)	—		(34,050,626)

Net loss	$(86,834,022)	$(12,547,792)		$(99,381,814)

Basic and diluted net loss per share from continuing operations	$(2.70)	N/A		$(3.34)
Basic and diluted net loss per share from discontinued operations	$(1.74)	N/A		$(1.74)
Basic and diluted net loss per share	$(4.44)	N/A		$(5.08)

Weighted average common shares outstanding	19,558,756	N/A		19,558,756

(1)                                  Amount includes approximately $12,807,000 of fees charged by the Company to Malara Broadcast Group for services performed under local services agreements.

(2)                                  Amount includes approximately $4,091,000 of programming expenses charged by the Company to Malara Broadcast Group.

(3)                                  Amount includes approximately $2,363,000 and $6,353,000 for advertising representation commissions and shared service fees, respectively, charged by the Company to Malara Broadcast Group.

STATEMENT OF CASH FLOWS

For the year ended December 31, 2005

	Granite Broadcasting Corporation	Malara Broadcast Group	Eliminations	Consolidated Company

Cash flows (used in) provided by operating activities	$(26,718,375)	$3,866,837	$(31,716)	$(22,883,254)

Cash flows from investing activities:
Sales (purchase) of marketable securities and other investments	5,598,815	—	—	5,598,815
Proceeds from sale of assets	45,417,485	—	(45,417,485)	—
Payment for acquisition of assets	(46,442,584)	(55,312,983)	45,449,201	(56,306,366)
Proceeds (payments) from option agreements	(3,646,668)	3,646,668	—	—
Purchase of U.S. Government Securities	(24,997,500)	—	—	(24,997,500)
Capital expenditures	(2,401,971)	(1,376,203)	—	(3,778,174)
Net cash used in investing activities	(26,472,423)	(53,042,518)	31,716	(79,483,225)

Cash flows from financing activities:
Proceeds from senior credit facility	—	53,500,000		53,500,000
Payment of senior credit facility	—	(1,020,703)		(1,020,703)
Payment of deferred financing fees	(864,401)	(1,478,083)		(2,342,484)
Net cash (used in) provided by financing activities	(864,401)	51,001,214		50,136,813

Net (decrease) increase in cash and cash equivalents	(54,055,199)	1,825,533		(52,229,666)
Cash and cash equivalents, beginning of period	60,858,710	—		60,858,710
Cash and cash equivalents, end of period	$6,803,511	$1,825,533		$8,629,044

Supplemental information:
Cash paid for interest	$39,487,500	$3,483,378		$42,970,878
Cash paid for income taxes	177,266	—		177,266
Non-cash capital expenditures	309,110	—		309,110

Other Historical Consolidation Information

At December 31, 2004, the Company’s consolidated Balance Sheets included in “other non-current assets” and “deferred financing fees” of $130,000 and $32,500, respectively, as a result of the consolidation of Malara Broadcast Group.

For the years ended December 31, 2004 and 2003, consolidation of variable interest entity in accordance with Interpretation 46 was not applicable for the Company’s Statement of Operations and Statement of Cash Flows.

Note 13 – Redeemable Preferred Stock

Series A Preferred Stock

The Company authorized 100,000 shares of its Series A Convertible Preferred Stock (“Series A Stock”), par value $.01 per share, which were issued at an aggregate price of $1,210,000.  All outstanding shares of the Series A Stock were converted into shares of the Company’s Common Stock (Nonvoting), par value $.01 per share (the “Common Stock (Nonvoting)”) in August 1995.  Prior to conversion, dividends accrued on the Series A Stock at an annual rate of $.40 per share, which accumulated, without interest, if unpaid.  Accrued but unpaid dividends on the Series A Stock totaled $263,000 at December 31, 2005 and 2004 and are recorded in other non-current liabilities on the Company’s balance sheet.  Accrued dividends are due and payable on the date on which such dividends may be paid under the Company’s debt instruments.

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

Holders of the 12 3/4 % Cumulative Exchangeable Preferred Stock are entitled to receive dividends at an annual rate of 12 3/4 % per share payable semi-annually on April 1 and October 1 of each year.  The Company paid dividends on and prior to April 1, 2002 in additional shares of 12 3/4 % Cumulative Exchangeable Preferred Stock.  On and after October 1, 2002, the Company is required to pay such dividends in cash.  However, the payment of cash dividends on the 12 3/4 % Cumulative Exchangeable Preferred Stock was restricted by the terms of the indentures governing the Company’s senior subordinated notes and was prohibited under the terms of the then outstanding senior credit agreement. Since three or more semi-annual dividend payments have not been paid, the holders of the Preferred Stock have the right to elect the lesser of two directors or that number of directors constituting 25% of the members of the Board of Directors.  Effective October 24, 2005, the holders of the majority of the Preferred Stock exercised their right to elect two directors to the Board of Directors of the Company. The Company is restricted by the terms of the Indenture, which governs the Company’s senior secured notes, from paying cash dividends on the 12 3/4 % Cumulative Exchangeable Preferred Stock.  The Company does not anticipate paying cash dividends on the 12 3/4 % Cumulative Exchangeable Preferred Stock in the foreseeable future.  Dividends on the 12 3/4 % Cumulative Exchangeable Preferred Stock are cumulative and accrue without interest, if unpaid.  Accrued but unpaid dividends on the 12 3/4 % Cumulative Exchangeable Preferred Stock totaled $95,804,000 as of December 31, 2005 are recorded in other non-current liabilities on the Company’s consolidated balance sheet.

During the three months ended September 30, 2003, the Company adopted Statement 150 and the 12 3/4  % Cumulative Exchangeable Preferred Stock was reclassified on the Company’s consolidated balance sheet as a long-term liability and the accrual of dividends for the six months ended December 31, 2003 was recorded as a charge to expense on the consolidated statement of operations.  Prior to the adoption of Statement 150, dividends on the 12 3/4 % Cumulative Exchangeable Preferred Stock was treated as a reduction of shareholders’ equity. The impact of adopting Statement 150 resulted in a reduction of income before income taxes by $25,548,000 for the years ended December 31, 2005 and 2004, respectively and $12,774,000 for the year ended December 31, 2003.

The 12 3/4 % Cumulative Exchangeable Preferred Stock is entitled to a preference of $1,000 per share initially, plus accumulated and unpaid dividends in the event of liquidation or winding up of the Company ($294,996,000 liquidation value at December 31, 2005).  The Company is required, subject to certain conditions, to redeem all of the 12 3/4 % Cumulative Exchangeable Preferred Stock outstanding on April 1, 2009, at a redemption price equal to 100% of the then effective liquidation preference thereof, plus, without duplication, accumulated and unpaid dividends to the date of redemption.  Based on quoted market prices, the fair value of the 12 3/4 % Cumulative Exchangeable Preferred Stock at December 31, 2005 is $38,071,250.

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

Note 14 – Stockholders’ Deficit

Stock option plans

In April 1990 the Company adopted a stock option plan (the “Stock Option Plan”) for officers and certain key employees. The Stock Option Plan terminated on April 1, 2000.  At December 31, 2005 and 2004, options granted under the Stock Option Plan were outstanding for the purchase of 3,304,200 and 4,094,700 shares of Common Stock (Nonvoting), respectively.

On April 27, 2000, the Company adopted a new stock option plan (the “2000 Stock Option Plan”) for officers and certain key employees.  The number of shares of Common Stock (Nonvoting) subject to options available for grant is 4,000,000.  Options may be granted under the 2000 Stock Option Plan at an exercise price (for tax-qualified incentive stock options) of not less than 100% of the fair market value of the Common Stock (Nonvoting) on the date the option is granted, or 110% of such fair market value for option recipients who hold 10% or more of the Company’s voting stock.  The exercise price for non-qualified stock options may be less than, equal to or greater than the fair market value of the Common Stock (Nonvoting) on the date the option is granted. At December 31, 2005 and 2004, options granted under the 2000 Stock Option Plan were outstanding for the purchase of 1,486,500 and 1,496,500 shares of Common Stock (Nonvoting), respectively.

On March 1, 1994, the Company adopted a Director Stock Option Plan (the “Director Option Plan”) providing for the grant, from time to time, of nonqualified stock options to non-employee directors of the Company to purchase shares of Common Stock (Nonvoting).  On April 23, 2002, the Director Option Plan was amended to increase the shares of Common Stock (Nonvoting) subject to options available for grant to 1,500,000.  As of December 31, 2005 and 2004, options granted under the Director Option Plan were outstanding for the purchase of 660,250 and 689,650 shares of Common Stock (Nonvoting), respectively.  The options granted under the Director Option Plan serve as compensation for attendance at regularly scheduled meetings and for service on certain committees of the Board of Directors.

The Company’s stock option information is as follows:

	2005		2004		2003
	Options	Weighted- Average Exercise price	Options	Weighted- Average Exercise price	Options	Weighted- Average Exercise price

Outstanding at beginning of year	6,280,850	$6.34	6,791,135	$6.21	6,721,435	$6.33
Granted	0	0	20,000	1.76	160,000	2.10
Exercised	0	0	0	0	(17,500)	1.50
Forfeited	(829,900)	5.77	(530,285)	4.51	(72,800)	9.29
Outstanding at end of year	5,450,950	6.42	6,280,850	6.34	6,791,135	6.21
Exercisable at end of year	4,248,450	5.58	4,864,900	5.77	4,637,535	5.96
Weighted-average fair value of options granted during the year	$0		$1.38		$1.36

	Options Outstanding			Options Exercisable
Range of Exercise Prices	at 12/31/05	Weighted-Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Outstanding at 12/31/05	Weighted- Average Exercise Price

$ 1.47 - $2.70	1,431,500	5.06 years	$2.10	1,339,000	$2.10
$ 3.00 - $5.50	5,000	4.33 years	5.50	5,000	5.50
$ 6.13 - $6.88	1,514,000	2.51 years	6.45	1,514,000	6.45
$ 7.00 - $9.75	1,303,450	2.21 years	7.76	1,303,450	7.76
$ 10.00 - $12.44	1,197,000	2.17 years	10.11	87,000	11.47

Management Stock Plan

In April 1993, the Company adopted a Management Stock Plan providing for the grant from time to time of awards denominated in shares of Common Stock (Nonvoting) (the “Bonus Shares”) to salaried executive employees of the Company.  On October 19, 2004 the Company increased the reserve of shares from 2,000,000 to 2,500,000.  Shares generally vest over a five-year period. As of December 31, 2005, the Company has allocated a total of 2,035,425 Bonus Shares pursuant to the Management Stock Plan, 1,958,925 of which had vested through December 31, 2005.  For the years ended December 31, 2005 and 2004, 161,500 and 255,500 shares, respectively, were granted pursuant to the Management Stock Plan.  The weighted-average grant-date fair value of those shares is $0.24 and $0.79, respectively.

Non-Employee Directors’ Stock Plan

In April 1997, the Company adopted a Non-Employee Directors’ Stock Plan (the “Director Stock Plan”), providing an annual grant of shares of the Company’s Common Stock (Nonvoting) to each eligible non-employee director.  On December 2, 2002, the Company increased the reserve of shares of Common Stock (Nonvoting) for grant under the Director Stock Plan from 400,000 shares to 600,000 shares, and increased the compensation to be received by each eligible non-employee director on January 1st of each calendar year beginning January 1, 2003 to a number of shares of Common Stock (Nonvoting) equal to $50,000 divided by the fair market value per share on the date of grant; provided, that, any Directors Stock Plan Participant may elect prior to the grant date to be paid up to $30,000 of such grant in cash in lieu of shares having an aggregate fair market value equal to the amount of such cash payment.  Shares granted vest immediately.  On December 31, 2004, the Company’s Board of Directors suspended Director Stock Plan until such time the Board of Directors determines otherwise. Effective beginning January 1, 2005, each eligible non-employee director will receive an annual fee of $45,000 for director services payable semiannually in equal increments in cash. For the years ended December 31, 2004 and 2003, 229,125 and 107,780 shares, respectively, were granted pursuant to the Director Stock Plan.  No shares were granted in 2005.

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

The total number of common shares outstanding at December 31, 2005 assuming the exercise of all outstanding stock options and warrants is as follows:

Class A Common Stock	98,000
Common Stock (Nonvoting)	19,480,000
Stock options	5,451,000
Warrants	753,000
25,782,000

Note 15 – Income Taxes

The Company records income taxes using a liability approach for financial accounting and reporting that results in the recognition and measurement of deferred tax assets based on the likelihood of realization of tax benefits in future years.

The (benefit) provision for income taxes for the years ended December 31 consists of the following:

	2005	2004	2003
Current taxes:
Federal	$—	$—	$(16,327,000)
State	171,000	216,000	216,000
	171,000	216,000	(16,111,000)
Deferred taxes:
Federal	(865,000)	(11,927,000)	(1,303,000)
State	(3,000)	(3,000)	382,000
	(868,000)	(11,930,000)	(921,000)
(Benefit) provision for income taxes	$(697,000)	$(11,714,000)	$(17,032,000)

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Components of the Company’s deferred tax asset and liability as of December 31 are as follows:

	December 31,
	2005	2004
Deferred tax liability:
Depreciation and amortization	$23,125,000	$29,318,000
Total deferred tax liability	23,125,000	29,318,000

Deferred tax assets:
Net operating loss carry forward	33,130,000	25,190,000
Other	1,175,000	2,108,000
Valuation allowance	(32,741,000)	(17,327,000)
Total deferred tax assets	1,564,000	9,971,000
Net deferred tax liability	$21,561,000	$19,347,000

The difference between the U.S. federal statutory tax rate and the Company’s effective tax rate for the years ended December 31 is as follows:

	2005	2004	2003

U.S. statutory rate	35.0%	35.0%	35.0%
State and local taxes	(0.3)	(0.2)	(0.6)
(Increase) / decrease in valuation allowance	(13.3)	(12.4)	—
Accrued dividend on redeemable preferred stock	(13.7)	(9.4)	(7.0)
Other	(6.7)	(0.7)	(0.7)
Effective tax rate	1.0%	12.3%	26.7%

At December 31, 2005, the Company had a net operating loss carry forward for federal tax purposes of approximately $94,657,000 of which approximately $10,837,000 is subject to certain utilization limitations provided by the Internal Revenue Code. If not utilized, $10,837,000 of the net loss carry forwards will expire in 2006 through 2018, and the remaining $83,820,000 will expire in 2023 through 2025.

Statement of Financial Accounting Standards (“SFAS”) No. 109 “Accounting for Income Taxes” requires that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized.  As a result, the Company recorded a valuation allowance of approximately $32,741,000 and $17,327,000 for the years ended December 31, 2005 and 2004, respectively.  The increase in the valuation allowance during 2005 of $15,414,000 primarily relates to the increase in the Company’s net operating loss carry forward.

In connection with the acquisition of WISE-TV, the Company recorded net deferred tax liabilities of $7,834,000 in the purchase accounting for the transaction and reduced its valuation allowance by $4,750,000 as an offset to goodwill.

Note 16 – Defined Contribution Plan

The Company has a trusteed profit sharing and savings plan (the “Plan”) covering substantially all of its employees.  Contributions by the Company to the Plan are based on a percentage of the amount of employee contributions to the Plan and are made at the discretion of the Board of Directors.  Company contributions, which are funded monthly, amounted to $518,000, $591,000 and $452,000 for the years ended December 31, 2005, 2004 and 2003 respectively.

Note 17 – Related Party

Between 1995 and 1998, the Company loaned W. Don Cornwell, the Company’s Chief Executive Officer, $2,911,000 in four separate transactions.  On January 1, 2001, the Company loaned Mr. Cornwell an additional $375,000 to repay a loan, for which the proceeds had been used by Mr. Cornwell to acquire shares of the Company’s common stock in the open market.  On February 15, 2001, the Company agreed to consolidate the five loans into one promissory note in the amount of $3,286,000.  The promissory note matured on January 25, 2006.  Interest at an annual rate of 6.75 % was imputed on the promissory note as additional compensation to the officer.

In 1995, the Company loaned Stuart Beck, the Company’s President, $221,200. On February 15, 2001, the Company agreed to cancel this note and issue a new promissory note in the same amount. As more fully described below, Mr. Beck’s promissory note was repaid in full in 2004.

In February 2003, the Compensation Committee recommended, and the Board of Directors approved, an incentive award of $3,286,065 to each of Mr. Cornwell and Mr. Beck to be paid, subject to vesting terms, only upon the occurrence of the refinancing with a maturity of at least two years, of the senior debt due April 15, 2004. On December 22, 2003, the Company issued $405 million aggregate principal amount of 9 3/4 % Senior Secured Notes, the proceeds of which were used by the Company in part to repay all outstanding borrowings (plus accrued interest) under the Company’s then outstanding senior credit agreement, which satisfied the performance objective of the awards.  Mr. Cornwell’s award, which vests in one-third tranches over three years from the refinancing date, was to be used to repay in full his outstanding loan from the Company of $3,286,065 due January 25, 2006.  Mr. Cornwell irrevocably elected to defer payment of the first two tranches under his performance award until January 25, 2006 when his loan was due.  On March 1, 2005, the Board of Directors approved the acceleration of payment of the third tranche of Mr. Cornwell’s award to January 25, 2006.  The Company’s Management Stock Plan, pursuant to which the performance award was granted, permits the compensation Committee, in its sole discretion, to require as a condition to payment of an award, that the award recipient pay to the Company the amount of any taxes that the Company is required to withhold.  The Compensation Committee has so elected to require Mr. Cornwell to pay to the Company the applicable withholding taxes with respect to the performance award.  Mr. Cornwell has informed the Company that he is presently unable to do so, since the full amount of the performance award must be used to satisfy his outstanding loan from the Company.  In light of the forgoing, the Company has neither paid the performance award to Mr. Cornwell nor offset the amount of the award in repayment of the loan, which loan remains due and payable.

On September 21, 2004, Stuart Beck resigned from the Company to accept the appointment as Ambassador/Permanent Representative of the Republic of Palau to the United Nations.  Mr. Beck will remain on the Company’s Board of Directors. Pursuant to his separation agreement, the Company granted Mr. Beck severance totaling $1,008,000, payable in equal installments over eighteen months from the date of separation.  In addition, Mr. Beck was awarded a pro-rated bonus of approximately $255,600 based upon achievements of certain financial targets in 2004 which was paid during the first quarter of 2005.

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

During the year ended December 31, 2004, the Company recorded one-time expenses for the separation benefits and acceleration of the remaining portion of the Performance Award of approximately $1,290,000 and $1,562,000, respectively.

From September 2004 through July 2005, the Company allowed Mr. Beck to use office space at no charge.

Note 18 – Quarterly Results of Operations (unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2005 and 2004:

	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005

Net revenue	$17,821,000	$23,057,000	$20,823,000	$24,458,000
Net loss	(19,494,000)	(16,207,000)	(19,654,000)	(44,027,000)	(a)

Per common share:
Net loss
Basic	$(1.00)	$(0.83)	$(1.00)	$(2.25)
Diluted	(1.00)	(0.83)	(1.00)	(2.25)

	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004

Net revenue	$17,673,000	$20,220,000	$19,437,000	$23,170,000
Net loss	(17,413,000)	(15,703,000)	(20,002,000)	(30,174,000	)(b)

Per common share:
Net loss
Basic	$(0.90)	$(0.81)	$(1.03)	$(1.56)
Diluted	(0.90)	(0.81)	(1.03)	(1.56)

(a)          In accordance with Statement 142, the Company completed its required annual impairment test as of December 31, 2005, and recorded an impairment charge on the carrying value of goodwill of approximately $7,669,000. In addition, the Company wrote down the remaining carrying value of its network affiliations agreements at its KBWB-TV and WDWB-TV television stations by approximately $23,381,000 due to the announcement by the WB Network that effective September 2006, the WB Network will no longer provide programming to current WB affiliates.

(b)         In accordance with Statement 142, the Company completed its required annual impairment test as of December 31, 2004, and recorded an impairment charge on the carrying value of goodwill of approximately $15,491,000.

SCHEDULE II
GRANITE BROADCASTING CORPORATION
VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts	Balance at beginning of year		Amount charged to costs and expenses	Amount written off(1)	Balance at end of year

For the year ended December 31, 2005	$967,000	(2)	$134,000	$(469,000)	$632,000

For the year ended December 31, 2004	1,319,000		(299,000)	(124,000)	896,000

For the year ended December 31, 2003	$748,000		$541,000	$30,000	$1,319,000

(1)                                  Net of recoveries.

(2)                                  Balance includes the inclusion of Malara Broadcast Group’s KDLH-TV serving Duluth, Minnesota and the Company’s WISE-TV, the NBC affiliate serving Fort Wayne, Indiana, which were acquired in March 2005 and not included in our 2004 balances.

Item 9.           Changes and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

As of December 31, 2005, an evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules  13a-15(e) and 15d-15(e ) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of December 31, 2005. No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the Company’s most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

Effective March 28, 2006, Mr. Selwyn was not re-elected to the Board of Directors by the sole holder of our Voting Common Stock.

PART III

Item 10.  Directors and Executive Officers of the Registrant

The following table sets forth information concerning our executive officers and directors as of March 15, 2006:

Name	Age	Position

W. Don Cornwell (1)	58	Chairman of the Board, Chief Executive Officer and Director
Robert E. Selwyn, Jr.	62	Senior Operating Advisor
Lawrence I. Wills	45	Senior Vice President-Chief Financial Officer
John Deushane	49	Chief Operating Officer
James L. Greenwald(2)	78	Director
Stuart J. Beck(1)	59	Director
Edward Dugger, III	56	Director
Thomas R. Settle(1)(3)(4)	65	Director
Charles J. Hamilton, Jr.(2)(3)(4)	58	Director
M. Fred Brown(2)	59	Director
Jon E. Barfield(3)	54	Director
Veronica Pollard(3)	60	Director
Eugene I. Davis	51	Director
Kirk W. Aubry	44	Director

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

Mr. Selwyn has been our Senior Operating Advisor since January 1, 2003 and was member of our Board of Directors from May 11, 1998 through March 27, 2006.  In addition, Mr. Selwyn served as our Chief Operating Officer from 1996 to 2002.  Prior to joining Granite, Mr. Selwyn was employed by New World Communications, Inc. from May 1993 to June 1996 serving as Chairman and Chief Executive Officer of the New World Television Station Group.  Mr. Selwyn received a Bachelor of Science degree from the University of Tennessee in 1968.  From 1990 until 1993, Mr. Selwyn was the President of Broadcasting for SCI Television, Inc.

Mr. Wills has been our Senior Vice President–Chief Financial Officer since September 2004.  In addition, Mr. Wills served as our Senior Vice President-Chief Administrative Officer from 2001 to September 2004 and Vice President—Finance and Controller from 1990 to 2001.  Prior to joining Granite, Mr. Wills was employed by Ernst & Young LLP from 1982 to 1990 in various capacities, the most recent of which was as senior audit manager responsible for managing and supervising audit engagements.  Mr. Wills is a Trustee of Iona College and a director of Junior Achievement of New York, Inc.  Mr. Wills received a bachelor’s degree in Business Administration from Iona College in 1982.

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

Mr. Greenwald has been a member of our Board of Directors since December 1988. Mr. Greenwald was the Chairman and Chief Executive Officer of Katz Communications, Inc. from May 1975 to August 1994 and has been Chairman Emeritus since August 1994.  Mr. Greenwald has served as President of the Station Representatives Association and the International Radio and Television Society and Vice President of the Broadcast Pioneers and was a director of Paxson Communications Corp.  Mr. Greenwald currently serves on the executive committee of the Library American Broadcasting.  Mr. Greenwald received a Bachelor of Arts degree from Columbia University in 1949 and an Honorary Doctorate Degree in Commercial Science from St. Johns University in 1980.

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

Mr. Brown has been a member of our Board of Directors since April 1999.  Mr. Brown founded and has been President of Aerodyne Capital, Inc., a California company specializing in the trading and leasing of commercial jet aircraft and high-bypass jet engines since 1993. Mr. Brown is also a licensed real estate broker providing mortgage and real estate brokerage services through Eagle Financial Services Company. Prior to founding Aerodyne, Mr. Brown was Senior Vice-President and Managing Director of Marketing for Blenhiem Aviation from 1989-1993.  In addition, Mr. Brown served as Vice-President at Goldman Sachs & Co.  While at Goldman Sachs & Co., Mr. Brown was seconded to Freedom National Bank NA as its Senior Vice-President and Chief Financial Officer.  Mr. Brown is a Director of San Francisco Jazz Organization.  Mr. Brown received a Bachelor of Arts degree from Middlebury College in 1969.  He received a Juris Doctor degree and a Masters degree in Business Administration from the University of California at Berkeley in 1973 and is a member of the California Bar.

Mr. Barfield has been a member of our Board of Directors since April 1999.  Mr. Barfield has been Chairman, President and Chief Executive Officer of The Bartech Group, a professional staffing and outsourcing services firm, since 1997.  In addition, Mr. Barfield served as Chairman and Chief Executive Officer of the Bartech Group from 1995 to 1997, and as President of The Bartech Group from 1981 to 1995.  Prior to joining The Bartech Group, Mr. Barfield practiced corporate and securities law with the Chicago based law firm of Sidley, Austin, Brown and Wood from 1977 to 1981.  Mr. Barfield is a director of National City Corporation, BMC Software, Inc., CMS Energy Corporation, Tecumseh Products Company and Blue Cross Blue Shield of Michigan.  He is also a Trustee Emeritus of Princeton University and a Trustee of The Henry Ford and of Kettering University.  Mr. Barfield received a Bachelor of Arts degree from Princeton University in 1974 and received a Juris Doctor degree from Harvard Law School in 1977.

Ms. Pollard has been a member of our Board of Directors since January 2000.  Ms. Pollard is Vice President of External Affairs for Save the Children, a non-profit humanitarian organization. Previously, she was Group Vice President, Corporate Communications, Toyota Motor North America, Inc. until June 2004.  She had been Vice President-External Affairs for Toyota Motor North America (formerly Toyota Motor Corporate Services of North America, Inc.) since joining Toyota in 1998.  Prior to joining Toyota Motor. Ms. Pollard was at ABC, Inc. for 17 years, including serving as Vice President-Corporate Public Relations from 1994 to 1998.  Ms. Pollard is a trustee of the Museum for African Art in New York, a director of The Doe Fund and a member of the Individual Investor Advisory Committee of the New York Stock Exchange.  Ms. Pollard attended the University of Wisconsin for two years, received a Bachelor’s degree from Boston University in 1966, and a Master’s degree from Columbia University, Teachers College, in 1968.

Mr. Davis has been a member of our Board of Directors since October 2005.  Mr. Davis is Chairman and Chief Executive Officer of PIRINATE Consulting Group, LLC, a privately held consulting firm.  Since forming PIRINATE in 1997, Mr. Davis has advised, managed, sold, liquidated and served as Chief Executive Officer, Chief Restructuring Officer, Director, Committee Chairman and Chairman of the Board of a number of business.  Previously, Mr. Davis served as President, Vice Chairman and Director of Emerson Radio Corporation and CEO and Vice Chairman of Sport Supply Group, Inc.  He began his career as an attorney and international negotiator with Exxon Corporation and Standard Oil Company (Indiana) and as a prater in two Texas-based law firms. Mr. Davis holds a bachelor’s degree from Columbia College, a masters in international affairs degree (MIA) in international law and organization from the School of International Affairs of Columbia University, and a Juris Doctorate from Columbia University School of Law.

Mr. Aubry has been a member of our Board of Directors since October 2005. Since 2000, Mr. Aubry served as Executive Vice President and Chief Commercial Operations Officer of Textron Automotive. From 1988 to 2000, Mr. Aubry was President of Trio, a marketing, communications and strategic service provider. Prior to that, Mr. Aubry introduced breakthrough electronic technology to solve distribution, sales and marketing challenges at Buick Motor Division.  He plated a key role in launching Prodigy, the nation’s first national online service. Mr. Aubry holds a BA degree from the University of Western Ontario.

Each member of our Board of Directors elected by the holders of our Voting Common Stock holds office until the next annual meeting of our shareholders, unless such director resigns or is removed before then, or until such director’s successor is duly elected and qualified.  Each member of our Board of Directors elected by the holders of a majority of the shares of our 12-3/4% Cumulative Exchangeable Preferred Stock (the “Preferred Stock”) holds office until the next annual meeting, unless such director resigns or is removed by the holders of a majority of the shares of our Preferred Stock before then, and until such director’s successor is duly elected and qualified.  The right of the holders of a majority of the shares of our the Preferred Stock to elect such members of the Board of Directors continues until such time as all accumulated dividends that are required to be paid in cash and that are in arrears on the Preferred Stock are paid in full in cash. We are restricted from paying cash dividends under the Indenture, which governs our Notes, and do not anticipate paying cash dividends on our Preferred Stock in the foreseeable future.   All officers are elected annually and serve at the discretion of the Board of Directors.

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

Audit Committee.  The Audit Committee assists the Board of Directors in its oversight of the quality and integrity of our accounting, auditing, and reporting practices. The Audit Committee’s role includes discussing with management our processes to manage business and financial risk, and for compliance with significant applicable legal, ethical, and regulatory requirements.  The Audit Committee is responsible for the appointment, replacement, compensation, and oversight of the independent auditor engaged to prepare and issue audit reports on our financial statements. The Audit Committee relies on the expertise and knowledge of management, the internal auditors, and the independent auditor in carrying out its oversight responsibilities. The specific responsibilities and functions of the Audit Committee are delineated in the Audit Committee Charter, which is available on our corporate web site (www.granitetv.com). The Audit Committee Charter is reviewed annually and updated as necessary to reflect changes in regulatory requirements, authoritative guidance, and evolving practices.  The Board of Directors has determined that each Audit Committee member is independent and has sufficient knowledge in financial and auditing matters to serve on the Audit Committee. The Audit Committee held eight meetings during 2005. The members of the Audit Committee are Messrs. Hamilton (Chairman), Greenwald and Brown.  The Board has determined that Mr. Brown is an audit committee financial expert within the meaning of applicable regulations of the U.S. Securities and Exchange Commission.

Compensation Committee.  The Compensation Committee consists of four members of our Board of Directors that are independent directors.  The primary responsibilities of the Compensation Committee are to (a) review and recommend to the Board the compensation of the Chief Executive Officer and other officers of our company, (b) review executive bonus plan allocations, (c) oversee and advise the Board on the adoption of policies that govern our compensation programs, (d) oversee the administration of our equity-based compensation and other benefit plans, and (e) approve grants of stock options and stock awards to our officers and employees under our equity plans, subject to certain limitations.  The Compensation Committee’s role includes producing the report on executive compensation required by SEC rules and regulations. The specific responsibilities and functions of the Compensation Committee are delineated in the Compensation Committee Charter, which is available on our corporate web site (www.granitetv.com). The Compensation Committee Charter is reviewed annually and updated as necessary to reflect changes in regulatory requirements, authoritative guidance, and evolving practices.  The Compensation Committee held two meetings during 2005. The members of the Compensation Committee are Ms. Pollard and Messrs. Settle (Chairman), Hamilton and Barfield.

Management Stock Plan Committee.  The responsibility of the Management Stock Plan Committee is to administer our Management Stock Plan.  The Management Stock Plan Committee is appointed by our Board of Directors and consists of two members of the Board of Directors that are non-employee directors.  The Management Stock Plan Committee, from time to time, selects eligible employees to receive a discretionary bonus of Bonus Shares or a Performance Award based upon such employee’s position, responsibilities, contributions and value to us and such other factors as the Management Stock Plan Committee deems appropriate.  The Management Stock Plan Committee has discretion to determine the date on which the Bonus Shares or Performance Awards allocated to an employee will be issued to such employee.  The Management Stock Plan Committee may, in its sole discretion, determine what part of an award of Bonus Shares or Performance Awards is paid in cash and what part of an award is paid in the form of Common Stock (Nonvoting).  The Management Stock Plan Committee held one meeting during 2005. The members of the Management Stock Plan Committee are Messrs. Settle and Hamilton.

Stock Option Committee.  The Stock Option Committee consists of three members of the Board of Directors appointed by the Board.  The Stock Option Committee is only authorized to grant Options to persons who are not then “covered employees” within the meaning of Section 162(m) of the Internal Revenue Code or who are not then our officers or holders of 10% or more of the Voting Common Stock.  The Stock Option Committee had no meetings during 2005 (the Company did not award any stock options during 2005). The members of the Stock Option Committee are Messrs. Cornwell, Beck and Settle.

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

For fiscal year 2005 Messrs. Wills and Deushane did not report, on a timely basis, four transactions on one Form 4, Mr. Cornwell did not report, on a timely basis, three transactions on two Form 4s, and Mr. Aubry did not report on a timely basis his holdings on Form 3.  All of the reports referred to above have been filed.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our employees, including our principal executive officer, principal financial officer and principal accounting officer and the independent Board of Directors.  A copy of this code is available on our website at www.granitetv.com. We intend to disclose any changes in or waivers from our code of conduct that are required to be publicly disclosed by posting such information on our Web site or by filing a Form 8-K.

Item 11.  Executive Compensation

The following table sets forth the compensation paid to our Chief Executive Officer and each of its most highly compensated executive officers whose total cash compensation exceeded $100,000 for each of the three years in the period ended December 31, 2005:

Summary Compensation Table

				Long-Term Compensation Awards
	Annual Compensation		Bonus	Restricted Stock		Securities Underlying Options/	All Other Compensation
Name and Principal Position	Year	Salary ($ )	($ ) (1)	Awards		SARs (#)	($ )(2)

W. Don Cornwell	2005	$605,000	$450,425	$—		—	$6,000
Chief Executive Officer	2004	672,000	480,000	7,500	(3)	—	5,125
	2003	672,000	679,000	96,000	(4)		6,000

John Deushane	2005	$290,000	$236,500	$15,750	(5)	—	$14,850
Chief Operating Officer	2004	300,000	170,000	21,850	(6)	—	14,725
	2003	—	—	—		—	—

Robert E. Selwyn, Jr.	2005	$200,000	$70,000	$—		—	$14,850
Senior Operating Advisor	2004	325,000	60,000	—		—	14,725
	2003	400,000	75,000	—		—	15,600

Lawrence I. Wills	2005	$240,000	$206,500	$15,750	(5)	—	$14,850
Senior Vice President -	2004	250,000	175,000	53,250	(7)	—	23,125
Chief Financial Officer	2003	242,500	200,000	—		—	24,000

(1)                                  Represents earned cash bonuses for service rendered in 2005, 2004 and 2003 that were paid in the subsequent year.  (See “Employee Agreements and Compensation Arrangements”.)

(2)                                  The amounts shown in this column consists of a matching contribution by us under our Employees’ Profit Sharing and Savings (401(k)) Plan and an annual perquisite allowance for Messrs. Deushane, and Selwyn of $9,600 each applicable year and $18,000 for Mr. Wills in 2005, 2004 and 2003, respectively.

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

(5)                                  Represents the market value on the date of award of 75,000 Bonus Shares awarded under our Management Stock Plan on November 21, 2005 for services rendered during the year-ended December 31, 2005 for both Messrs. Deushane and Wills.

 (6)                               Represents the market value on the date of award of 5,000, 40,000 and 10,000 Bonus Shares awarded under our Management Stock Plan on February 25, 2004, October 19, 2004 and December 1, 2004, respectively, for services rendered during the year-ended December 31, 2004.

(7)                               Represents the market value on the date of award of 25,000, 40,000 and 10,000 Bonus Shares awarded under our Management Stock Plan on February 25, 2004, October 19, 2004 and December 1, 2004, respectively, for services rendered during the year-ended December 31, 2004.

Employment Agreements and Compensation Arrangements

Mr. Cornwell has an employment agreement with us.  The agreement provides for a two-year employment term, which is automatically renewed for subsequent two-year terms unless advance notice of nonrenewal is given (the current term under such agreement, which was renewed in 2005, expires September 19, 2007).  The agreement stipulates that Mr. Cornwell will devote his full time and efforts to our company and will not engage in any business activities outside the scope of his employment with us unless approved by a majority of our independent directors.  Under the agreement, Mr. Cornwell is permitted to exchange any or all of his shares of Voting Common Stock for shares of Common Stock (Nonvoting), provided that, after such exchange is effected, there will continue to be shares of our voting stock outstanding.

The Compensation Committee of our Board of Directors annually develops a compensation model to determine salary and incentive compensation for Mr. Cornwell. The base salary was $605,000 for 2005 and $672,000 for 2004 and 2003. Incentive compensation can include cash bonuses, issuance of Common Stock (Nonvoting) or a combination thereof and is determined if certain financial targets and strategic objectives are achieved. Based on the compensation model, Mr. Cornwell was eligible to receive incentive compensation for 2005 totaling $870,425. The strategic portion of this amount, totaling $420,000 related to the successful sale of our San Francisco and Detroit television stations and the successful redeployment of the sale proceeds to acquire the CBS affiliated station in Binghamton, New York. Since the buyers of the San Francisco and Detroit stations did not proceed forward with purchase of the stations after The WB Network announced that they will no longer provide programming to current WB affiliated stations effective September 2006 and the acquisition of the Binghamton, New York station was not completed, the strategic portion compensation was not earned. The financial targets were largely achieved resulting in Mr. Cornwell earning incentive compensation for 2005 totaling $450,425 all of which was paid in the first quarter of 2006. Mr. Cornwell’s base salary for 2006 is $629,000.

Mr. Selwyn has an employment arrangement with us whereby his salary is determined by Mr. Cornwell. In addition to his base salary, Mr. Selwyn is eligible to receive a cash bonus if certain quantitative and qualitative goals were achieved. The annual base salary determined by Mr. Cornwell was $200,000 for 2005, $325,000 for 2004 and $400,000 for 2003. Mr. Selwyn’s base salary for 2006 is $100,000. (See “—Employee Stock Purchase Plan,” “—Stock Option Plan” and “—Management Stock Plan.”)

Mr. Wills has an employment arrangement with us, whereby his salary is determined by Mr. Cornwell and is based on a subjective evaluation of his performance and accomplishments. Mr. Wills was eligible to receive an annual cash bonus if certain financial targets and strategic objectives as determined by Mr. Cornwell are achieved. Mr. Wills was eligible to receive a cash bonus for 2005 totaling $225,000, of which, $18,750 was related to the completion of the sale of the San Francisco and Detroit television stations and the acquisition of the CBS affiliate in Binghamton, New York. Since neither of those transactions were completed, Mr. Wills earned a cash bonus of $206,250, all of which was paid in the first quarter of 2006. Mr. Wills’ 2005 base salary was fixed at $240,000 and his base salary for 2006 is $265,000.

Mr. Deushane has an employment arrangement with us, whereby his salary is determined by Mr. Cornwell and is based on a subjective evaluation of his performance and accomplishments. Mr. Deushane was eligible to receive an annual cash bonus if certain financial targets and strategic objectives as determined by Mr. Cornwell are achieved. Mr. Deushane was eligible to receive a cash bonus for 2005 totaling $259,000, of which, $22,500 was related to the completion of the sale of the San Francisco and Detroit television stations and the acquisition of the CBS affiliate in Binghamton, New York. Since neither of those transactions were completed, Mr. Deushane earned a cash bonus of $236,500, all of which was paid in the first quarter of 2006. Mr. Deushane’s 2005 base salary was fixed at $290,000 and his base salary for 2006 is $305,000.

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

We made an aggregate contribution to the 401(k) Plan of $518,000 during 2005.

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

Stock Option Plan

In April 1990, we adopted a Stock Option Plan, or the Stock Option Plan, providing for the grant, from time to time, of Options to key employees and officers of our company or its affiliates to purchase shares of Common Stock (Nonvoting).  The Stock Option Plan terminated on April 1, 2000. As of March 15, 2006, options granted under the Stock Option Plan were outstanding for the purchase of 3,304,200 shares of Common Stock (Nonvoting).

2000 Stock Option Plan

On April 27, 2000, we adopted a stock option plan, which provides for the grant to employees, officers, directors and consultants of our company or its affiliates, collectively known as Participating Persons, to purchase an aggregate of 4,000,000 shares of Common Stock (Nonvoting) of the following:

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

As of March 15, 2006, options granted under the 2000 Stock Option Plan were outstanding for the purchase of 1,486,500 shares of Common Stock (Nonvoting).

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

As of March 15, 2006, we had allocated a total of 2,035,425 shares of Common Stock (Nonvoting) pursuant to the Management Stock Plan, 1,958,925 of which had vested through March 15, 2006.

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

The aggregate number of shares of Common Stock (Nonvoting) allocated for grant under the Directors Stock Option Plan is 1,500,000.  As of March 15, 2006, Options granted under the Directors Stock Option Plan were outstanding for the purchase of 660,250 shares of Common Stock (Nonvoting).

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

Non-Employee Directors Compensation

Effective beginning January 1, 2005, each eligible non-employee director receives an annual fee of $45,000 for director services payable semiannually in equal increments in cash.

The Non-Employee Directors Stock Plan, unless earlier terminated by action of the Board of Directors, will terminate at such time as no shares remain available for issuance under the Non-Employee Directors Stock Plan and our company and the Directors Stock Plan Participants have no further rights or obligations under the Non-Employee Directors Stock Plan. The aggregate number of shares of Common Stock (Nonvoting) issuable under the Non-Employee Directors Stock Plan is 600,000.  As of March 15, 2006, 532,698 shares had been granted under the Non-Employee Directors Stock Plan.

There were no Options granted to our executive officers during 2005.

The following table sets forth, as of December 31, 2005, the number of options and the value of unexercised options held by our executive officers that held options as of that date, and the options exercised and the consideration received therefore by such persons during fiscal 2005:

Aggregated Option/SAR Exercises
In Last Fiscal Year And
FY-End Option/SAR Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at December 31, 2005		Value of Unexercised in-the-Money Options at December 31, 2005 ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable

W. Don Cornwell	—	—	985,600	610,000	—	—

John Deushane	—	—	220,500	—	—	—

Robert E. Selwyn, Jr.	—	—	350,000	—	—	—

Lawrence I. Wills	—	—	178,750	2,500	—	—

Compensation Committee Interlocks and Insider Participation

During 2005, Thomas R. Settle, Charles J. Hamilton, Jr., Veronica Pollard and Jon E. Barfield served as members of the Compensation Committee of our Board of Directors.

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

Components of Compensation

The components of executive compensation in 2005 were (i) a base salary, and (ii) incentive compensation opportunity.

Base Salary.     The base salary for the Chief Executive Officer is determined annually at the discretion of the Compensation Committee. No specific formula has been established to determine base salary for the other executive officers, but rather the salary levels are determined by the Chief Executive Officer based on a subjective evaluation of the individual’s performance and accomplishments.

Incentive Compensation Opportunity.    Incentive compensation opportunities can consist of cash bonuses, shares of common stock or a combination thereof. The 2005 incentive compensation opportunity for the Chief Executive Officer and other executive officers was determined based on the achievement of certain financial targets and strategic objectives.

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

By the Compensation Committee of the Board of Directors

Thomas R. Settle
Jon E. Barfield
Charles J. Hamilton, Jr.
Veronica Pollard

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters (Akin to Update)

The following table sets forth certain information, as of March 7, 2006, regarding beneficial ownership of our (i) Voting Common Stock by each shareholder who is known by us to own beneficially more than 5% of the outstanding Voting Common Stock, each director, each executive officer and all directors and officers as a group, and (ii) Common Stock (Nonvoting) (assuming exercise of all options for the purchase of Common Stock (Nonvoting), which exercise is at the option of the holder within sixty (60) days) by each director, each executive officer and all directors and officers as a group.  We also have 200,376 shares of our 12.75% Cumulative Exchangeable Preferred Stock outstanding, none of which are owned by any of our officers or directors.  Except as set forth in the footnotes to the table, each shareholder listed below has informed us that such shareholder has (i) sole voting and investment power with respect to such shareholder’s shares of stock, except to the extent that authority is shared by spouses under applicable law and (ii) record and beneficial ownership with respect to such shareholder’s shares of stock.

	Voting Common Stock Shares Beneficially Owned		Common Stock (Nonvoting) Shares Beneficially Owned
	Number	Percent	Number		Percent(1)

W. Don Cornwell	98,250	100.0%	1,708,727	(2)	8.24%

Stuart J. Beck			1,326,953	(3)	6.42%

John Deushane			459,974	(4)	2.30%

Robert E. Selwyn, Jr.			475,781	(5)	2.37%

Lawrence I. Wills			318,325	(6)	1.60%

James L. Greenwald			263,856	(7)	1.33%

Edward Dugger III			186,530	(8)	*

Thomas R. Settle			468,740	(9)	2.35%

Charles J. Hamilton, Jr.			247,805	(10)	1.24%

M. Fred Brown			139,075	(11)	*

Jon E. Barfield			233,628	(12)	1.17%

Veronica Pollard			205,811	(13)	1.04%

Eugene I. Davis			0		*

Kirk W. Aubry			0		*

All directors and officers as a group	98,250	100.0%	6,035,205		25.80%

*                                         Less than 1%.

(1)                                  Percentage figures assume the exercise of options for the purchase of Common Stock (Nonvoting) held by such shareholder, which conversion or exercise is at the option of the holder within sixty days.

(2)                                  Includes 985,600 shares issuable upon exercise of options granted to Mr. Cornwell under the Stock Option Plan that are exercisable at the option of the holder within sixty days and a total of 29,200 shares held by Mr. Cornwell’s immediate family.  Mr. Cornwell disclaims beneficial ownership with respect to such 29,200 shares.  The business address of Mr. Cornwell is Granite Broadcasting Corporation, 767 Third Avenue, 34th Floor, New York, New York, 10017.

(3)                                  Includes 904,600shares issuable upon exercise of options granted to Stuart J. Beck under the Stock Option Plan which are exercisable at the option of the holder within sixty days and a total of 8,000 shares held in trust for Mr. Beck’s children.  Mr. Beck disclaims beneficial ownership with respect to such 8,000 shares.  The business address of Mr. Stuart Beck is Granite Broadcasting Corporation, 767 Third Avenue, 34th Floor, New York, New York, 10017.

(4)                                  Includes 220,500 shares issuable upon exercise of options granted to Mr. Deushane under the Stock Option Plan that are exercisable at the option of the holder within sixty days and a total of 239 shares held by Mr. Deushane’s wife. Mr. Deushane disclaims beneficial ownership with respect to such 239 shares.

(5)                                  Includes 350,000 shares issuable upon exercise of options granted to Mr. Selwyn under the Stock Option Plan that are exercisable at the option of the holder within sixty days.

(6)                                  Includes 178,750 shares issuable upon the exercise of options granted to Mr. Wills under the Stock Option Plan that are exercisable at the option of the holder within sixty days.

(7)                                  Includes 145,000 shares issuable upon exercise of options granted to Mr. Greenwald under the Directors’ Stock Option Plan that are exercisable at the option of the holder within sixty days.

(8)                                  Includes 132,250 shares issuable upon exercise of options granted to Mr. Dugger under the Directors’ Stock Option Plan that are exercisable at the option of the holder within sixty days.

(9)                                  Includes 3,000 shares held by Mr. Settle’s wife as custodian for his children and 161,875 shares issuable upon exercise of options granted to Mr. Settle under the Directors’ Stock Option Plan that are exercisable at the option of the holder within sixty days.  Mr. Settle disclaims beneficial ownership with respect to the shares held by his spouse.

(10)                            Includes 2,800 shares held by Mr. Hamilton’s wife as custodian for their minor children under the UGMA and 175,875 shares issuable upon exercise of options granted to Mr. Hamilton under the Directors’ Stock Option Plan, which are exercisable at the option of the holder within sixty days.  Mr. Hamilton disclaims beneficial ownership with respect to the shares held by his spouse.

(11)                            Includes 200 shares held by Mr. Brown’s children and 135,875 issuable upon exercise of options granted to Mr. Brown under the Directors’ Stock Option Plan that are exercisable at the option of the holder within sixty days.

(12)                            Includes 95,920 shares held in trust and 133,750 shares issuable upon exercise of options granted to Mr. Barfield under the Directors’ Stock Option Plan that are exercisable at the option of the holder within sixty days.

(13)                            Includes 116,250 shares issuable upon exercise of options granted to Ms. Pollard under the Directors’ Stock Option Plan that are exercisable at the option of the holder within sixty days.

Item 13.  Certain Relationships and Related Transactions

Between 1995 and 1998, we loaned Mr. Cornwell, Chief Executive Officer and Chairman of the Board of Directors, $2,911,000 in four separate transactions to pay the exercise price on stock options exercises and certain personal income taxes.  On January 1, 2001, we loaned Mr. Cornwell an additional $375,000 to repay a loan, for which the proceeds had been used by Mr. Cornwell to acquire shares of the Company’s common stock in the open market.  On February 15, 2001, we agreed to consolidate the five loans into one loan in the amount of $3,286,000.  The promissory note matured on January 25, 2006.  Interest at an annual rate of 6.75% was imputed on the promissory note as additional compensation to the officer.  On February 15, 2001 we forgave $232,247 of interest accrued on Mr. Cornwell’s loans during the year ended December 31, 2000.

In 1995, the Company loaned Stuart Beck, the Company’s President, $221,200. On February 15, 2001, the Company agreed to cancel this note and issue a new promissory note in the same amount. As more fully described below, Mr. Beck’s promissory note was repaid in full in 2004.

On February 25, 2003, the Compensation Committee recommended, and the Board of Directors approved, an incentive award of $3,286,065 to each of Mr. Cornwell and Mr. Beck to be paid, subject to vesting terms, only upon the occurrence of the refinancing with a maturity of at least two years of the senior debt due April 15, 2004.  On December 22, 2003, we issued $405 million aggregate principal amount of 9 3/4 % Senior Secured Notes, the proceeds of which we used in part to repay all outstanding borrowings (plus accrued interest) under our then outstanding senior credit agreement, which satisfied the performance objective of the awards.  Mr. Cornwell’s award, which vests in one-third tranches over three years from the refinancing date, was to be used to repay in full his outstanding loan from us of $3,286,065 due January 25, 2006. Mr. Cornwell irrevocably elected to defer payment of the first two tranches under his performance award until January 25, 2006 when his loan was due.  On March 1, 2005, the Board of Directors approved the acceleration of payment of the third tranche of Mr. Cornwell’s award to January 25, 2006.  On September 21, 2004, we and Stuart J. Beck amended the Performance Award and deferral of such payments pursuant to the Separation Agreement.  Under the amended terms of the Performance Award, Mr. Beck’s Performance Award fully vested as of the separation date and payment of $221,200 was made on September 30, 2004 to repay his outstanding promissory note to us. The remaining vested award of $3,065,000 is payable in cash on December 22, 2006.  The Company’s Management Stock Plan, pursuant to which the performance award was granted, permits the Compensation Committee, in its sole discretion, to require as a condition to payment of an award, that the award recipient pay to the Company the amount of any taxes that the Company is required to withhold.  The Compensation Committee has so elected to require Mr. Cornwell to pay to the Company the applicable withholding taxes with respect to the performance award.  Mr. Cornwell has informed the Company that he is presently unable to do so, since the full amount of the performance award must be used to satisfy his outstanding loan from the Company.  In light of the forgoing, the Company has neither paid the performance award to Mr. Cornwell nor offset the amount of the award in repayment of the loan, which loan remains due and payable.

On September 21, 2004, we and Stuart J. Beck, President and Secretary, mutually agreed upon Mr. Beck’s resignation from the company in connection with his appointment as Ambassador/Permanent Representative of the Republic of Palau to the United Nations.  Mr. Beck remained on our Board of Directors. Pursuant to his Separation Agreement, as approved by the Company’s Board of Directors, we granted Mr. Beck severance totaling $1,008,000, payable in equal installments over eighteen months from the date of separation.  In addition, Mr. Beck received a pro-rated bonus of approximately $255,600 as determined by the Company’s Compensation Committee and pursuant to the Separation Agreement based upon achievements of certain financial targets in 2004 which was paid during the first quarter of 2005.

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

During the fourth quarter of 2004 and pursuant to the Separation Agreement dated September 21, 2004, Mr. Beck exchanged 80,250 shares of the Company’s Class A Voting Common Stock, par value $0.01 per share, for 80,250 shares of the Company’s Class B Non-Voting Common Stock, par value $0.01 per share.

During the year ended December 31, 2004, we recorded one-time expenses for the separation benefits and acceleration of the remaining portion of the Performance Award of approximately $1,290,000 and $1,562,000, respectively.

From September 2004 through July 2005, we allowed Mr. Beck to use office space at no charge.

Item 14.  Principal Accountant Fees and Services

The following table sets forth the aggregate fees and related expenses for professional services provided by Ernst & Young LLP in each of the last two fiscal years.

	Fiscal Year December 31,
	2005	2004
Audit fees	$955,000	$998,440
Audit-related fees	40,000	159,500
Tax fees	267,250	260,650

Total	$1,262,250	$1,418,590

Audit Fees: Audit fees billed by Ernst & Young LLP related to the following services: 1) audit of our annual consolidated financial statements and 2) review of our interim consolidated financial statements included in our Quarterly Reports on Form 10-Q for the periods ended March 31st, June 30th and September 30th. The 2004 audit fees include $125,000 for additional fees related to 2004, but billed and paid in June 2005.

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

Under the SEC rules, subject to certain de minimis criteria, pre-approval is required for all professional services rendered by our principal accountant for all services rendered on or after May 6, 2003.  In fiscal 2005 and 2004, all of the fees included above were pre-approved by the Audit Committee.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)1                            Financial statements and the schedule filed as a part of this report are listed on the “Index to Consolidated Financial Statements” at page 45 herein.  All other schedules are omitted because they are not applicable to us.

(a)3  Exhibits

2.1

Purchase and Sale Agreement, dated as of April 23, 2004, by and among Malara Broadcast Group of Fort Wayne, LLC, WPTA-TV, Inc., WPTA-TV License, Inc. and Granite Broadcasting Corporation (incorporated by reference to Exhibit 2.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed on May 10, 2004)

2.2

Stock Purchase Agreement, dated as of April 23, 2004, by and among Granite Broadcasting Corporation, NVG-Fort Wayne, Inc. and New Vision Group, LLC (incorporated by reference to Exhibit 2.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed on May 10, 2004)

2.3

Purchase and Sale Agreement, dated as of September 8, 2005, by and among AM Broadcasting KBWB, Inc., Granite Broadcasting Corporation, KBWB, Inc. and KBWB License, Inc. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on September 9, 2005)

2.4

Purchase and Sale Agreement, dated as of September 8, 2005, by and among AM Broadcasting WXON, Inc., Granite Broadcasting Corporation, WXON, Inc. and WXON License, Inc. (incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K filed on September 9, 2005)

2.5

Amendment, dated February 14, 2006, to that certain Purchase and Sale Agreement by and among AM Broadcasting KBWB, Inc., Granite Broadcasting Corporation, KBWB, Inc. and KBWB License, Inc., dated as of September 8, 2005 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 21, 2006)

2.6

Amendment, dated February 14, 2006, to that certain Purchase and Sale Agreement by and among AM Broadcasting WXON, Inc., Granite Broadcasting Corporation, WXON, Inc. and WXON License, Inc., dated as of September 8, 2005 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on February 21, 2006)

3.1

Third Amended and Restated Certificate of Incorporation of Granite Broadcasting Corporation, as amended (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1994, filed on March 29, 1995).

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

4.6

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

10.18	Network Affiliation Agreement (WISE) (incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 31, 2005).

10.19

Purchase And Sale Agreement, dated as of January 13, 2006, by and among Television Station Group Holdings, LLC Television Station Group, LLC Television Station Group License Subsidiary, LLC, WBNG, Inc. and WBNG License, Inc (incorporated by reference to Exhibit 10. to our Current Report on Form 8-K filed on January 17, 2006)

10.20

Form Of Security Agreement by Granite Broadcasting Corporation, as Issuer, and the Guarantors Party thereto and The Bank Of New York, as Collateral Agent (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on February 21, 2006)

10.21	Form of Mortgage, Assignment Of Leases And Rents, Security Agreement And Fixture Filing (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on February 21, 2006)

10.22

Reimbursement And Refinancing Agreement, dated as of March 8, 2005, by and by and among Malara Broadcast Group of Duluth LLC, Malara Broadcast Group of Duluth Licensee LLC, Malara Broadcast Group of Fort Wayne LLC, Malara Broadcast Group of Fort Wayne Licensee LLC, and Granite Broadcasting Corporation (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on February 21, 2006)

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 31 st day of March, 2006.

GRANITE BROADCASTING CORPORATION

By:	/s/ W. DON CORNWELL
W. Don Cornwell
Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ W. DON CORNWELL	Chief Executive Officer	March 31, 2006
(W. Don Cornwell)	(Principal Executive Officer) and Chairman of the Board of Directors

/s/ LAWRENCE I. WILLS	Senior Vice President – Chief Financial	March 31, 2006
(Lawrence I. Wills)	Officer and Secretary (Principal Financial Officer)

/s/ STUART J. BECK	Director	March 31, 2006
(Stuart J. Beck)

/s/ JAMES L. GREENWALD	Director	March 31, 2006
(James L. Greenwald)

/s/ EDWARD DUGGER III	Director	March 31, 2006
(Edward Dugger III)

/s/ THOMAS R. SETTLE	Director	March 31, 2006
(Thomas R. Settle)

/s/ CHARLES J. HAMILTON, JR.	Director	March 31, 2006
(Charles J. Hamilton, Jr.)

/s/ M. FRED BROWN	Director	March 31, 2006
(M. Fred Brown)

/s/ EUGENE I. DAVIS	Director	March 31, 2006
(Eugene I. Davis)

/s/ KIRK W. AUBRY	Director	March 31, 2006
(Kirk W. Aubry)

/s/ JON E. BARFIELD	Director	March 31, 2006
(Jon E. Barfield)

/s/ VERONICA POLLARD	Director	March 31, 2006
(Veronica Pollard)

Exhibit Index

Exhibit Number	Description

2.1

Purchase and Sale Agreement, dated as of April 23, 2004, by and among Malara Broadcast Group of Fort Wayne, LLC, WPTA-TV, Inc., WPTA-TV License, Inc. and Granite Broadcasting Corporation (incorporated by reference to Exhibit 2.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed on May 10, 2004)

2.2

Stock Purchase Agreement, dated as of April 23, 2004, by and among Granite Broadcasting Corporation, NVG-Fort Wayne, Inc. and New Vision Group, LLC (incorporated by reference to Exhibit 2.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed on May 10, 2004)

2.3

Purchase and Sale Agreement, dated as of September 8, 2005, by and among AM Broadcasting KBWB, Inc., Granite Broadcasting Corporation, KBWB, Inc. and KBWB License, Inc. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on September 9, 2005)

2.4

Purchase and Sale Agreement, dated as of September 8, 2005, by and among AM Broadcasting WXON, Inc., Granite Broadcasting Corporation, WXON, Inc. and WXON License, Inc. (incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K filed on September 9, 2005)

2.5

Amendment, dated February 14, 2006, to that certain Purchase and Sale Agreement by and among AM Broadcasting KBWB, Inc., Granite Broadcasting Corporation, KBWB, Inc. and KBWB License, Inc., dated as of September 8, 2005 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 21, 2006)

2.6

Amendment, dated February 14, 2006, to that certain Purchase and Sale Agreement by and among AM Broadcasting WXON, Inc., Granite Broadcasting Corporation, WXON, Inc. and WXON License, Inc., dated as of September 8, 2005 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on February 21, 2006)

3.1

Third Amended and Restated Certificate of Incorporation of Granite Broadcasting Corporation, as amended (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1994, filed on March 29, 1995).

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

4.5/a

Warrant to purchase 753,491 shares of Common Stock (Nonvoting) of Granite Broadcasting Corporation issued March 6, 2001 to Goldman Sachs & Co. (incorporated by reference to Exhibit 4.55 to our Current Report on Form 8-K, filed on March 9, 2001).

4.6

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

10.18	Network Affiliation Agreement (WISE) (incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 31, 2005).

10.19

Purchase And Sale Agreement, dated as of January 13, 2006, by and among Television Station Group Holdings, LLC Television Station Group, LLC Television Station Group License Subsidiary, LLC, WBNG, Inc. and WBNG License, Inc (incorporated by reference to Exhibit 10. to our Current Report on Form 8-K filed on January 17, 2006)

10.20

Form Of Security Agreement by Granite Broadcasting Corporation, as Issuer, and the Guarantors Party thereto and The Bank Of New York, as Collateral Agent (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on February 21, 2006)

10.21	Form of Mortgage, Assignment Of Leases And Rents, Security Agreement And Fixture Filing (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on February 21, 2006)

10.22

Reimbursement And Refinancing Agreement, dated as of March 8, 2005, by and by and among Malara Broadcast Group of Duluth LLC, Malara Broadcast Group of Duluth Licensee LLC, Malara Broadcast Group of Fort Wayne LLC, Malara Broadcast Group of Fort Wayne Licensee LLC, and Granite Broadcasting Corporation (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on February 21, 2006)

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