Form 10-Q
period 2006-03-31
GRANITE BROADCASTING CORP
filed 2006-05-15
CIK 839621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No ☒

(APPLICABLE ONLY TO CORPORATE ISSUERS:)

As of May 10, 2006, the Registrant had 98,250 shares of Class A Voting Common Stock, par value $.01 per share outstanding; and 19,657,996 shares of Common Stock (Nonvoting), par value $.01 per share outstanding.

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

As of March 8, 2005, we have shared services agreements and advertising representation agreements (which we generally refer to as local service agreements) relating to the two television stations owned by Malara Broadcast Group, but do not own any of the equity interests in Malara Broadcast Group. For a description of the relationship between us and Malara Broadcast Group, see Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary.”

As of September 1, 2005, we have local service agreements relating to one television station owned by Four Seasons Broadcast Company, but do not own any of the equity interests in Four Seasons Broadcast Company. For a description of the relationship between us and Four Seasons Broadcast Company, see Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary.”

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Any statements that are included or incorporated by reference in this report or that are otherwise attributable to us or persons acting on our behalf, other than statements of historical fact, which address activities, events or developments that we expect or anticipate will or may occur in the future, including, without limitation, statements regarding expected financial performance; future capital expenditures; projected revenue growth or synergies resulting from acquisitions and other transactions; anticipated completion of sales of assets under contracts of sale; efforts to control or reduce costs; contingent liabilities; development or purchase of new programming; financing and restructuring efforts; expected competition; use of digital spectrum; our ability to service our outstanding debt; and business strategy, are “forward-looking statements”—that is, statements related to future, not past, events that are subject to risks and uncertainties. These forward-looking statements generally can be identified as statements that include phrases such as “believe”, “project”, “target”, “predict”, “estimate”, “forecast”, “strategy”, “may”, “goal”, “expect”, “anticipate”, “intend”, “plan”, “foresee”, “likely”, “will”, “should” or other similar words or phrases.  Although we believe such statements are based on reasonable assumptions, actual outcomes and results may differ materially from those projected.  Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.  Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, those factors described under Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission. We undertake no obligation to update forward-looking statements, whether as a result of new information, future developments or otherwise, and disclaim any obligation to do so.

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

GRANITE BROADCASTING CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$11,176,884	$8,629,044
Restricted cash equivalents	—	24,997,500
Accounts receivable, less allowance for doubtful accounts ($485,115 at March 31, 2006 and $632,156 at December 31, 2005)	20,300,326	22,388,546
Film contract rights	1,861,537	2,835,827
Other current assets	6,431,328	6,361,111
Assets held for sale	114,519,400	116,183,354
Total current assets	154,289,475	181,395,382

Property and equipment, net	40,895,463	41,691,267
Film contract rights	404,863	76,562
Other non current assets	787,535	734,975
Deferred financing fees, less accumulated amortization ($5,624,157 at March 31, 2006 and $4,334,405 at December 31, 2005)	10,467,445	11,757,197
Goodwill	59,823,637	60,320,347
Broadcast licenses, net	44,686,292	44,686,292
Network affiliations, net	64,421,210	65,174,688
Total assets	$375,775,920	$405,836,710

Liabilities and stockholders’ deficit

Current liabilities:
Accounts payable	$493,654	$1,352,131
Accrued interest	13,162,500	3,290,625
Other accrued liabilities	4,265,395	7,188,091
Film contract rights payable	2,570,587	3,658,253
Current portion of long-term debt	3,162,000	25,844,000
Other current liabilities	8,650,817	6,026,247
Liabilities held for sale	34,346,438	36,930,893
Total current liabilities	66,651,391	84,290,240

Long-term debt, less current portion	428,271,285	428,871,456
Film contract rights payable	553,215	188,727
Deferred tax liability	21,267,015	21,560,807
Redeemable preferred stock	199,279,956	199,191,138
Accrued dividends on redeemable preferred stock	102,191,378	95,804,417
Other non current liabilities	4,226,894	7,008,694

Stockholders’ deficit:
Common stock: 41,000,000 shares authorized consisting of 1,000,000 shares of Class A Common Stock, $.01 par value, and 40,000,000 shares of Common Stock (Nonvoting), $.01 par value; 98,250 shares of Class A Common Stock and 19,657,996 shares of Common Stock (Nonvoting) (19,480,142 shares at December 31, 2005) issued and outstanding at March 31, 2006.	197,561	195,783
Additional paid-in capital	423,927	393,701
Accumulated deficit	(446,411,027)	(430,792,098)
Unearned compensation	—	(480)
Treasury stock, at cost	(875,675)	(875,675)
Total stockholders’ deficit	(446,665,214)	(431,078,769)
Total liabilities and stockholders’ deficit	$375,775,920	$405,836,710

See accompanying notes.

GRANITE BROADCASTING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2006	2005

Net revenues	$21,005,820	$17,821,130
Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization expenses shown separately below)	8,692,065	8,480,577
Selling, general and administrative expenses (exclusive of depreciation and amortization expenses shown separately below)	6,452,292	5,665,333
Corporate expense (exclusive of corporate reorganization expense and depreciation expense shown separately below)	2,847,802	2,697,899
Corporate reorganization expense	219,818	—
Depreciation	1,696,106	1,463,405
Amortization of intangible assets	753,478	718,888
Performance award expense	88,831	319,797
Non-cash compensation expense (1)	50,157	94,593

Operating income (loss)	205,271	(1,619,362)

Other expenses (income):
Interest expense	11,077,602	10,190,153
Interest income	(317,575)	(448,754)
Non-cash interest expense	1,630,481	925,040
Non-cash preferred stock dividend	6,386,961	6,386,961
Other	(3,358)	81,706

Loss from continuing operations before income taxes	(18,568,840)	(18,754,468)
Benefit for income taxes	(141,579)	(178,744)

Loss from continuing operations	(18,427,261)	(18,575,724)
Discontinued operations:
Income (loss) from discontinued operations, net of taxes	2,808,332	(918,065)

Net loss	$(15,618,929)	$(19,493,789)

Basic and diluted loss per share from continuing operations	$(0.93)	$(0.95)
Basic and diluted income (loss) per share from discontinued operations	0.14	(0.05)
Basic and diluted net loss per share	$(0.79)	$(1.00)

Weighted average common shares outstanding	19,694,985	19,501,042

(1)           Allocation of non-cash compensation expense to other operating expenses:

Operating expense - Selling, general and administrative expenses	$16,956	$19,903
Corporate expense	33,201	74,690
Non-cash compensation expense	$50,157	$94,593

See accompanying notes.

GRANITE BROADCASTING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2006	2005

Cash flows from operating activities:
Net loss	$(15,618,929)	$(19,493,789)

Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of intangible assets	753,478	2,039,740
Depreciation	1,696,106	1,828,660
Performance award expense	88,831	319,797
Non-cash compensation expense	50,157	94,593
Non-cash interest expense	1,630,481	1,072,541
Non-cash preferred stock dividend	6,386,961	6,386,961
Film amortization and impairment	1,133,537	1,439,393
Deferred tax benefit	(141,579)	(178,744)
Change in assets and liabilities:
Decrease in accounts receivable	2,088,220	2,971,742
Increase in accrued liabilities	6,766,426	8,502,920
Decrease in accounts payable	(1,140,908)	(359,704)
WB affiliation payment	—	(630,857)
Decrease in film contract rights and other assets	1,031,174	4,447,069
Decrease in film contract rights payable and other liabilities	(3,271,769)	(4,958,525)
Net cash provided by operating activities	1,452,186	3,481,797

Cash flows from investing activities:
Sales of marketable securities and other investments	—	3,115,062
Payment for acquisition of assets	—	(55,487,780)
Sales (purchase) of U.S. Government Securities	25,315,677	(24,997,500)
Capital expenditures	(485,262)	(276,296)
Net cash provided by (used in) investing activities	24,830,415	(77,646,514)

Cash flows from financing activities:
Proceeds from senior credit facility	—	53,500,000
Payment of senior credit facility	(23,734,761)	—
Payment of deferred financing fees	—	(2,242,401)
Net cash (used in) provided by financing activities	(23,734,761)	51,257,599

Net increase (decrease) in cash and cash equivalents	2,547,840	(22,907,118)
Cash and cash equivalents, beginning of period	8,629,044	60,858,710
Cash and cash equivalents, end of period	$11,176,884	$37,951,592

Supplemental information:
Cash paid for interest	$973,787	$260,082
Cash paid for income taxes	130,000	19,000
Non-cash capital expenditures	37,533	51,027

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

In September 2005, the Company entered into a strategic arrangement with Four Seasons Broadcast Company, under which the Company provides advertising sales, promotion and administrative services, and selected programming to WAOE-TV under local services agreements. The Company does not own Four Seasons Broadcast Company or its television stations, and pursuant to Interpretation 46, the Company is not deemed to be the primary beneficiary of Four Seasons Broadcast Company and therefore, has not consolidated their results with the Company’s.

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

On September 8, 2005, the Company had entered into a definitive agreement to sell substantially all of the assets of KBWB-TV, the WB affiliate serving the San Francisco, California television market, to AM Broadcasting KBWB, Inc. In addition, on September 8, 2005, the Company had entered into a definitive agreement to sell substantially all of the assets of WDWB-TV, the WB affiliate serving the Detroit, Michigan television market, to AM Broadcasting WDWB, Inc.

On May 1, 2006, the Company terminated such agreements and entered into new definitive agreements to sell such assets to different buyers (as described below).

The Company has experienced annual operating losses over the past three years and at March 31, 2006 had unrestricted cash and accumulated deficit of $11,177,000 and $446,411,000, respectively.

An interest payment of $19,744,000 on the Company’s 9 3/4 % Senior Secured Notes (the “Notes”) is due on June 1, 2006. If payment is not made within 30 days after June 1, 2006, an “Event of Default” under the Indenture  (the “Indenture”) governing the Notes would occur.

On March 13, 2006, the Company retained the services of Houlihan Lokey Howard & Zukin as its financial advisors to assist the Company in the evaluation of strategic options and to advise it on available financing and capital restructuring alternatives. At March 31, 2006, the Company recorded $220,000 of corporate reorganization expense in connection with reorganization services incurred during the period.

Absent changes to its capital structure and station ownership mix, the Company will not have enough liquidity to make the June 1, 2006 interest payment on its Notes. In order to improve the Company’s existing liquidity position and to further the Company’s business strategy, the Company has entered into separate definitive agreements to sell its two WB affiliates (as discussed below) and is reviewing potential restructuring alternatives with respect to its debt and preferred stock obligations. However, under its Indenture, the Company’s use of the net proceeds from the sale of assets is restricted. Of the net asset sale proceeds, $5 million may be used for working capital purposes and the remainder must be used either:

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

The Indenture provides that, prior to delivery of an acceleration notice following an event of default, the Company is entitled to obtain a release of the Trustee under the Indenture to use cash, including cash in the collateral account, to pay operating expenses and to pay interest on the Notes.

On May 1, 2006, the Company entered into separate definitive agreements to sell its two WB affiliates, KBWB-TV serving San Francisco, California and WDWB-TV serving Detroit, Michigan to affiliates of DS Audible, LLC. The agreements contain covenants by the Company not to compete in the San Francisco, California and Detroit, Michigan markets for a period of five years. The consideration to be received by the Company for the sale of the assets of KBWB-TV is $55,000,000, before closing and other adjustments, which is payable in cash. The consideration to be received by the Company for the sale of the assets of WDWB-TV is $75,000,000, before closing and other adjustments which is payable in cash. In addition, the consideration for each covenant not to compete in the San Francisco and Detroit markets is $10 million, respectively.

The Company anticipates that it will retain approximately $25 million of the aggregate proceeds from the transactions to be used for working capital purposes, consisting of $5 million from the asset sale as permitted under the Company’s Indenture and $10 million for each covenant not to compete. The remaining net proceeds, after closing adjustments, will be used to make investments in property or assets that replace the property and assets that were the subject of such asset sale and/or make an offer to all of the holders of the Notes, although pending such use, such proceeds may be used for working capital and payment of interest on the Notes, as described above. The Company expects both transactions, which are subject to FCC approval, the restructuring of certain programming obligations and customary closing conditions, to close during the second quarter of 2006. The Company continues to explore additional capital restructuring alternatives including the raising of additional capital and changes in its station ownership mix.

Assuming the Company is successful in selling KBWB-TV and WDWB-TV, selling additional assets and / or restructuring the company, management believes that the available proceeds together with the cash and cash equivalents on hand and internally generated funds from operations may be sufficient to satisfy its cash requirements for its existing operations and debt service for the next twelve months. However, a lack of liquidity would have a material adverse effect on the Company’s business strategy and therefore affect its ability to continue as a going concern and make the June 1, 2006 interest payment on its Notes. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

On January 13, 2006, the Company and certain of its subsidiaries entered into a definitive agreement with Television Station Group Holdings, LLC and certain of its subsidiaries to purchase substantially all of the assets of WBNG-TV, Channel 12, the CBS-affiliated television station serving Binghamton and Elmira, New York, for $45 million in cash, subject to closing adjustments. (the “WBNG Purchase and Sale Agreement”). Since February 8, 2006, the sellers have had a right to terminate the WBNG Purchase and Sale Agreement because the sales of two stations affiliated with the WB Network were not completed as of such date. However, in conjunction with the payment of an aggregate of $2.25 million of deposits made to the sellers by the Company and the execution by the Company on May 1, 2006 of agreements with affiliates of DS Audible LLC described above, the sellers waived until July 31, 2006 their rights to terminate the WBNG Purchase and Sale Agreement. On March 8, 2006, the application seeking consent to assign the WBNG-TV license to the Company’s subsidiary was granted by the Federal Communications Commission (“FCC”).

Note 2 – Summary of Significant Accounting Policies

Interim Financial Statements

The accompanying unaudited consolidated financial statements include the accounts of the Company and have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. For further information, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2005, which were included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. In the opinion of management, all adjustments of a normal recurring nature, which are necessary for a fair presentation of the results for the interim periods, have been made.

Principles of Consolidation

The accompanying unaudited  financial statements include the accounts of Granite Broadcasting Corporation, its wholly owned subsidiaries and the accounts of independently-owned Malara Broadcast Group where it has been determined that the Company is the primary beneficiary of a variable interest entity in accordance with Interpretation 46. All intercompany account balances and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

Discontinued Operations

In accordance with the provisions of Statement of Financial Accounting Standards No. 144 (“Statement 144”), Accounting for the Impairment or Disposal of Long-Lived Assets, the operating results of KBWB-TV, San Francisco, California and WDWB-TV, Detroit, Michigan are not included in our consolidated results from continuing operations for the periods ended March 31, 2006 and 2005 since the asset sale agreements for KBWB-TV, San Francisco, California and WDWB-TV, Detroit, Michigan, each meet the criteria for a qualifying plan of sale. The Company is committed to a plan to sell these assets, the assets are available for immediate sale, and the Company is actively seeking buyers and marketing these assets and believes that the sales of the assets is probable at prices that are reasonable in relation to their current fair value. The assets and liabilities being disposed of have been classified as “held for sale” on the accompanying balance sheets and their operations have been recorded as discontinued operations. Discontinued operations have not been segregated in the consolidated statement of cash flows and, therefore, amounts for certain captions will not agree with the accompanying consolidated balance sheets and statements of operations. Their financial position and results of operations have been reclassified accordingly for all periods presented. (See Note 7 for further details.)

Reclassification

Certain balances in the prior period have been reclassified to conform to the current period’s presentation.

Restricted Cash Equivalents

On February 10, 2006, in accordance with the terms of the Malara Broadcast Group’s Senior Credit Facility, the letter of credit issued in March 2005 (see Note 6) to support the $23.5 million Tranche A Term Loan was drawn upon in satisfaction of Malara Broadcast Group’s obligations to such lenders Loans under the Malara Tranche A Term Loan following non-renewal of the letter of credit. The Company paid its reimbursement obligation to the letter of credit issuer on February 10, 2006, using U.S. government securities that had been pledged in support of such obligation.

Cash Equivalents and Investments in Marketable Securities

All highly liquid investments with a maturity of ninety days or less from the date of purchase are considered cash equivalents. Marketable securities, if applicable, are classified as available-for-sale in accordance with the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Marketable securities are carried at fair market value based on current market quotes. Any unrealized gains and losses are reported in stockholders’ equity as a separate component of other comprehensive income / (loss) until realized. Gains and losses on securities sold are based on the specific identification method. The Company does not hold securities for speculative or trading purposes. At March 31, 2006 the Company did not have any marketable securities.

Property and Equipment

Property and equipment are recorded at cost and depreciated on a straight-line basis over their estimated useful lives, by asset classifications, ranging from a period of 3 to 40 years. Maintenance and repairs are charged to operations as incurred.

Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for employee stock option plans based on the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, and related Interpretations and had adopted the disclosure requirements of Statement of Financial Accounting Standards No.123, Accounting for Stock-Based Compensation or Statement 123 as amended by Statement of Financial Accounting Standards No.148, Accounting for Stock-Based Compensation-Transition and Disclosure. Accordingly, compensation cost for stock options was measured as the excess, if any, of the quoted market price of the Company’s stock at the grant date over the amount an employee must pay to acquire the stock. The Company granted stock options with exercise prices equal to the market price of the underlying stock on the date of grant, therefore, the Company did not record stock-based compensation expense under APB 25.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123(R), Share-Based Payments or Statement 123(R) to require that compensation cost relating to share-based payment arrangements be recognized in the financial statements.

Effective January 1, 2006, the Company adopted Statement 123(R) using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest but that are unvested at the date of adoption. Under this method, previously reported amounts are not restated. The fair value of stock options were determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for stock options in footnote disclosures required under Statement 123. Such fair value is recognized as expense over the service period, net of estimated forfeitures. The adoption of Statement 123(R) resulted in no cumulative change in accounting as of the date of adoption.

The weighted average fair value of options outstanding during the three months ended March 31, 2006 was $1.39. These options vest over a period of one to three years. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following range of assumptions: risk-free interest rates of 2.93% to 3.19%, volatility factor of the expected market price of the Company’s Common Stock of 0.59 – 1.03, assumed dividend yield of 0%, and a weighted-average expected life of the option of 5 years.

For the three months ended March 31, 2006, stock option compensation expense of approximately $17,000 was charged to non-cash compensation expense for unvested options granted prior to December 31, 2005. As of March 31, 2006, there was $112,000 of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.9 years.

In April 1993, the Company adopted a Management Stock Plan. Under the Management Stock Plan, the Company may select eligible officers, other key employees and non-employee directors of the Company and its subsidiaries to receive a discretionary bonus of Common Stock (non-voting) based upon position, responsibilities, contributions and value to the Company and such other factors. The Company measures compensation expense for awards granted under the Management Stock Plan at fair value on the date of the grant and recognizes compensation expense over the related service period. The fair value of awards granted under the Management Stock Plan is determined based on the number of shares granted and the quoted price of the Company’s common stock on the date of grant. The Company reserved 2,500,000 shares of common stock (non-voting) for issuance under the Management Stock Plan. As of March 31, 2006, the Company had issued a total of 2,035,425 shares of Common Stock (non-voting) under the Management Stock Plan, of which 1,958,925 had vested.

For the three months ended March 31, 2006, Management Stock Plan compensation expense of approximately $15,000 was charged to non-cash compensation expense for grants under the Management Stock Plan. As of March 31, 2006, there was $125,000 of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested awards, which is expected to be recognized over a weighted-average period of 2 years.

The following table illustrates the effect on net income and net income per share for the three months ended March 31, 2005 as if the Company had consistently measured the compensation cost for the Company’s stock option programs under the fair value method adopted on January 1, 2006:

March 31,
2005
(unaudited)

Net loss attributable to common shareholders, as reported	$(19,493,789)
Add: pro forma compensation expense	104,000
Less: compensation expense, as reported	(9,500)
Pro forma net loss attributable to common shareholders	$(19,588,289)

Basic and diluted net loss per share, as reported	$(1.00)
Pro forma basic and diluted net loss per share	$(1.00)

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

On March 8, 2005, the Company entered into a strategic arrangement with Malara Broadcast Group, under which the Company provides advertising sales, promotion and administrative services, and selected programming to WPTA-TV and KDLH-TV in return for certain fees that will be paid by Malara Broadcast Group to the Company. The fees payable to the Company will be paid after current debt service as well as certain other expenses Malara Broadcast Group incurs directly are satisfied. During the three months ended March 31, 2006, Malara Broadcast Group paid the Company approximately $722,000 under the strategic arrangements between the companies. As of March 31, 2006, the total amount owed to the Company from Malara Broadcast Group totaled approximately $18,812,000.

Malara Broadcast Group financed its acquisition of WPTA-TV and KDLH-TV with the proceeds of the Malara Broadcast Group Senior Credit Facility (see Note 6).

The Company does not own Malara Broadcast Group or its television stations. However, as a result of the Company’s guarantee of the obligations incurred under Malara Broadcast Group’s senior secured credit facility with respect to the Tranche B Term Loan and the revolving loan and due to its arrangements under the local service agreements and put or call option agreements, under Interpretation 46, the Company is required to consolidate Malara Broadcast Group’s financial position, results of operations and cash flows. In addition, in accordance with the provisions of Interpretation 46, the Company did not account for the sale of the assets of WPTA-TV and no gain there from was recognized in the consolidated statements of operations. Additionally, the Company did not apply the provisions of purchase accounting to Malara Broadcast Group’s acquisition of WPTA-TV.

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

WISE

On March 8, 2005, the Company acquired the stock of WISE-TV from New Vision Group, LLC for $43.5 million plus approximately $2,900,000 of transactions costs. The acquisition was accounted for under the purchase method of accounting and accordingly, the purchase price was allocated to liabilities acquired based on their estimated fair value on the acquisition date.

The following table summarizes the allocation of the purchase price of WISE-TV on March 8, 2005. The Company obtained a valuation of certain acquired tangible and intangible assets and have finalized the allocations below to reflect such valuations. In addition, net liabilities assumed have been finalized to reflect all adjustments identified during the year of acquisition.

Value at
March 8, 2005
Purchase Price	$46,440,000
Net Liabilities Assumed	1,038,000
FCC License (indefinite lived)	(5,248,000)
Network Affiliation (estimated useful life, 25 years)	(14,088,000)
Goodwill (indefinite lived)	$28,142,000

KDLH

On March 8, 2005, Malara Broadcast Group acquired substantially all of the assets of KDLH-TV from New Vision Group, LLC for $9.5 million plus approximately $360,000 of transactions costs. The acquisition was accounted for under the purchase method of accounting and accordingly, the purchase price was allocated to assets acquired based on their estimated fair value on the acquisition date.

The following table summarizes the allocation of the purchase price of KDLH-TV acquired on March 8, 2005. Malara Broadcast Group obtained a valuation of certain acquired tangible and intangible assets and have finalized the allocations below to reflect such valuations. In addition, net assets acquired have been finalized to reflect all adjustments identified during the year of acquisition.

Value at
March 8, 2005
Purchase Price	$9,864,000
Net Assets Acquired	(5,086,000)
FCC License (indefinite lived)	(1,459,000)
Network Affiliation (estimated useful life, 25 years)	(612,000)
Goodwill (indefinite lived)	$2,707,000

The following unaudited pro forma information from continuing operations for the three months ended March 31, 2006 and 2005 has been presented as if the Company’s acquisition of WISE-TV and Malara Broadcast Group’s acquisition of KDLH-TV had occurred on January 1, of each year:

	Three Months Ended March 31,
	2006	2005
	Actual	Pro Forma
Net Revenues	$21,006,000	$19,672,000
Operating Expenses	20,801,000	21,875,000
Income (loss) from Operations	205,000	(2,203,000)
Other Expenses	18,774,000	18,058,000
Loss before taxes	(18,569,000)	(20,261,000)
Benefit for income taxes	(142,000)	(179,000)
Loss from continuing operations	$(18,427,000)	$(20,082,000)

Basic and diluted loss per share from continuing operations	$(0.93)	$(1.03)

Weighted average common shares outstanding	19,694,985	19,501,042

The selected unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of results of operations in the future periods or results that would have been achieved had the Company’s acquisition of WISE-TV and Malara Broadcast Group’s acquisition of KDLH-TV occurred during the specified periods.

Note 4 – Related Parties

In February 2003, the Compensation Committee recommended, and the Board of Directors approved, an incentive award of $3,286,065 to each of Mr. Cornwell and Mr. Beck to be paid, subject to vesting terms, only upon the occurrence of the refinancing with a maturity of at least two years, of the senior debt due April 15, 2004. On December 22, 2003, the Company issued $405 million aggregate principal amount of 9 3/4 % Senior Secured Notes, the proceeds of which were used by the Company in part to repay all outstanding borrowings (plus accrued interest) under the Company’s then outstanding senior credit agreement, which satisfied the performance objective of the awards. Mr. Cornwell’s award, which vested in one-third tranches over three years from the refinancing date, was to be used to repay in full his outstanding loan from the Company of $3,286,065 due January 25, 2006. Mr. Cornwell irrevocably elected to defer payment of the first two tranches under his performance award until January 25, 2006 when his loan was due. On March 1, 2005, the Board of Directors approved the acceleration of payment of the third tranche of Mr. Cornwell’s award to January 25, 2006. The Company’s Management Stock Plan, pursuant to which the performance award was granted, permits the compensation Committee, in its sole discretion, to require as a condition to payment of an award, that the award recipient pay to the Company the amount of any taxes that the Company is required to withhold. The Compensation Committee has so elected to require Mr. Cornwell to pay to the Company the applicable withholding taxes with respect to the performance award. Mr. Cornwell has informed the Company that he is presently unable to do so, since the full amount of the performance award must be used to satisfy his outstanding loan from the Company. In light of the forgoing, the Company has neither paid the performance award to Mr. Cornwell nor offset the amount of the award in repayment of the loan, which loan remains due and payable.

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

In addition, the Company modified the terms of Mr. Beck’s outstanding stock option awards to allow his options to continue to vest and have the right to exercise his options until the earlier of (i) the later of January 2, 2007 and 30 days after the last day of Mr. Beck’s continuous service on the Company’s Board of Directors and (ii) the fixed date on which each stock option award was initially set to expire.

During the fourth quarter of 2004 and pursuant to the separation agreement, Mr. Beck exchanged 80,250 shares of the Company’s Class A Voting Common Stock, par value $0.01 per share, for 80,250 shares of the Company’s Class B Non-Voting Common Stock, par value $0.01 per share.

Note 5 – Restructuring and Severance Charges

Restructuring Charges

During the three months ended March 31, 2006, the Company recorded a $34,000 restructuring charge related to stay-bonuses awarded to transitional employees at its Duluth, Minnesota television stations. As of March 31, 2006, the Company completed the separation payments related to the corporate restructuring charges recorded in 2004, and reduced its accrual by approximately $20,000 to adjust for payments of benefits and amounts originally accrued for.

During 2005 and 2004, the Company recorded restructuring charges in the aggregate totaling $2,474,000. Of the total $2,474,000, approximately $1,406,000 related to severance and other benefits, associated with the departure of Stuart J. Beck (see Note 4, Related Parties) and administrative support staff at the corporate office which were paid over an eighteen month period from date of separation in September 2004 through March 2006. As of March 31, 2006, the remaining restructuring charges related to employee separations, which included severance, other benefits and stay-bonuses awarded to transitional employees at its Duluth, Minnesota and Fort Wayne, Indiana television stations. The Company anticipates minimal restructuring charges in future periods relating to stay-bonuses awarded to transitional employees of both its Duluth, Minnesota and Fort Wayne, Indiana television stations upon separation.

At March 31, 2006, the accruals for restructuring activities were included in “other accrued liabilities” on the consolidated balance sheets and the related expense for the charge at the television stations are included in “selling, general and administrative expenses” on the consolidated statement of operations. These costs were recognized in accordance with the provisions of Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

Acquisition Charges

During 2005, the Company accrued $627,000 related to employee separations, which included severance and other benefits as part of the Company’s purchase accounting. These accrued costs were a result of employees not retained by the Company subsequent to its acquisition of its Fort Wayne, Indiana television station, which included operational through management employees.

At March 31, 2006, the accruals for acquisition activities of the television station were included in “other accrued liabilities” on the consolidated balance sheets. These charges were recognized in accordance with the provisions of Emerging Issues Task Force Issue No. 95-3 Recognition of Liabilities in Connection with a Purchase Business Combination.

The following is a reconciliation of the aggregate liability recorded for restructuring and acquisition charges as of March 31, 2006:

	Reconciliation of Aggregate Liability Recorded for Restructuring and Acquisition Charges
	Three Months Ended March 31, 2006
	December 31, 2005	Provision	Payments	March 31, 2006
Television stations	$81,000	$34,000	$65,000	$50,000
Corporate	192,000	(20,000)	172,000	—

Total	$273,000	$14,000	$237,000	$50,000

The liability for the restructuring and acquisition charges will be paid in accordance with the provisions of the severance agreements and payments are expected to be completed at various times through 2006.

Note 6 – Debt

Current portion of long-term debt consists of the following:

	March 31, 2006	December 31, 2005
Malara Broadcast Group Senior Credit Facility	$3,162,000	$25,844,000

Total	$3,162,000	$25,844,000

Long-term debt consists of the following:

	March 31, 2006	December 31, 2005
9 3/4% Senior Secured Notes, due 2010, net of discount of $3,327,827 at March 31, 2006 and $3,504,002 at December 31, 2005	$401,672,000	$401,496,000
Malara Broadcast Group Senior Credit Facility, less current portion	26,599,000	27,375,000

Total	$428,271,000	$428,871,000

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

Malara Broadcast Group’s Senior Credit Facility

Malara Broadcast Group financed its acquisition of WPTA-TV and KDLH-TV in March 2005 with the proceeds of the Malara Broadcast Group Senior Credit Facility, consisting of two terms loans totaling $48.5 million and a revolving loan of $5 million. The $23.5 million Malara Broadcast Group Tranche A Term Loan, which was secured by a letter of credit, was repaid on February 10, 2006. To secure the reimbursement obligations in the event of a draw on the letter of credit, pursuant to the terms and conditions of an Application and Agreement for Standby Letter of Credit, the Company had pledged $25 million of U.S. Government Securities. To the extent that principal payments were made on the Tranche A Term Loan, the letter of credit was to be proportionately reduced and the Company was to be permitted to proportionately reduce the amount of the pledged U.S. Government Securities.  The $25 million Malara Broadcast Group Term Loan B and the $5 million revolving loan are secured by the assets of WPTA-TV and KDLH-TV, and guaranteed on an unsecured basis by the Company pursuant to a guaranty agreement (the “Granite Guaranty”).

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

Malara Broadcast Group was required to make monthly principal payments on the Tranche A Term Loan and the Revolving Loan equal to the product of (i) the Repayment Percentage (which is 25% unless there is an Event of Default or the Consolidated Loan to Stick Value is less than 70%, in which case the Repayment Percentage is 100%) and (ii) the Consolidated Excess Free Cash Flow for the month preceding the month in which such installment is due, as such terms are defined in the Malara Broadcast Group Senior Credit Facility.  All such payments would have been applied first to repay the outstanding Revolving Loan to the full extent thereof (without a corresponding reduction in the Revolving Loan Commitment Amount) and second to repay the outstanding Tranche A Term Loan to the full extent thereof; provided that, if the Repayment Percentage for such monthly installment is 100%, the excess 75% of such monthly installment shall be applied first to repay the outstanding Revolving Loan to the full extent thereof and second to repay the outstanding Tranche B Term Loan to the full extent thereof. For the three months ended March 31, 2006, the total principal payments made on the Revolving Loan approximated $184,000 and total principal payments made to date approximated $1,205,000.

On February 10, 2006, in accordance with the terms of the Malara Broadcast Group Senior Credit Facility, the letter of credit issued in March 2005 to support the $23.5 million Tranche A Term Loan was drawn upon in satisfaction of Malara Broadcast Group’s obligations to such lenders under the Malara Tranche A Term Loan following non-renewal of the letter of credit. The Company paid the reimbursement obligation to the letter of credit issuer on February 10, 2006, using U.S. government securities which had been pledged in support of such obligation.

Under a Reimbursement Agreement dated as of March 8, 2005 (the “Reimbursement Agreement”) among the Company, Malara Broadcast Group and certain of Malara Broadcast Group’s subsidiaries (together with Malara, the “Malara Borrowers”), the Malara Borrowers agreed to repay the Company any amounts drawn on the letter of credit plus interest at a rate of 8% per annum.  The Company reduced the $23.5 million owed from Malara Broadcast Group under the Reimbursement Agreement by approximately $6.9 million to $16.6 million.

Note 7 – Discontinued Operations

In accordance with the provisions of Statement No. 144, the operating results of KBWB-TV, San Francisco, California and WDWB-TV, Detroit, Michigan are reported as discontinued operations in the accompanying consolidated balance sheets and statements of operations. The respective assets and liabilities being disposed of have been classified as “held for sale” on the accompanying balance sheets presented, and their operations have been recorded as discontinued operations. Discontinued operations have not been segregated in the consolidated statement of cash flows and, therefore, amounts for certain captions will not agree with the accompanying consolidated balance sheets and statements of operations.

Agreements to sell KBWB and WDWB

On September 8, 2005, the Company had entered into a definitive agreement to sell substantially all of the assets of KBWB-TV, the WB affiliate serving the San Francisco, California television market, to the AM Broadcasting KBWB, Inc. In addition, on September 8, 2005, the Company had entered into a definitive agreement to sell substantially all of the assets of WDWB-TV, the WB affiliate serving the Detroit Michigan television market, to the AM Broadcasting WDWB, Inc.

On May 1, 2006, the Company terminated such agreements and entered into new separate definitive agreements to sell its two WB affiliates, KBWB-TV serving San Francisco, California and WDWB-TV serving Detroit, Michigan to affiliates of DS Audible, LLC. The agreements contain covenants by the Company not to compete in the San Francisco, California and Detroit, Michigan markets for a period of five years. The consideration to be received by the Company for the sale of the assets of KBWB-TV is $55,000,000, before closing and other adjustments, which is payable in cash.  The consideration to be received by the Company for the sale of the assets of WDWB-TV is $75,000,000, before closing and other adjustments which is payable in cash. In addition, the consideration for each covenant not to compete in the San Francisco and Detroit markets is $10 million, respectively. As of March 31, 2006 the aggregate assets held for sale totaled $114,519,000 and the aggregate liabilities held for sale totaled $34,346,000.

Cash related to discontinued operations, which the Company will retain the rights to, is included in cash and cash equivalents in the accompanying consolidated balance sheets for all periods presented. Cash and cash equivalents totaled $505,000 and $520,000 as of March 31, 2006 and December 31, 2005, respectively and is included in the Company’s consolidated balance sheets. Accounts receivable related to discontinued operations, which the Company will retain the rights to and collect, is included in accounts receivable, net of allowance for doubtful accounts, in the accompanying consolidated balance sheets for all periods presented. Such amounts totaled $5,839,000 (net of allowance of $176,000) as of March 31, 2006 and $5,464,000 (net of allowance of $222,000) as of December 31, 2005 and are included in the Company’s consolidated balance sheets. Net income from discontinued operations totaled $2,808,000 for the three months ended March 31, 2006 and the net loss from discontinued operations totaled $918,000 for the three months ended March 31, 2005. Net revenues from discontinued operations were $8,270,000 and $7,916,000 for the three months ended March 31, 2006 and 2005, respectively.

Summarized financial data for assets and liabilities held for sale are as follows:

	Balance Sheet Data
	March 31, 2006	December 31, 2005
Film contract rights	$5,587,000	$6,967,000
Property and equipment, net	7,981,000	7,883,000
Intangible and other assets	100,951,000	101,333,000
Total assets held for sale	$114,519,000	$116,183,000

Film contract rights payable	$30,168,000	$32,292,000
Accrued and other liabilities	4,178,000	4,639,000
Total liabilities held for sale	$34,346,000	$36,931,000

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

BALANCE SHEET

March 31, 2006

	Granite Broadcasting Corporation	Malara Broadcast Group	Eliminations	Consolidated Company

Assets

Current assets:
Cash and cash equivalents	$8,393,853	$2,783,031	$—	$11,176,884
Accounts receivable, net	17,825,003	2,475,323	—	20,300,326
Other current assets	24,308,254	590,883	(16,606,272)	8,292,865
Assets held for sale	114,519,400	—	—	114,519,400
Due from consolidated entity	18,760,835	7,046	(18,767,881)	—

Total current assets	183,807,345	5,856,283	(35,374,153)	154,289,475

Property and equipment, net	31,521,669	9,373,794	—	40,895,463
Other non current assets	14,083,281	1,223,230	(3,646,668)	11,659,843
Intangibles, net	152,439,643	44,222,596	(27,731,100)	168,931,139

Total assets	$381,851,938	$60,675,903	$(66,751,921)	$375,775,920

Liabilities and stockholders’ deficit

Current liabilities:
Accounts payable and other accrued liabilities	$17,607,678	$313,871	$—	$17,921,549
Current portion of long-term debt	—	19,768,272	(16,606,272)	3,162,000
Other current liabilities	10,524,596	696,808	—	11,221,404
Liabilities held for sale	34,346,438	—	—	34,346,438
Due to consolidated entity	7,046	18,760,835	(18,767,881)	—

Total current liabilities	62,485,758	39,539,786	(35,374,153)	66,651,391

Long-term debt, less current portion	401,672,173	26,599,112	—	428,271,285
Other non current liabilities	25,802,772	3,891,020	(3,646,668)	26,047,124
Redeemable preferred stock	199,279,956	—	—	199,279,956
Accrued dividends on redeemable preferred stock	102,191,378	—	—	102,191,378

Stockholders’ deficit:
Common stock	197,561	—	—	197,561
Additional paid-in capital	423,927	—	—	423,927
Accumulated deficit	(409,325,912)	(9,354,015)	(27,731,100)	(446,411,027)
Treasury stock, at cost	(875,675)	—	—	(875,675)
Total stockholders’ deficit	(409,580,099)	(9,354,015)	(27,731,100)	(446,665,214)
Total liabilities and stockholders’ deficit	$381,851,938	$60,675,903	$(66,751,921)	$375,775,920

BALANCE SHEET

December 31, 2005

	Granite Broadcasting Corporation	Malara Broadcast Group	Eliminations	Consolidated Company

Assets

Current assets:
Cash and cash equivalents	$6,803,511	$1,825,533	$—	$8,629,044
Accounts receivable, net	19,373,183	3,015,363	—	22,388,546
Other current assets	8,359,472	837,466	—	9,196,938
Restricted cash equivalents	24,997,500	—	—	24,997,500
Assets held for sale	116,183,354	—	—	116,183,354
Due from consolidated entity	14,773,036	10,864	(14,783,900)	—

Total current assets	190,490,056	5,689,226	(14,783,900)	181,395,382

Property and equipment, net	32,348,927	9,342,340	—	41,691,267
Other non current assets	14,903,268	1,312,134	(3,646,668)	12,568,734
Intangibles, net	153,171,696	44,740,731	(27,731,100)	170,181,327

Total assets	$390,913,947	$61,084,431	$(46,161,668)	$405,836,710

Liabilities and stockholders’ deficit

Current liabilities:
Accounts payable and other accrued liabilities	$11,222,811	$608,036	$—	$11,830,847
Current portion of long-term debt	—	25,844,000	—	25,844,000
Other current liabilities	8,573,826	1,110,674	—	9,684,500
Liabilities held for sale	36,930,893	—	—	36,930,893
Due to consolidated entity	10,864	14,773,036	(14,783,900)	—

Total current liabilities	56,738,394	42,335,746	(14,783,900)	84,290,240

Long-term debt, less current portion	401,495,998	27,375,458	—	428,871,456
Other non current liabilities	28,483,877	3,921,019	(3,646,668)	28,758,228
Redeemable preferred stock	199,191,138	—	—	199,191,138
Accrued dividends on redeemable preferred stock	95,804,417	—	—	95,804,417

Stockholders’ deficit:
Common stock	195,783	—	—	195,783
Additional paid-in capital	393,701	—	—	393,701
Accumulated deficit	(390,513,206)	(12,547,792)	(27,731,100)	(430,792,098)
Unearned compensation	(480)	—	—	(480)
Treasury stock, at cost	(875,675)	—	—	(875,675)
Total stockholders’ deficit	(390,799,877)	(12,547,792)	(27,731,100)	(431,078,769)
Total liabilities and stockholders’ deficit	$390,913,947	$61,084,431	$(46,161,668)	$405,836,710

STATEMENT OF OPERATIONS

For the three months ended March 31, 2006

	Granite Broadcasting Corporation	Malara Broadcast Group	Eliminations	Consolidated Company

Net revenues	$21,168,241	$3,608,163	$(3,770,584)	$21,005,820

Station operating expenses:
Direct operating expenses (exclusive of depreciation and amortization expenses shown separately below)	8,293,080	1,510,894	(1,111,909)	8,692,065
Selling, general and administrative expenses (exclusive of depreciation and amortization expenses shown separately below)	6,206,661	2,904,306	(2,658,675)	6,452,292
Corporate expense (exclusive of corporate reorganization expense and depreciation expense shown separately below)	2,847,802	—		2,847,802
Corporate reorganization expense	219,818	—		219,818
Depreciation and amortization	1,776,547	673,037		2,449,584
Performance award expense	88,831	—		88,831
Non-cash compensation expense	50,157	—		50,157

Operating income (loss)	1,685,345	(1,480,074)		205,271

Other expenses (income):
Interest expense	9,852,856	1,224,746		11,077,602
Interest income	(317,575)	—		(317,575)
Non-cash interest expense	1,555,387	75,094		1,630,481
Non-cash preferred stock dividend	6,386,961	—		6,386,961
Loss (gain) on extinguishments of debt	6,893,728	(6,893,728)		—
Other	(923,395)	920,037		(3,358)

(Loss) income from continuing operations before income taxes	(21,762,617)	3,193,777		(18,568,840)
Benefit for income taxes	(141,579)	—		(141,579)

(Loss) income from continuing operations	(21,621,038)	3,193,777		(18,427,261)
Discontinued operations:
Income from discontinued operations, net of taxes	2,808,332	—		2,808,332

Net (loss) income	$(18,812,706)	$3,193,777		$(15,618,929)

Basic and diluted loss per share from continuing operations	$(1.10)			$(0.93)
Basic and diluted income per share from discontinued operations	0.14			0.14
Basic and diluted net loss per share	$(0.96)			$(0.79)

Weighted average common shares outstanding	19,694,985			19,694,985

STATEMENT OF OPERATIONS

For the three months ended March 31, 2005

	Granite Broadcasting Corporation	Malara Broadcast Group	Eliminations	Consolidated Company

Net revenues	$17,937,980	$1,053,236	$(1,170,086)	$17,821,130

Station operating expenses:
Direct operating expenses (exclusive of depreciation and amortization expenses shown separately below)	8,356,638	461,685	(337,746)	8,480,577
Selling, general and administrative expenses (exclusive of depreciation and amortization expenses shown separately below)	5,599,206	898,467	(832,340)	5,665,333
Corporate expense (exclusive of depreciation expense shown separately below)	2,697,899	—		2,697,899
Depreciation and amortization	2,116,514	65,779		2,182,293
Performance award expense	319,797	—		319,797
Non-cash compensation expense	94,593	—		94,593

Operating income (loss)	(1,246,667)	(372,695)		(1,619,362)

Other expenses (income):
Interest expense	9,872,570	317,583		10,190,153
Interest income	(448,754)	—		(448,754)
Non-cash interest expense	907,859	17,181		925,040
Non-cash preferred stock dividend	6,386,961	—		6,386,961
Other	(267,900)	349,606		81,706

Loss from continuing operations before income taxes	(17,697,403)	(1,057,065)		(18,754,468)
Benefit for income taxes	(178,744)	—		(178,744)

Loss from continuing operations	(17,518,659)	(1,057,065)		(18,575,724)
Discontinued operations:
Loss from discontinued operations, net of taxes	(918,065)	—		(918,065)

Net loss	$(18,436,724)	$(1,057,065)		$(19,493,789)

Basic and diluted loss per share from continuing operations	$(0.90)			$(0.95)
Basic and diluted loss per share from discontinued operations	(0.05)			(0.05)
Basic and diluted net loss per share	$(0.95)			$(1.00)

Weighted average common shares outstanding	19,501,042			19,501,042

STATEMENT OF CASH FLOWS

For the three months ended March 31, 2006

	Granite Broadcasting Corporation	Malara Broadcast Group	Eliminations	Consolidated Company

Cash flows provided by (used in) operating activities	$115,390	$24,795,142	$(23,458,346)	$1,452,186

Cash flows from investing activities:
Sales of U.S. Government Securities	25,315,677	—	—	25,315,677
Capital expenditures	(290,088)	(195,174)	—	(485,262)
Net cash provided by (used in) investing activities	25,025,589	(195,174)	—	24,830,415

Cash flows from financing activities:
Payment of senior credit facility	(23,550,637)	(23,642,470)	23,458,346	(23,734,761)
Net cash (used in) provided by financing activities	(23,550,637)	(23,642,470)	23,458,346	(23,734,761)

Net increase in cash and cash equivalents	1,590,342	957,498		2,547,840
Cash and cash equivalents, beginning of period	6,803,511	1,825,533		8,629,044
Cash and cash equivalents, end of period	$8,393,853	$2,783,031		$11,176,884

Supplemental information:
Cash paid for interest	$—	$973,787		$973,787
Cash paid for income taxes	130,000	—		130,000
Non-cash capital expenditures	—	37,533		37,533

STATEMENT OF CASH FLOWS

For the three months ended March 31, 2005

	Granite Broadcasting Corporation	Malara Broadcast Group	Eliminations	Consolidated Company

Cash flows provided by (used in) operating activities	$3,275,586	$237,927	$(31,716)	$3,481,797

Cash flows from investing activities:
Sales (purchase) of marketable securities and other investments	3,115,062	—	—	3,115,062
Proceeds from sale of assets	45,417,485		(45,417,485)	—
Payment for acquisition of assets	(45,648,922)	(55,288,059)	45,449,201	(55,487,780)
Proceeds (payments) from option agreements	(3,646,668)	3,646,668	—	—
Purchase of U.S. Government Securities	(24,997,500)	—	—	(24,997,500)
Capital expenditures	(276,296)	—	—	(276,296)
Net cash used in investing activities	(26,036,839)	(51,641,391)	31,716	(77,646,514)

Cash flows from financing activities:
Proceeds from senior credit facility	—	53,500,000		53,500,000
Payment of deferred financing fees	(864,401)	(1,378,000)		(2,242,401)
Net cash (used in) provided by financing activities	(864,401)	52,122,000		51,257,599

Net (decrease) increase in cash and cash equivalents	(23,625,654)	718,536		(22,907,118)
Cash and cash equivalents, beginning of period	60,858,710	—		60,858,710
Cash and cash equivalents, end of period	$37,233,056	$718,536		$37,951,592

Supplemental information:
Cash paid for interest	$—	$260,082		$260,082
Cash paid for income taxes	19,000	—		19,000
Non-cash capital expenditures	51,027	—		51,027

Note 9 – Intangibles

Intangibles

Intangible assets are summarized as follows:

	March 31, 2006	December 31, 2005
	Unaudited

Goodwill	$73,591,000	$74,088,000
Network affiliations	94,292,000	94,292,000
Broadcast licenses	53,514,000	53,514,000
	221,397,000	221,894,000
Accumulated amortization	(52,466,000)	(51,713,000)

Net intangible assets	$168,931,000	$170,181,000

The Company amortizes its network affiliation agreements for which it does not make contractual payments using an estimated useful life of 25 years and amortizes its network affiliation agreements for which it makes contractual payments over the life of the contract.  The Company recorded amortization expense from continuing operations of $753,000 and $719,000 for the three months ended March 31, 2006 and 2005, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the unaudited consolidated financial statements and notes thereto in this Quarterly Report and the audited financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-K for the year ended December 31, 2005. It includes the following sections:

•                  Executive Summary

•                  Recent Developments

•                  Critical Accounting Policies and Estimates

•                  Results of Operations

•                  Liquidity and Capital Resources

Executive Summary

We own and operate eight network affiliated television stations in geographically diverse markets reaching over 6% of the nation’s television households and have shared services agreements and advertising representation agreements (which we generally refer to as local service agreements) to provide advertising, sales, promotion and administrative services, and selected programming to two additional stations owned by Malara Broadcast Group and one additional station owned by Four Seasons Broadcast Company.  As of March 31, 2006, four of our stations are affiliated with NBC, one of our stations is affiliated with ABC and one of our stations is affiliated with CBS, our Big Three Affiliates, and two of our stations are affiliated with the Warner Bros Television Network, our WB Affiliates.  The NBC affiliates are KSEE-TV, Fresno-Visalia, California, WEEK-TV, Peoria-Bloomington, Illinois, KBJR-TV, Duluth, Minnesota - Superior, Wisconsin and WISE-TV, Fort Wayne, Indiana.  The ABC affiliate is WKBW-TV, Buffalo, New York. The CBS affiliate is WTVH-TV, Syracuse, New York.  The WB affiliates are KBWB-TV, San Francisco, California and WDWB-TV, Detroit, Michigan. The two Malara Broadcast Group-owned stations to which we provide services and selected programming are WPTA-TV, the ABC affiliate serving Fort Wayne, Indiana and KDLH-TV, the CBS affiliate serving Duluth, Minnesota - Superior, Wisconsin.  The Four Seasons Broadcast Company-owned station to which we provide services is WAOE-TV, the UPN affiliate serving Peoria-Bloomington, Illinois.

Malara Broadcast Group is owned by an independent third party who owns and operates two television stations as of March 31, 2006. We do not own Malara Broadcast Group or its television stations. In order for both us and Malara Broadcast Group to continue to comply with FCC regulations, Malara Broadcast Group must maintain complete responsibility for and control over programming, finances, personnel and operations of its television stations.  However, as a result of our guarantee of the obligations incurred under Malara Broadcast Group’s senior secured credit facility and the revolving loan, arrangements under the local service agreements and put or call option agreements, under United States generally accepted accounting principles (“U.S. GAAP”), specifically, Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities (“Interpretation 46”), we are required to consolidate Malara Broadcast Group’s financial position, results of operations and statement of cash flows in our consolidated results. In addition, in accordance with the provisions of Interpretation 46, the Company did not account for the sale of the assets of WPTA-TV and no gain there from was recognized in the consolidated statements of operations.  In addition, we did not apply the provisions of purchase accounting to Malara Broadcast Group’s acquisition of WPTA-TV. Four Seasons Broadcast Company is owned by an independent third party. We do not own Four Seasons Broadcast Company or its television stations, and pursuant to Interpretation 46, we are not deemed to be the primary beneficiary of Four Seasons Broadcast Company and therefore, we have not consolidated their results.

On September 8, 2005, we entered into a definitive agreement to sell substantially all of the assets of KBWB-TV, the WB affiliate serving the San Francisco, California television market, to AM Broadcasting KBWB, Inc. On September 8, 2005, we entered into a definitive agreement to sell substantially all of the assets of WDWB-TV, the WB affiliate serving the Detroit Michigan television market, to AM Broadcasting WDWB, Inc.

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

We believe that inflation has not had a material impact on our results of operations for the three months ended March 31, 2006.  However, there can be no assurance that future inflation would not have an adverse impact on our operating results and financial condition.

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

First Quarter Highlights

•                  On January 13, 2006, we and certain of our subsidiaries entered into a definitive agreement with Television Station Group Holdings, LLC and certain of its subsidiaries to purchase substantially all of the assets of WBNG-TV, Channel 12, the CBS-affiliated television station serving Binghamton and Elmira, New York, for $45 million in cash, subject to closing adjustments.  (the “WBNG Purchase and Sale Agreement”).  Since February 8, 2006, the sellers have had a right to terminate the WBNG Purchase and Sale Agreement because the sales of two stations affiliated with the WB Network were not completed as of such date. However, in conjunction with the payment of an aggregate of $2.25 million of deposits made to the sellers by us and the execution by us on May 1, 2006 of agreements with affiliates of DS Audible LLC described below, the sellers waived until July 31, 2006 their rights to terminate the WBNG Purchase and Sale Agreement. On March 8, 2006, the application seeking consent to assign the WBNG-TV license to our subsidiary was granted by the Federal Communications Commission (“FCC”).

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

Recent Developments

•                  On May 1, 2006, we terminated our agreements with AM Broadcasting KBWB, Inc and AM Broadcasting WDWB, Inc. for the sale of KBWB-TV and WDWB-TV, respectively.

•                  On May 1, 2006, we entered into new separate definitive agreements to sell our two WB affiliates, KBWB-TV serving San Francisco, California and WDWB-TV serving Detroit, Michigan to affiliates of DS Audible, LLC. The agreements contain covenants by us not to compete in the San Francisco, California and Detroit, Michigan markets for a period of five years. The consideration to be received by us for the sale of the assets of KBWB-TV is $55,000,000, before closing and other adjustments, which is payable in cash.  The consideration to be received by us for the sale of the assets of WDWB-TV is $75,000,000, before closing and other adjustments which is payable in cash. In addition, the consideration for each covenant not to compete in the San Francisco and Detroit markets is $10 million, respectively. We expect both transactions, which are subject to FCC approval, the restructuring of certain programming obligations and customary closing conditions, is expected to close during the second quarter of 2006.

Critical Accounting Polices and Estimates

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

Information with respect to our critical accounting policies which we believe could affect our reported results require subjective judgments by management and is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Result of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2006 and 2005

Continuing Operations

Set forth below are significant factors that contributed to our operating results from continuing operations for the three months ended March 31, 2006 and 2005, respectively.

GROSS REVENUES BY CATEGORY,

CONSOLIDATED CONTINUING OPERATIONS

	Three Months Ended March 31,
	2006	2005	% Change
Local/Regional	$14,257,000	$11,238,000	26.9%
National	7,859,000	7,586,000	3.6%
Network Compensation	401,000	794,000	(49.5)%
Political	839,000	242,000	246.7%
Other	1,169,000	948,000	23.3%
Gross Revenue	24,525,000	20,808,000	17.9%
Agency Commissions	3,519,000	2,987,000	17.8%
Net Revenue	$21,006,000	$17,821,000	17.9%

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

Net revenue increased $3,185,000 or 17.9% to $21,006,000 for the three months ended March 31, 2006, from $17,821,000 for the three months ended March 31, 2005.  The increase was due to healthy increases in non-political local revenues of $3,019,000 or 27%, non-political national revenues of $273,000 or 4% and political advertising revenue of $597,000 or 247%, offset by a decrease in network compensation revenue of $393,000 or 50%. The increases in non-political local, non-political national and political advertising revenues were primarily due to the inclusion of two additional stations, WISE-TV and KDLH-TV in our consolidated results during the three months ended March 31, 2006 which were acquired in March 2005. Malara Broadcast Group’s net revenues totaled $3,608,000 or 17% and $1,053,000 or 6% of the total net revenues during the three months ended March 31, 2006 and 2005, respectively.

Direct operating expenses, consisting primarily of programming, news and engineering increased $211,000 or 3% to $8,692,000 for the three months ended March 31, 2006 from $8,481,000 for the same period in 2005. The increase was primarily due the inclusion of two additional stations, WISE-TV and KDLH-TV in our consolidated results for a full quarter during the three months ended March 31, 2006 which were included in our consolidated results during the same period last year commencing in March 2005. Selling, general and administrative expenses increased $787,000 or 14% to $6,452,000 for the three months ended March 31, 2006 from $5,665,000 for the same period in 2005. The increase was primarily due to the inclusion of two additional stations, WISE-TV and KDLH-TV in our consolidated results for a full quarter during the three months ended March 31, 2006 which were included in our consolidated results during the same period last year commencing in March 2005. Malara Broadcast Group’s direct operating expenses and selling, general and administrative expenses at March 31, 2006 and 2005 totaled $645,000 and $190,000, respectively, of the total station expenses, after elimination of expenses relating to various local service agreements between us and Malara Broadcast Group.

Other Consolidated Expenses

Amortization expense increased $35,000 or 5% during the three months ended March 31, 2006 as compared to the same period a year earlier. This increase was primarily due to the incremental amortization expense of two additional television stations, KDLH and WISE, which were acquired in March 2005. Depreciation expense increased $233,000 or 16% during the three months ended March 31, 2006 compared to the same period a year earlier.  The increase was primarily due to the incremental depreciation expense of two additional television stations, KDLH-TV and WISE-TV, which were acquired in March 2005.

Corporate expense totaled $2,848,000; an increase of $150,000 or 6% compared to $2,698,000 for the three months ended March 31, 2005. The increase was primarily due to increased professional fees incurred during the period. Corporate reorganization expenses increased $220,000 during the three months ended March 31, 2006. The increase was due to our announcement that we have retained financial advisors to assist us with the evaluation of strategic options and to advise us on available financing and capital restructuring alternatives for our company. The performance award expense for the three months ended March 31, 2006 totaled $89,000; a decrease of $231,000 compared to $320,000 for the three months ended March 31, 2005. The decrease was due to the completion of amortization of the unvested portion of the performance award expense during the current period. Non-cash compensation expense decreased $44,000 or 47% primarily due to the forfeitures and / or fully vesting of stock awards granted in prior years during 2005, offset in part by $17,000 of non-cash compensation expense recorded in March 2006 related to stock option grants under Interpretation 123(R).

Interest expense totaled $11,078,000; an increase of $888,000 or 9% compared to $10,190,000 for the three months ended March 31, 2005.  The increase was primarily due to the incremental interest expense on Malara Broadcast Group’s Senior Credit Facility which totaled approximately $1,225,000.  Interest income totaled $318,000; a decrease of $131,000, or 29% compared to $449,000 for the three months ended March 31, 2005. The decrease was primarily due to decreased average cash balance invested during the three months ended March 31, 2006 as compared to the same period in 2005. Non-cash interest expense totaled $1,630,000; an increase of $705,000 or 76% compared to $925,000 for the three months ended March 31, 2005. The increase is due to write off of approximately $709,000 of unamortized deferred financing fees incurred in connection with the Malara Broadcast Group Senior Credit Facility Tranche A Term Loan, which was repaid on February 10, 2006.

We recorded as an expense the accrual of dividends on our 12 3/4% Cumulative Exchangeable Preferred Stock totaling $6,387,000 during the three months ended March 31, 2006 and 2005, respectively as required by Statement of Financial Accounting Standards No.150.

During the three months ended March 31, 2006, we recorded a deferred tax benefit of $142,000, compared to a deferred tax benefit of $179,000 for the three months ended March 31, 2005. The decline in the tax benefit is primarily due to an increase in the valuation allowance against net operating loss carry forwards, which may not be utilized in future periods.

Discontinued Operations

Set forth below are significant factors that contributed to our operating results from discontinued operations for the three months ended March 31, 2006 and 2005, respectively.

GROSS REVENUES BY CATEGORY,

CONSOLIDATED DISCONTINUED OPERATIONS

	Three Months Ended March 31,
	2006	2005	% Change

Local/Regional	$4,954,000	$5,071,000	(2.3)%
National	4,531,000	4,046,000	12.0%
Political	16,000	8,000	100%
Other	236,000	205,000	15.1%
Gross Revenue	9,737,000	9,330,000	4.4%
Agency Commissions	1,467,000	1,414,000	3.7%
Net Revenue	$8,270,000	$7,916,000	4.5%

Net revenue from our discontinued operations increased $354,000 or 4.5% to $8,270,000 from $7,916,000 due primarily to an increase in non-political national revenues of $485,000 or 12%, offset by a decrease in non-political local revenues of $117,000 or 2%. The non-political national revenue increase was primarily due to growth in the paid programming, entertainment/movie and telecommunications categories.  The non-political local revenue decreases were primarily due to declines in the automotive, restaurant and educational schools categories.

Direct operating expenses from our discontinued operations, consisting primarily of programming and engineering expenses, decreased $1,110,000 or 29% to $2,722,000 for the three months ended March 31, 2006 from $3,832,000 for the same period in 2005. The decrease was primarily due to lower amortization of film contract rights due to the effects of the replacement of expensive, unprofitable programs with less expensive, profitable programming. Selling, general and administrative expenses from our discontinued operations decreased $430,000 or 14% to $2,740,000 for the three months ended March 31, 2006 from $3,170,000 for the same period in 2005. The decrease was primarily due to lower advertising and promotion expenses.

Restructuring and Severance Charges

Restructuring Charges

During the three months ended March 31, 2006, we recorded a $34,000 restructuring charge related to stay-bonuses awarded to transitional employees at the Duluth, Minnesota television stations.  As of March 31, 2006, we completed the separation payments related to the corporate restructuring charges, and reduced our accrual by approximately $20,000 to adjust for payments of benefits and amounts originally accrued for.

During 2005 and 2004, we recorded restructuring charges in the aggregate totaling $2,474,000. Of the total $2,474,000, approximately $1,406,000 related to severance and other benefits, associated with the departure of Stuart J. Beck (see Note 4, Related Parties) and administrative support staff at the corporate office who were paid over an eighteen month period from date of separation in September 2004 through March 2006. As of March 31, 2006, the remaining restructuring charges related to employee separations, which included severance, other benefits and stay-bonuses awarded to transitional employees at the Duluth, Minnesota and Fort Wayne, Indiana television stations. We anticipate minimal restructuring charges in future periods relating to stay-bonuses awarded to transitional employees of both the Duluth, Minnesota and Fort Wayne, Indiana television stations.

At March 31, 2006, the accruals for restructuring activities were included in “other accrued liabilities” on the consolidated balance sheets and the related expense for the charge at the television stations are included in “selling, general and administrative expenses” on the consolidated statement of operations.  These costs were recognized in accordance with the provisions of Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

Acquisition Charges

During 2005, we accrued $627,000 related to employee separations, which included severance and other benefits as part of our purchase accounting. These accrued costs were a result of employees not retained by us subsequent to our acquisition of the Fort Wayne, Indiana television station, which included operational through management employees.

At March 31, 2006, the accruals for acquisition activities of the television station were included in “other accrued liabilities” on the consolidated balance sheets. These charges were recognized in accordance with the provisions of Emerging Issues Task Force Issue No. 95-3 Recognition of Liabilities in Connection with a Purchase Business Combination.

The following is a reconciliation of the aggregate liability recorded for restructuring and acquisition charges as of March 31, 2006:

	Reconciliation of Aggregate Liability Recorded for Restructuring and Acquisition Charges
	Three Months Ended March 31, 2006
	December 31 2005	Provision	Payments	March 31, 2006
Television stations	$81,000	$34,000	$65,000	$50,000
Corporate	192,000	(20,000)	172,000	—

Total	$273,000	$14,000	$237,000	$50,000

The liability for the restructuring and acquisition charges will be paid in accordance with the provisions of the severance agreements and payments are expected to be completed at various times through 2006.

Liquidity and Capital Resources

As of March 31, 2006, we had approximately $11,177,000 of cash and cash equivalents on hand. On December 31, 2005 we had $24,997,500 in U.S. government securities which were pledged to support the reimbursement obligations in the event of a draw on the letter of credit that served as collateral for the Tranche A Term Loan under Malara Broadcast Group’s Senior Credit Facility.  On February 10, 2006, the letter of credit issued in March 2005 to support the $23.5 million Tranche A Term Loan was drawn upon in satisfaction of Malara Broadcast Group’s obligations to such lenders under the Malara Tranche A Term Loan following non-renewal of the letter of credit.  We paid our reimbursement obligation to the letter of credit issuer on February 10, 2006, using U.S. government securities which had been pledged in support of such obligation.

An interest payment of $19,744,000 on our 9 ¾ Senior Secured Notes (the “Notes”) is due on June 1, 2006. If payment is not made within 30 days after June 1, 2006, a “Event of Default” under the Indenture governing the Notes would occur.

On March 13, 2006, we retained the services of Houlihan Lokey Howard & Zukin as our financial advisors to assist us in the evaluation of strategic options and to advise us on available financing and capital restructuring alternatives.

Absent changes to our capital structure and station ownership mix we will not have enough liquidity to make our interest payment on June 1, 2006 on our Notes. In order to improve our existing liquidity position and to further our business strategy, we entered into separate definitive agreements to sell our two WB affiliates (as discussed below) and are reviewing potential restructuring alternatives with respect to our debt and preferred stock obligations.  However, under our Indenture, our use of the net proceeds from the sale of assets is restricted.  Of the net asset sale proceeds, $5 million may be used for working capital purposes and the remainder must be used to either:

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

The Indenture provides that, prior to delivery of an acceleration notice following an event of default, the Company is entitled to obtain a release of the Trustee under the Indenture to use cash, including cash in the collateral account, to pay operating expenses and to pay interest on the Notes.

On May 1, 2006, we entered into separate definitive agreements to sell our two WB affiliates, KBWB-TV serving San Francisco, California and WDWB-TV serving Detroit, Michigan to affiliates of DS Audible, LLC. The agreements contain covenants by us not to compete in the San Francisco, California and Detroit, Michigan markets for a period of five years. The consideration to be received by us for the sale of the assets of KBWB-TV is $55,000,000, before closing and other adjustments, which is payable in cash.  The consideration to be received by us for the sale of the assets of WDWB-TV is $75,000,000, before closing and other adjustments which is payable in cash. In addition, the consideration for each covenant not to compete in the San Francisco and Detroit markets is $10 million, respectively.

We anticipate that we will retain approximately $25 million of the aggregate proceeds from the transactions to be used for working capital purposes, consisting of $5 million from the asset sales as permitted under our Indenture and $10 million for each covenant not to compete. The remaining net proceeds, after closing adjustments, will be used to make investments in property or assets that replace the property and assets that were the subject of such asset sale and/or make an offer to all of the holders of the Notes, although pending such use, such proceeds may be used for working capital and payment of interest on the Notes, as described above. We anticipate that both transactions, which are subject to FCC approval, the restructuring of certain programming obligations and customary closing conditions, to close during the second quarter of 2006. We continue to explore additional capital restructuring alternatives including, the raising of additional capital and changes in our station ownership mix.

Assuming we are successful in selling KBWB-TV and WDWB-TV and / or restructuring our company, we believe that the available proceeds together with the cash and cash equivalents on hand and internally generated funds from operations will be sufficient to satisfy our cash requirements for our existing operations and debt service for the next twelve months.  There can be no assurance that we will be successful in selling assets and restructuring our company and a lack of liquidity would have a material adverse effect on our business strategy and therefore affect our ability to continue as a going concern and make our June 1, 2006 interest payment on our Notes. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that might result from the outcome of this uncertainty.

We have established an investment policy for investing cash that is not immediately required for working capital purposes.  Our investment objectives are to preserve capital, maximize our return on investment and to ensure we have appropriate liquidity for our cash needs. The investments are considered to be available-for-sale as defined under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. As of March 31, 2006, we had approximately $11,177,000 of cash and cash equivalents. As of March 31, 2006, we had no marketable securities.

Net Cash Used in or Provided by Operating, Investing and Financing Activities

Net cash provided by operating activities was $1,452,000 during the three months ended March 31, 2006 compared to $3,482,000 during the three months ended March 31, 2005.  The change in 2006 from 2005 was primarily due to the changes in net assets.

Net cash provided by investing activities was $24,830,000 during the three months ended March 31, 2006 compared to net cash used in investing activities of $77,647,000 during the three months ended March 31, 2005.  The change in 2006 from 2005 was primarily due to the selling of our U.S. Government Securities during the three months ended March 31, 2006, as compared to the acquisition of assets and the purchase of U.S. Government Securities during the same period in 2005.

Net cash used in financing activities was $23,735,000 during the three months ended March 31, 2006 compared to net cash provided by financing activities of $51,258,000 during the three months ended March 31, 2005.  The change in 2006 from 2005 is primarily due to the draw on the letter of credit we guaranteed for the Malara Broadcast Group Tranche A Term Loan during the three months ended March 31, 2006 compared to proceeds received from the Malara Broadcast Group Senior Credit Facility, offset in part by increased payments of deferred financing fees during the same period in 2005.

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

Malara Broadcast Group’s Senior Credit Facility

Malara Broadcast Group financed its acquisition of WPTA-TV and KDLH-TV in March 2005 with the proceeds of the Malara Broadcast Group Senior Credit Facility, consisting of two terms loans totaling $48.5 million and a revolving loan of $5 million. The $23.5 million Malara Broadcast Group Term Loan A, which was secured by a letter of credit, was paid off on February 10, 2006. To secure the reimbursement obligations in the event of a draw on the letter of credit, pursuant to the terms and conditions of an Application and Agreement for Standby Letter of Credit, we had pledged $25 million of U.S. Government Securities.  The $25 million Malara Broadcast Group Term Loan B and the $5 million revolving loan are secured by the assets of WPTA-TV and KDLH-TV, and guaranteed on an unsecured basis by Granite Broadcasting Corporation pursuant to a guaranty agreement (the “Granite Guaranty”).

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

Interest rates associated with the Term Loan A were based, at Malara Broadcast Group’s option, at either (i) the higher of the Prime Rate or the Federal Funds Effective Rate plus 0.50% (the “Base Rate”) or (ii) the Adjusted Eurodollar Rate plus 0.60% per annum, as such terms are defined in the Malara Broadcast Group Senior Credit Facility.  Interest rates associated with the Term Loan B and Revolving Loan are based, at Malara Broadcast Group’s option, on either (i) the Base Rate plus 4.625% per annum or (ii) the Adjusted Eurodollar Rate plus 7.375% per annum.  In addition, Deferred Interest (as defined in the Malara Broadcast Group Senior Credit Facility) accrues with respect to, and is added to the principal amount of, the Term Loan B and Revolving Loan at a rate of 3% per annum. Additionally, Malara Broadcast Group is required to pay monthly commitment fees on the unused portion of its revolving loan commitment at a rate of 0.50% per annum.  Cash interest payments are payable monthly.

Malara Broadcast Group is required to make monthly principal payments on the Term Loan B as follows: (i) $125,000 payable at the end of each month from June 1, 2006 through March 31, 2007, (ii) $158,333 payable at the end of each month from April 1, 2007, through March 31, 2008, and (iii) $216,667 payable at the end of each month from April 1, 2008, through February 1, 2010.

Malara Broadcast Group was required to make monthly principal payments on the Term Loan A and the Revolving Loan equal to the product of (i) the Repayment Percentage (which is 25% unless there is an Event of Default or the Consolidated Loan to Stick Value is less than 70%, in which case the Repayment Percentage is 100%) and (ii) the Consolidated Excess Free Cash Flow for the month preceding the month in which such installment is due, as such terms are defined in the Malara Broadcast Group Senior Credit Facility.  All such payments would have been applied first to repay the outstanding Revolving Loan to the full extent thereof (without a corresponding reduction in the Revolving Loan Commitment Amount) and second to repay the outstanding Term Loan A to the full extent thereof; provided that, if the Repayment Percentage for such monthly installment is 100%, the excess 75% of such monthly installment would have been applied first to repay the outstanding Revolving Loan to the full extent thereof and second to repay the outstanding Term Loan B to the full extent thereof. For the three months ended March 31, 2006, the total principal payments made on the Revolving Loan approximated $184,000 and total principal payments made to date totaled approximately $1,205,000.

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

Under a Reimbursement Agreement dated as of March 8, 2005 (the “Reimbursement Agreement”) among the us, Malara Broadcast Group and certain of Malara Broadcast Group’s subsidiaries (together with Malara, the “Malara Borrowers”), the Malara Borrowers agreed to repay us any amounts drawn on the letter of credit plus interest at a rate of 8% per annum.  We reduced the $23.5 million owed from Malara Broadcast Group under the Reimbursement Agreement by approximately $6.9 million to $16.6 million.

Our 12 3/4 % Cumulative Exchangeable Preferred Stock

Under the terms of the Certificate of Designations for our 12 3/4 % Cumulative Exchangeable Preferred Stock (the “Preferred Stock”), we are required to make the semi-annual dividends on such shares in cash beginning October 1, 2002.  The cash payment of dividends had been restricted by the terms of our previous senior credit agreement and indentures and is prohibited under the Indenture, which governs our Notes.  Consequently we have not paid the semi-annual dividend due to the holders since October 1, 2002.  During the three months ended March 31, 2006 a dividend payment of $6,387,000 accrued on our Preferred Stock. As of March 31, 2006, we have recorded an aggregate of $102,191,000 in accrued dividends on our Preferred Stock. Since three or more semi-annual dividend payments have not been paid, the holders of the Preferred Stock have the right to elect the lesser of two directors or that number of directors constituting 25% of the members of the Board of Directors. Effective October 24, 2005, the holders of the majority of the Preferred Stock exercised their right to elect two directors to the Board of Directors of the Company. We are restricted from paying cash dividends under the Indenture, which governs our Notes, and do not anticipate paying cash dividends on our Preferred Stock in the foreseeable future.

Film Payments

As part of an overall effort to reduce station operating expenses, we have made substantial progress replacing unprofitable programming with competitive, profitable programming.

Film payments from our continuing operations for the three months ended March 31, 2006 totaled $1.2 million, as compared to the three months ended March 31, 2005 totaling $1.5 million.

Film payments from our discontinued operations for the three months ended March 31, 2006 totaled $2.1 million, as compared to the three months ended March 31, 2005 totaling $4.2 million.

No Off-Balance Sheet Arrangements

At March 31, 2006 and 2005 we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. All of our arrangements with Malara Broadcast Group are on-balance sheet arrangements.

Capital and Commercial Commitments

The following table and discussion reflect our significant contractual obligations and other commercial commitments related to continuing operations as of March 31, 2006:

	Payment Due by Period
Capital Commitment	Total	Remainder of 2006	2007 - 2008	2009 - 2010	Thereafter

9 3/4% Senior Secured Notes due 2010	$405,000,000	$—	$—	$405,000,000	$—
Interest on Senior Secured Notes	194,147,000	39,488,000	78,975,000	75,684,000
Malara Broadcast Group Senior Credit Facility (b)	29,761,000	2,266,000	6,772,000	20,723,000	—
Interest on Senior Credit Facility (c)	11,166,000	2,644,000	5,782,000	2,740,000	—
Program contract commitments - current	3,124,000	2,515,000	386,000	198,000	25,000
Program contract commitments - future (d)	16,989,000	1,501,000	8,606,000	6,099,000	783,000
Operating leases	2,670,000	440,000	1,044,000	961,000	225,000
12 3/4% Cumulative Exchangeable Preferred Stock, including accrued dividends (a)	377,670,000			377,670,000	—
Restructuring and severance	50,000	50,000	—	—	—
Total capital and commercial commitments	$1,040,577,000	$48,904,000	$101,565,000	$889,075,000	$1,033,000

(a)          As of March 31, 2006, the Cumulative Exchangeable Preferred Stock, including accrued dividends totaled $301,471,000. The table above includes the balance as of March 31, 2006 and the expected accrued dividends through April 2009, the date of redemption. Payment of cash dividends are restricted by the terms of the Indenture, which governs our existing Senior Secured Notes.

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

The following table and discussion reflect our significant contractual obligations and other commercial commitments related to discontinued operations as of March 31, 2006:

	Payment Due by Period
Capital Commitment	Total	Remainder of 2006	2007 - 2008	2009 - 2010	Thereafter

Program contract commitments - current	$30,169,000	$17,386,000	$9,853,000	$2,930,000	$—
Program contract commitments - future (a)	23,787,000	1,608,000	7,827,000	9,044,000	5,308,000
Network Affiliation	3,154,000	3,154,000	—	—	—
Operating leases	9,704,000	1,063,000	2,264,000	1,958,000	4,419,000

Total capital and commercial commitments	$66,814,000	$23,211,000	$19,944,000	$13,932,000	$9,727,000

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

Interest rates associated with Malara Broadcast Group’s March 8, 2005, Tranche A Term Loan, which was repaid on February 10, 2006,  were based, at Malara Broadcast Group’s option, at either (i) the higher of the Prime Rate or the Federal Funds Effective Rate plus 0.50% (the “Base Rate”) or (ii) the Adjusted Eurodollar Rate plus 0.60% per annum, as such terms are defined in the Malara Broadcast Group Senior Credit Facility.  Interest rates associated with Malara Broadcast Group’s March 8, 2005, Tranche B Term Loan and Revolving Loan are based, at Malara Broadcast Group’s option, at either (i) the Base Rate plus 4.625% per annum or (ii) the Adjusted Eurodollar Rate plus 7.375% per annum.  In addition, Deferred Interest (as defined in the Malara Broadcast Group Senior Credit Facility) accrues with respect to, and is added to the principal amount of, the Term Loan B and Revolving Loan at a rate of 3% per annum.  As of March 31, 2005, the six-month Adjusted Eurodollar Rate was 3.21%.  Malara Broadcast Group has not entered into any agreements to hedge the risk of potential interest rate increases.  Based on borrowings outstanding as of March 31, 2006, a 2% increase in the Adjusted Eurodollar Rate would increase interest expense on an annual basis by approximately $1,070,000.

Item 4.  Controls and Procedures

As of March 31, 2006, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2006.  There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes in our risk factors from those disclosed in our 2005 Annual Report on Form 10-K.

Item 4.  Submission of Matters to a Vote of Security Holders

On March 28, 2006, the holder of all of our Voting Common Stock elected W. Don Cornwell, Stuart J. Beck, James L. Greenwald, Edward Dugger III, Thomas R. Settle, Charles J. Hamilton, Jr., Jon E. Barfield, Milton Frederick Brown and Veronica Pollard to the Board of Directors.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Description of Exhibit

10.1

Amendment to Purchase and Sale Agreement, dated as of February 14, 2006, by and among AM Broadcasting KBWB, Inc., Granite Broadcasting Corporation, KBWB, Inc, and KBWB License, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 21, 2006)

10.2

Amendment to Purchase and Sale Agreement, dated as of February 14, 2006, by and among AM Broadcasting WDWB, Inc., Granite Broadcasting Corporation, WXON, Inc, and WXON License, Inc. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on February 21, 2006)

10.3

Form of Security Agreement among Granite Broadcasting Corporation, the Guarantors party thereto and The Bank of New York (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on February 21, 2006)

10.4

Form of Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, in favor of The Bank of New York, in its capacity as Collateral Agent and Trustee pursuant to the Indenture (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on February 21, 2006)

10.5

Reimbursement and Refinancing Agreement, dated as of March 8, 2005, among Malara Broadcast Group of Duluth LLC, Malara Broadcast Group of Duluth Licensee LLC, Malara Broadcast Group of Fort Wayne LLC, Malara Broadcast Group of Fort Wayne Licensee LLC and Granite Broadcasting Corporation (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on February 21, 2006)

10.6

Purchase and Sale Agreement, dated as of January 13, 2006, by and among Television Station Group Holdings, LLC, Television Station Group LLC, Television Station Group License Subsidiary, LLC, WBNG, Inc., WBNG License, Inc. and Granite Broadcasting Corporation (incorporated by reference to Exhibit 10 to our Current Report on Form 8-K filed on January 17, 2006)

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

GRANITE BROADCASTING CORPORATION
Registrant

Date:	May 15, 2006	/s/	W. DON CORNWELL
(W. Don Cornwell)
Chief Executive Officer

Date:	May 15, 2006	/s/	LAWRENCE I. WILLS
(Lawrence I. Wills)
Senior Vice President – Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit No.	Description of Exhibit

10.1

Amendment to Purchase and Sale Agreement, dated as of February 14, 2006, by and among AM Broadcasting KBWB, Inc., Granite Broadcasting Corporation, KBWB, Inc, and KBWB License, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 21, 2006)

10.2

Amendment to Purchase and Sale Agreement, dated as of February 14, 2006, by and among AM Broadcasting WDWB, Inc., Granite Broadcasting Corporation, WXON, Inc, and WXON License, Inc. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on February 21, 2006)

10.3

Form of Security Agreement among Granite Broadcasting Corporation, the Guarantors party thereto and The Bank of New York (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on February 21, 2006)

10.4

Form of Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, in favor of The Bank of New York, in its capacity as Collateral Agent and Trustee pursuant to the Indenture (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on February 21, 2006)

10.5

Reimbursement and Refinancing Agreement, dated as of March 8, 2005, among Malara Broadcast Group of Duluth LLC, Malara Broadcast Group of Duluth Licensee LLC, Malara Broadcast Group of Fort Wayne LLC, Malara Broadcast Group of Fort Wayne Licensee LLC and Granite Broadcasting Corporation (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on February 21, 2006)

10.6

Purchase and Sale Agreement, dated as of January 13, 2006, by and among Television Station Group Holdings, LLC, Television Station Group LLC, Television Station Group License Subsidiary, LLC, WBNG, Inc., WBNG License, Inc. and Granite Broadcasting Corporation (incorporated by reference to Exhibit 10 to our Current Report on Form 8-K filed on January 17, 2006)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. §7241)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. §7241)

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350)