Form 10-Q
period 2006-06-30
GRANITE BROADCASTING CORP
filed 2006-08-14
CIK 839621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

(APPLICABLE ONLY TO CORPORATE ISSUERS:)

As of August 4, 2006, the Registrant had 98,250 shares of Class A Voting Common Stock, par value $.01 per share outstanding; and 19,857,996 shares of Common Stock (Nonvoting), par value $.01 per share outstanding.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Any statements that are included or incorporated by reference in this report or that are otherwise attributable to us or persons acting on our behalf, other than statements of historical fact, which address activities, events or developments that we expect or anticipate will or may occur in the future, including, without limitation, statements regarding expected financial performance; future capital expenditures; projected revenue growth or synergies resulting from acquisitions and other transactions; anticipated completion of sales of assets under contracts of sale; efforts to control or reduce costs; contingent liabilities; development or purchase of new programming; financing and restructuring efforts; expected competition; use of digital spectrum; our ability to service our outstanding debt; and business strategy, are “forward-looking statements”—that is, statements related to future, not past, events that are subject to risks and uncertainties. These forward-looking statements generally can be identified as statements that include phrases such as “believe”, “project”, “target”, “predict”, “estimate”, “forecast”, “strategy”, “may”, “goal”, “expect”, “anticipate”, “intend”, “plan”, “foresee”, “likely”, “will”, “should” or other similar words or phrases.  Although we believe such statements are based on reasonable assumptions, actual outcomes and results may differ materially from those projected.  Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.  Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, those factors described under Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission as modified by those factors described under Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q. We undertake no obligation to update forward-looking statements, whether as a result of new information, future developments or otherwise, and disclaim any obligation to do so.

PART I. FINANCIAL INFORMATION

Item 1.                         Financial Statements

GRANITE BROADCASTING CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30, 2006	December 31, 2005
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$11,599,310	$8,629,044
Restricted cash equivalents	—	24,997,500
Accounts receivable, less allowance for doubtful accounts ($452,177 at June 30, 2006 and $632,156 at December 31, 2005)	21,577,770	22,388,546
Film contract rights	5,252,437	4,375,644
Other current assets	6,009,589	6,709,481
Assets held for sale	62,245,141	64,169,805
Total current assets	106,684,247	131,270,020

Property and equipment, net	44,939,847	46,575,468
Film contract rights	10,619,926	516,766
Other non current assets	3,152,141	836,975
Deferred financing fees, less accumulated amortization ($6,190,322 at June 30, 2006 and $4,334,405 at December 31, 2005)	10,258,838	11,757,197
Goodwill	59,823,596	60,320,347
Broadcast licenses, net	89,385,289	89,385,249
Network affiliations, net	63,667,733	65,174,688
Total assets	$388,531,617	$405,836,710

Liabilities and stockholders’ deficit

Current liabilities:
Accounts payable	$1,428,334	$1,765,318
Accrued interest	23,205,350	3,290,625
Other accrued liabilities	5,391,737	7,603,528
Film contract rights payable	9,635,570	10,441,860
Current portion of long-term debt	2,985,000	25,844,000
Other current liabilities	9,470,496	7,135,938
Liabilities held for sale	24,133,868	26,416,034
Total current liabilities	76,250,355	82,497,303

Long-term debt, less current portion	428,209,189	428,871,456
Film contract rights payable	12,954,790	1,991,126
Deferred tax liability	36,931,622	21,560,807
Redeemable preferred stock	199,368,775	199,191,138
Accrued dividends on redeemable preferred stock	108,578,339	95,804,417
Other non current liabilities	4,199,111	6,999,232

Stockholders’ deficit:
Common stock: 41,000,000 shares authorized consisting of 1,000,000 shares of Class A Common Stock, $.01 par value, and 40,000,000 shares of Common Stock (Nonvoting), $.01 par value; 98,250 shares of Class A Common Stock and 19,857,996 shares of Common Stock (Nonvoting) (19,480,142 shares at December 31, 2005) issued and outstanding at June 30, 2006.	199,561	195,783
Additional paid-in capital	480,480	393,701
Accumulated deficit	(477,764,930)	(430,792,098)
Unearned compensation	—	(480)
Treasury stock, at cost	(875,675)	(875,675)
Total stockholders’ deficit	(477,960,564)	(431,078,769)
Total liabilities and stockholders’ deficit	$388,531,617	$405,836,710

See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Net revenues	$26,876,271	$26,661,001	$51,677,420	$48,282,844
Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization expenses shown separately below)	9,956,572	10,185,965	19,812,204	20,090,734
Selling, general and administrative expenses (exclusive of depreciation and amortization expenses shown separately below)	7,969,485	7,539,482	15,651,199	14,477,417
Corporate expense (exclusive of depreciation expense shown separately below)	3,536,980	2,725,159	6,384,782	5,423,058
Corporate reorganization expense	965,219	—	1,185,037	—
Depreciation	1,656,739	1,269,010	3,352,845	2,882,324
Amortization of intangible assets	753,477	1,266,731	1,506,955	2,177,835
Performance award expense	—	319,797	88,831	639,594
Non-cash compensation expense (1)	60,738	93,557	110,895	188,150

Operating income	1,977,061	3,261,300	3,584,672	2,403,732

Other expenses (income):
Interest expense	11,205,243	11,140,969	22,282,845	21,331,122
Interest income	(66,816)	(289,045)	(384,391)	(737,799)
Non-cash interest expense	1,032,889	1,052,578	2,663,370	2,025,135
Non-cash preferred stock dividend	6,386,961	6,386,961	12,773,922	12,773,922
Other	(3,845)	88,626	(7,203)	168,032
Loss from continuing operations before income taxes	(16,577,371)	(15,118,789)	(33,743,871)	(33,156,680)
Provision (benefit) for income taxes:
Current	124,865	50,541	270,555	111,679
Deferred	15,664,351	(197,190)	15,377,082	(437,072)
Total provision (benefit) for income taxes	15,789,216	(146,649)	15,647,637	(325,393)

Loss from continuing operations	(32,366,587)	(14,972,140)	(49,391,508)	(32,831,287)
Discontinued operations:
Income (loss) from discontinued operations, net of taxes	1,012,684	(1,234,752)	2,418,676	(2,869,394)

Net loss	$(31,353,903)	$(16,206,892)	$(46,972,832)	$(35,700,681)

Basic and diluted loss per share from continuing operations	$(1.63)	$(0.77)	$(2.50)	$(1.68)
Basic and diluted income (loss) per share from discontinued operations	0.05	(0.06)	0.12	(0.15)
Basic and diluted net loss per share	$(1.58)	$(0.83)	$(2.38)	$(1.83)

Weighted average common shares outstanding	19,802,913	19,577,199	19,748,949	19,539,121

(1)             Allocation of non-cash compensation expense to other operating expenses:

Operating expense - Selling, general and administrative expenses	$16,956	$18,867	$33,912	$38,770
Corporate expense	43,782	74,690	76,983	149,380
Non-cash compensation expense	$60,738	$ 93,557	$110,895	$ 188,150

See accompanying notes.

GRANITE BROADCASTING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2006	2005

Cash flows from operating activities:
Net loss	$(46,972,832)	$(35,700,681)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of intangible assets	1,506,955	4,435,107
Depreciation	3,352,845	3,274,357
Performance award expense	88,831	639,594
Non-cash compensation expense	110,895	188,150
Non-cash interest expense	2,953,612	2,217,753
Non-cash preferred stock dividend	12,773,922	12,773,922
Film amortization and impairment	5,230,171	7,669,525
Deferred tax benefit	15,647,637	(325,393)
Change in assets and liabilities:
Decrease in accounts receivable	810,776	1,195,396
Increase (decrease) in accrued liabilities	17,751,313	(2,001,219)
Decrease in accounts payable	(247,397)	(216,673)
WB affiliation payment	—	(1,261,714)
(Increase) decrease in film contract rights and other assets	(16,118,670)	2,331,843
Increase (decrease) in film contract rights payable and other liabilities	6,767,887	(10,872,138)
Net cash provided by (used in) operating activities	3,655,945	(15,652,171)

Cash flows from investing activities:
Sales of marketable securities and other investments	2,792	5,610,506
Payment for acquisition of assets	—	(55,696,971)
Sales (purchase) of U.S. Government Securities	25,315,677	(24,997,500)
Capital expenditures	(1,271,341)	(950,800)
Net cash provided by (used in) investing activities	24,047,128	(76,034,765)

Cash flows from financing activities:
Proceeds from senior credit facility	—	53,500,000
Payment of senior credit facility	(24,375,249)	(383,159)
Payment of deferred financing fees	(357,558)	(2,242,401)
Net cash (used in) provided by financing activities	(24,732,807)	50,874,440

Net increase (decrease) in cash and cash equivalents	2,970,266	(40,812,496)
Cash and cash equivalents, beginning of period	8,629,044	60,858,710
Cash and cash equivalents, end of period	$11,599,310	$20,046,214

Supplemental information:
Cash paid for interest	$1,906,569	$21,033,658
Cash paid for income taxes	234,537	38,250
Non-cash capital expenditures	59,613	153,307

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

As more fully discussed in Note 6, on February 10, 2006, the letter of credit issued in March 2005 to support the $23.5 million Tranche A Term Loan was drawn upon in satisfaction of Malara Broadcast Group’s obligations to such lenders under the Malara Tranche A Term Loan following non-renewal of the letter of credit. The Company paid its reimbursement obligation to the letter of credit issuer on February 10, 2006, using U.S. government securities which had been pledged in support of such obligation. The $25 million Malara Broadcast Group Tranche B Term Loan and the $5 million revolving loan are secured by the assets of WPTA-TV and KDLH-TV, and guaranteed on an unsecured basis by the Company.

On September 8, 2005, the Company had entered into a definitive agreement to sell substantially all of the assets of KBWB-TV, the WB affiliate serving the San Francisco, California television market, to AM Broadcasting KBWB, Inc. In addition, on September 8, 2005, the Company had entered into a definitive agreement to sell substantially all of the assets of WMYD-TV (formerly WDWB-TV), the WB affiliate serving the Detroit, Michigan television market, to AM Broadcasting WDWB, Inc. On May 1, 2006, the Company terminated such agreements.

On May 1, 2006, the Company terminated such agreements and entered into new separate definitive agreements to sell its two television stations, KBWB-TV serving San Francisco, California and WMYD-TV serving Detroit, Michigan to affiliates of DS Audible, LLC. The aggregate consideration that was to be received by the Company in connection with the sale of KBWB-TV was $65,000,000, before closing and other adjustments, which was payable in cash. The aggregate consideration that was to be received by the Company in connection with the sale of WMYD-TV was $85,000,000, before closing and other adjustments which was payable in cash.

On July 17, 2006, the Company terminated such agreements and announced its intention to continue to market its San Francisco, California television station KBWB-TV and retain its Detroit, Michigan television station WMYD-TV.

The Company has experienced annual operating losses over the past three years and at June 30, 2006 had unrestricted cash and accumulated deficit of $11,599,000 and $477,765,000, respectively.

On May 17, 2006, the Company filed a lawsuit in the Delaware Court of Chancery regarding the termination by The WB Television Network Partners, L.P. (“The WB”) of the Company’s WB affiliation agreements for its San Francisco and Detroit television stations. The lawsuit follows the January 24, 2006 announcement of the merging of the UPN and WB television networks, and was filed against The WB, WB Communications, a division of Time Warner Entertainment Company, L.P., CBS Corporation (“CBS”) and Warner Brothers Entertainment, Inc. (“Warner Brothers”).  The lawsuit alleges, among other things, that The WB’s premature termination of the Company’s San Francisco and Detroit network affiliation agreements, and The WB’s repudiation of agreements to extend the terms of its San Francisco and Detroit network affiliation agreements, damaged the Company’s and led to the termination of their then-existing agreements to sell those stations to wholly-owned subsidiaries of AM Media Holdings, LLC. In addition, it alleges that Warner Brothers and CBS tortuously interfered with the Company’s San Francisco and Detroit network affiliation agreements and the agreements to extend the terms of the San Francisco and Detroit network affiliation agreements. On August 4, 2006, The WB, WB Communications, Warner Brothers and CBS filed their answers to the complaint.  The WB has asserted a counterclaim against the Company.  The two-count counterclaim alleges that the Company has breached the San Francisco and Detroit network affiliation agreements by failing to make certain payments thereunder and that, as of July 14, 2006, the Company owes The WB $2,523,428 under those agreements, plus interest thereon.

In March 2006, WMYD-TV entered into an affiliation agreement with MyNetworkTV.  MyNetworkTV has stated that the new network will be launched on September 5, 2006.  The Company’s San Francisco television station, KBWB-TV plans to remain independent after The WB ceases to provide programming.

On March 13, 2006, the Company retained the services of Houlihan Lokey Howard & Zukin as its financial advisors to assist the Company in the evaluation of strategic options and to advise it on available financing and capital restructuring alternatives. For the six months ended June 30, 2006, the Company incurred $1,185,000 of corporate reorganization expense due to financial advisors and other professionals retained in connection with reorganization services.

An interest payment of $19,744,000 on the Company’s 9 3/4 % Senior Secured Notes (the “Notes”) was due on June 1, 2006. Since payment was not made within 30 days after June 1, 2006, an “Event of Default” under the Indenture (the “Indenture”) governing the Notes had occurred.

On July 5, 2006, the Company entered into a Credit and Guaranty Agreement with Silver Point Finance LLC, as Administrative Agent, and the Lenders party thereto (the “Lenders”) from time to time (the “Credit Agreement”). The Credit Agreement provides for two secured loans: a $40 million Tranche A Term Loan and a Convertible Tranche B Term Loan for $30 million. The Tranche B Term Loan is presently convertible, at the option of the Lenders in the aggregate, into 200,000 shares of the Company’s 12 ¾% Cumulative Exchangeable Preferred Stock (the “Preferred Stock”). Both term loans are secured by the existing assets of the Company and its subsidiaries generally on a pari passu basis with the Notes. Both term loans mature on December 1, 2006.

On July 5, 2006, the Company borrowed $27.5 million of the Tranche B Term Loan under the Credit Agreement and approximately $19.9 million of the proceeds were used to pay interest on the Notes that was due June 1, 2006, thus curing the Event of Default with respect to such Notes. The remaining proceeds of approximately $7.6 million became available for working capital purposes. On July 26, 2006, the Company borrowed the remaining $2.5 million of the Tranche B Term Loan and $40 million Tranche A Term Loan to complete the acquisition of WBNG-TV as described below.

In connection with the execution of the Credit Agreement, the Indenture, dated as of December 22, 2003, between the Company, the guarantors party thereto and The Bank of New York, as Trustee, as supplemented by the First Supplemental Indenture, dated as of March 9, 2005, by and between the Company, the guarantors party thereto and The Bank of New York, as Trustee (the “Indenture”), was further supplemented by the Second Supplemental Indenture, dated as of July 5, 2006, by and between the Company, the guarantors party thereto and The Bank of New York, as Trustee (the “Second Supplemental Indenture”), under which, among other things, the Trustee agreed to act as collateral agent for the Lenders under the Credit Agreement. The Second Supplemental Indenture also makes conforming changes necessary to allow the Company to enter into the Credit Agreement, grant liens securing that indebtedness and makes certain other changes negotiated between the Company and the beneficial owners of more than a majority of the principal amount of the outstanding Notes (the “Majority Note holders”).

In connection with the Second Supplemental Indenture, the Company entered into the Supplemental Agreement, dated as of July 5, 2006, in relation to the Second Supplemental Indenture and the Credit and Guaranty Agreement, by and between the Company, the parties identified as “Guarantors” on the signature pages thereof and the parties identified as “Qualified Holders” on the signature pages thereto (the “Supplemental Agreement”). The Supplemental Agreement provides the Majority Note holders, among other things, with certain consent rights to actions by the Company, including, but not limited to, incurring additional indebtedness, making certain types of investments or acquisitions, selling assets, granting additional liens on certain assets of the Company, and issuing or selling certain types of additional capital stock. The Supplemental Indenture provides that defaults under the Supplemental Agreement will be defaults under the Indenture.

On August 1, 2006, the Company entered into a Third Supplemental Indenture, by and between the Company, the guarantors party thereto and The Bank of New York, as Trustee, which amends the Indenture in accordance with the Supplemental Agreement.

On January 13, 2006, the Company and certain of its subsidiaries entered into a definitive agreement with Television Station Group Holdings, LLC and certain of its subsidiaries to purchase substantially all of the assets of WBNG-TV, Channel 12, the CBS-affiliated television station serving Binghamton and Elmira, New York, for $45 million in cash, subject to closing adjustments.

On July 26, 2006 the Company and certain of its subsidiaries completed the acquisition of WBNG-TV, Channel 12, the CBS-affiliated television station serving Binghamton and Elmira, New York, for $45 million in cash, plus certain closing adjustments from Television Station Group Holdings, LLC and certain of its subsidiaries.

The Credit Agreement requires that the Company enter into a definitive agreement effectuating a comprehensive restructuring of the Company in form and substance satisfactory to the lenders holding 51% of the loans by August 15, 2006. Absent changes to its capital structure the Company will not have enough cash to make the December 1, 2006 interest payment on its Notes  and to repay all amounts outstanding under its Credit Agreement when due on December 1, 2006. In order to improve the Company’s existing liquidity position and to further the Company’s business strategy, the Company continues to explore selling its San Francisco, California station KBWB-TV and is reviewing potential restructuring alternatives with respect to its debt and preferred stock obligations. However, under its Indenture, the Company’s use of the net proceeds from the sale of assets is restricted. Of the net asset sale proceeds, $5 million may be used for working capital purposes and the remainder must be used either:

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

The Indenture, as supplemented, provides that, prior to delivery of an acceleration notice following an event of default, the Company is entitled to obtain a release of the Trustee under the Indenture to use cash, including cash in the collateral account (other than asset sale proceeds required to be used as provided above), to pay operating expenses and to pay interest on the Notes.

Absent a restructuring of the Company, the Company will not make the December 1, 2006 interest payment on its Notes or repay all amounts outstanding under its Credit Agreement when due on December 1, 2006. A lack of liquidity would have a material adverse effect on the Company’s business strategy and therefore affect its ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Note 2 — Summary of Significant Accounting Policies

Interim Financial Statements

The accompanying unaudited consolidated financial statements include the accounts of the Company and have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. Operating results for the three months and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. For further information, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2005, which were included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. In the opinion of management, all adjustments of a normal recurring nature, which are necessary for a fair presentation of the results for the interim periods, have been made.

Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of Granite Broadcasting Corporation, its wholly owned subsidiaries and the accounts of independently-owned Malara Broadcast Group where it has been determined that the Company is the primary beneficiary of a variable interest entity in accordance with Interpretation 46. All intercompany account balances and transactions have been eliminated in consolidation.

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

Discontinued Operations

In accordance with the provisions of Statement of Financial Accounting Standards No. 144 (“Statement 144”), Accounting for the Impairment or Disposal of Long-Lived Assets, the operating results of KBWB-TV, San Francisco, California are not included in our consolidated results from continuing operations for the three and six months ended June 30, 2006 and 2005 since KBWB-TV, San Francisco, California continues to meet the criteria for a qualifying plan of sale. At June 30, 2006, the Company had committed to a plan to sell the asset, the asset is available for immediate sale and the Company is actively seeking buyers and marketing the asset and believes that the sale of the asset is probable at prices that are reasonable in relation to their current fair value. The assets and liabilities that are being disposed of have been classified as “held for sale” on the accompanying balance sheets and their operations have been recorded as discontinued operations. Discontinued operations have not been segregated in the consolidated statement of cash flows and, therefore, amounts for certain captions will not agree with the accompanying consolidated balance sheets and statements of operations. Their financial position and results of operations have been reclassified accordingly for all periods presented. (See Note 7 for further details.)

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

Cash Equivalents and Investments in Marketable Securities

All highly liquid investments with a maturity of ninety days or less from the date of purchase are considered cash equivalents. Marketable securities, if applicable, are classified as available-for-sale in accordance with the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Marketable securities are carried at fair market value based on current market quotes. Any unrealized gains and losses are reported in stockholders’ equity as a separate component of other comprehensive income / (loss) until realized. Gains and losses on securities sold are based on the specific identification method. The Company does not hold securities for speculative or trading purposes. At June 30, 2006 the Company did not have any marketable securities.

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

The weighted average fair value of options outstanding during the three and six months ended June 30, 2006 was $1.39. These options vest over a period of one to three years. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following range of assumptions: risk-free interest rates of 2.93% to 3.19%, volatility factor of the expected market price of the Company’s Common Stock of 0.59 — 1.03, assumed dividend yield of 0%, and a weighted-average expected life of the option of 5 years.

For the three and six months ended June 30, 2006, stock option compensation expense of approximately $17,000 and $34,000, respectively, was charged to non-cash compensation expense for unvested options granted prior to December 31, 2005. As of June 30, 2006, there was $95,000 of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.9 years.

In April 1993, the Company adopted a Management Stock Plan. Under the Management Stock Plan, the Company may select eligible officers, other key employees and non-employee directors of the Company and its subsidiaries to receive a discretionary bonus of Common Stock (non-voting) based upon position, responsibilities, contributions and value to the Company and such other factors. The Company measures compensation expense for awards granted under the Management Stock Plan at fair value on the date of the grant and recognizes compensation expense over the related service period. The fair value of awards granted under the Management Stock Plan is determined based on the number of shares granted and the quoted price of the Company’s common stock on the date of grant. The Company reserved 2,500,000 shares of common stock (non-voting) for issuance under the Management Stock Plan. As of June 30, 2006, the Company had issued a total of 2,235,425 shares of Common Stock (non-voting) under the Management Stock Plan, of which 2,158,925 had vested.

For the three and six months ended June 30, 2006, Management Stock Plan compensation expense of approximately $43,000 and $60,000 was charged to non-cash compensation expense for grants under the Management Stock Plan. As of June 30, 2006, there was $108,000 of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested awards, which is expected to be recognized over a weighted-average period of 2 years.

The following table illustrates the effect on net loss and net loss per share for the three and six months ended June 30, 2005 as if the Company had consistently measured the compensation cost for the Company’s stock option programs under the fair value method adopted on January 1, 2006:

	Three months ended June 30, 2005	Six months ended June 30, 2005
	(unaudited)	(unaudited)
Net loss attributable to common shareholders, as reported	$(16,207,000)	$(35,701,000)
Add: pro forma compensation expense	104,000	209,000
Less: compensation expense, as reported	(9,000)	(19,000)
Pro forma net loss attributable to common shareholders	$(16,302,000)	$(35,891,000)

Basic and diluted net loss per share, as reported	$(0.83)	$(1.83)
Pro forma basic and diluted net loss per share	$(0.83)	$(1.84)

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

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or Interpretation 48. Interpretation 48, which clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold for tax positions taken or expected to be taken in a tax return. Interpretation 48 is effective for fiscal years beginning after December 15, 2006.  The Company is currently evaluating the impact, if any Interpretation 48 may have on its financial position, consolidated results of operations or statement of cash flows.

Note 3 — Acquisitions and Dispositions

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

On March 8, 2005, the Company entered into a strategic arrangement with Malara Broadcast Group, under which the Company provides advertising sales, promotion and administrative services, and selected programming to WPTA-TV and KDLH-TV in return for certain fees that will be paid by Malara Broadcast Group to the Company. The fees payable to the Company will be paid after current debt service as well as certain other expenses Malara Broadcast Group incurs directly are satisfied. During the three and six months ended June 30, 2006, Malara Broadcast Group paid the Company approximately $2,181,000 and $2,903,000, respectively, under the strategic arrangements between the companies. During the three and six months ended June 30, 2005, Malara Broadcast Group paid the Company approximately $800,000 under the strategic arrangements between the companies.  As of June 30, 2006, the total amount owed to the Company from Malara Broadcast Group totaled approximately $21,013,000.

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

The following table summarizes the allocation of the purchase price of WISE-TV on March 8, 2005. The Company obtained a valuation of certain acquired tangible and intangible assets and has finalized the allocations below to reflect such valuations. In addition, net liabilities assumed have been finalized to reflect all adjustments identified during the year of acquisition.

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

The following table summarizes the allocation of the purchase price of KDLH-TV acquired on March 8, 2005. Malara Broadcast Group obtained a valuation of certain acquired tangible and intangible assets and has finalized the allocations below to reflect such valuations. In addition, net assets acquired have been finalized to reflect all adjustments identified during the year of acquisition.

Value at March 8, 2005
Purchase Price	$9,864,000
Net Assets Acquired	(5,086,000)
FCC License (indefinite lived)	(1,459,000)
Network Affiliation (estimated useful life, 25 years)	(612,000)
Goodwill (indefinite lived)	$2,707,000

Note 4 — Related Parties

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

On September 21, 2004, Mr. Beck resigned from the Company to accept the appointment as Ambassador/Permanent Representative of the Republic of Palau to the United Nations and entered into a separation agreement with the Company at such time. In accordance with the separation agreement, among other terms, the Company and Mr. Beck amended the Performance Award and deferral of such payments pursuant to the separation agreement. Under the amended terms of the Performance Award, Mr. Beck’s Performance Award fully vested as of the separation date and payment of $221,200 was made on September 30, 2004 to repay his outstanding promissory note to the Company. The remaining vested award of $3,065,000 is payable in cash on December 22, 2006. Mr. Beck remains on the Company’s Board of Directors

In addition, the Company modified the terms of Mr. Beck’s outstanding stock option awards to allow his options to continue to vest and have the right to exercise his options until the earlier of (i) the later of January 2, 2007 and 30 days after the last day of Mr. Beck’s continuous service on the Company’s Board of Directors and (ii) the fixed date on which each stock option award was initially set to expire.

Note 5 — Restructuring and Severance Charges

Restructuring Charges

During the three and six months ended June 30, 2006, the Company recorded a $34,000 restructuring charge related to stay-bonuses awarded to transitional employees at its Duluth, Minnesota television stations. As of June 30, 2006, the Company completed the separation payments related to the corporate restructuring charges recorded in 2004, and reduced its accrual by approximately $20,000 to adjust for payments of benefits and amounts originally accrued for.

During 2005 and 2004, the Company recorded restructuring charges in the aggregate totaling $2,474,000. Of the total $2,474,000, approximately $1,406,000 related to severance and other benefits, associated with the departure of Stuart J. Beck (see Note 4, Related Parties) and administrative support staff at the corporate office which were paid over an eighteen month period from date of separation in September 2004 through March 2006. As of June 30, 2006, the remaining restructuring charges related to employee separations, which included severance, other benefits and stay-bonuses awarded to transitional employees at its Duluth, Minnesota and Fort Wayne, Indiana television stations. The Company anticipates that from time to time it will incur minimal restructuring charges in future periods as part of its continued effort to achieve and maintain cost control initiatives at its various stations. These costs are not anticipated to be significant in nature and therefore, will not be separately disclosed herein.

At June 30, 2006, the accruals for restructuring activities were included in “other accrued liabilities” on the consolidated balance sheets and the related expense for the charge at the television stations are included in “selling, general and administrative expenses” on the consolidated statement of operations. These costs were recognized in accordance with the provisions of Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

Acquisition Charges

During 2005, the Company accrued $627,000 related to employee separations, which included severance and other benefits as part of the Company’s purchase accounting. These accrued costs were a result of employees not retained by the Company subsequent to its acquisition of its Fort Wayne, Indiana television station, which included operational through management employees.

At June 30, 2006, the accruals for acquisition activities of the television station were included in “other accrued liabilities” on the consolidated balance sheets. These charges were recognized in accordance with the provisions of Emerging Issues Task Force Issue No. 95-3 Recognition of Liabilities in Connection with a Purchase Business Combination.

The following is a reconciliation of the aggregate liability recorded for restructuring and acquisition charges as of June 30, 2006:

	Reconciliation of Aggregate Liability Recorded for Restructuring and Acquisition Charges
	Three Months Ended June 30, 2006
	March 31, 2006	Provision	Payments	June 30, 2006
Television stations	$50,000	$—	$35,800	$14,200

Total	$50,000	$—	$35,800	$14,200

	Reconciliation of Aggregate Liability Recorded for Restructuring and Acquisition Charges
	Six Months Ended June 30, 2006
	December 31, 2005	Provision	Payments	June 30, 2006
Television stations	$81,000	$34,000	$100,800	$14,200
Corporate	192,000	(20,000)	172,000	—

Total	$273,000	$14,000	$272,800	$14,200

The liability for the restructuring and acquisition charges will be paid in accordance with the provisions of the severance agreements and payments are expected to be completed at various times through 2006.

Note 6 — Debt

Current portion of long-term debt consists of the following:

	June 30, 2006	December 31, 2005
Malara Broadcast Group Senior Credit Facility	$2,985,000	$25,844,000

Total	$2,985,000	$25,844,000

Long-term debt consists of the following:

	June 30, 2006	December 31, 2005
9 3/4% Senior Secured Notes, due 2010, net of discount of $3,152,000 at June 30, 2006 and $3,504,000 at December 31, 2005	$401,848,000	$401,496,000
Malara Broadcast Group Senior Credit Facility, less current portion	26,361,000	27,375,000

Total	$428,209,000	$428,871,000

The Company’s 9 3/4 % Senior Secured Notes and Tranche A Term Loan and a Convertible Tranche B Term Loan

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

On July 5, 2006, the Company entered into a Credit and Guaranty Agreement with Silver Point Finance LLC, as Administrative Agent, and the Lenders party (the “Lenders”) thereto from time to time (the “Credit Agreement”). The Credit Agreement provides for two secured loans: a $40 million Tranche A Term Loan and a Convertible Tranche B Term Loan for $30 million. The Tranche B Term Loan is presently convertible, at the option of the Lenders in the aggregate, into 200,000 shares of the Company’s 12 ¾% Cumulative Exchangeable Preferred Stock (the “Preferred Stock”). Both term loans are secured by the existing assets of the Company and its subsidiaries generally on a pari passu basis with its Notes. Both term loans mature on December 1, 2006.  On July 5, 2006, the Company borrowed $27.5 million of the Tranche B Term Loan and approximately $19.9 million of the proceeds were used to pay interest on the Notes that was due June 1, 2006. The remaining proceeds of approximately $7.6 million became available for working capital purposes. On July 26, 2006, the Company borrowed the remaining $2.5 million of the Tranche B Term Loan and $40 million Tranche A Term Loan to complete the acquisition of WBNG-TV (see above for further details.)

In connection with the execution of the Credit Agreement, the Indenture, dated as of December 22, 2003, between the Company, the guarantors party thereto and The Bank of New York, as Trustee, as supplemented by the First Supplemental Indenture, dated as of March 9, 2005, by and between the Company, the guarantors party thereto and The Bank of New York, as Trustee (the “Indenture”), was further supplemented by the Second Supplemental Indenture, dated as of July 5, 2006, by and between the Company, the guarantors party thereto and The Bank of New York, as Trustee (the “Second Supplemental Indenture”).

The Second Supplemental Indenture adds WBNG, Inc. and WBNG License, Inc., the acquisition entities (which the Company completed the acquisition on July 26, 2006, see above for further details) as guarantors to the Indenture. The Lenders have a first lien on the assets of WBNG, Inc and WBNG License, Inc. Note holders have a second lien in the assets of WBNG, Inc and WBNG License, Inc. Additionally, the Trustee agreed to act as collateral agent for the Lenders under the Credit Agreement. The Second Supplemental Indenture also makes conforming changes necessary to allow the Company to enter into the Credit Agreement, grant liens securing that indebtedness and makes certain other changes negotiated between the Company and the beneficial owners of more than a majority of the principal amount of the outstanding Notes (the “Majority Note holders”).

In connection with the Second Supplemental Indenture, the Company entered into the Supplemental Agreement, dated as of July 5, 2006, in relation to the Second Supplemental Indenture and the Credit and Guaranty Agreement, each dated as of July 5, 2006 by and between the Company, the parties identified as “Guarantors” on the signature pages thereof  and the parties identified as “Qualified Holders” on the signature pages thereto (the “Supplemental Agreement”). The Supplemental Agreement provides the Majority Note holders, among other things, with certain consent rights to actions by the Company, including, but not limited to, incurring additional indebtedness, making certain types of investments or acquisitions, selling assets, granting additional liens on certain assets of the Company, and issuing or selling certain types of additional capital stock. The Supplemental Indenture provides that defaults under the Supplemental Agreement will be defaults under the Indenture.

The Credit Agreement contains certain covenants, including the following: (i) the Company must submit to the administrative agent a proposed comprehensive restructuring plan for the Company no later than July 14, 2006; (ii) the Company must sign a definitive agreement effectuating a comprehensive restructuring of the Company in form and substance satisfactory to the lenders holding 51% of the loans by August 15, 2006; (iii) the Company must maintain a minimum broadcast cash flow; (iv) the Company must not make or incur consolidated capital expenditures in excess of $4,038,000; and (v) the Company’s ability to incur incremental indebtedness, issue capital stock, make investments or acquire or dispose of assets is restricted.

The Credit Agreement specifies certain events of default, including the following: (i) failure to make payments when due under the Credit Agreement; (ii) certain defaults in other agreements concerning indebtedness; (iii) failure of the Company to enter into a definitive agreement effectuating a comprehensive restructuring of the Company in form and substance satisfactory to the lenders holding 51% of the loans by August 15, 2006; (iv) material breach of a representation; (v) involuntary or voluntary bankruptcy; (vi) judgment, writs or warrants of attachment in the aggregate amount in excess of $2,000,000 shall be entered or filed against the Company; (vii) the failure of Malara Broadcast Group to refinance the Malara Broadcast Group senior credit facility with a new facility from the lenders by August 15, 2006; and (viii) the failure of the Company to execute and deliver a supplement to Indenture on or prior to July 31, 2006 in accordance with the Supplemental Agreement.

On August 9, 2006, the administrative agent agreed  (i) to extend the due date by which  the Company must sign a definitive agreement effectuating a comprehensive restructuring of the Company in form and substance satisfactory to the lenders holding 51% of the loans from August 15, 2006 to August 31, 2006 and (ii) to extend the due date for Malara Broadcast Group to refinance the Malara Broadcast Group senior credit facility with a new facility with the lenders from August 15, 2006 to August 18, 2006.

On August 1, 2006, the Company entered into a Third Supplemental Indenture, by and between the Company, the guarantors party thereto and The Bank of New York, as Trustee, which amends the Indenture in accordance with the Supplemental Agreement.

The Notes and Credit Agreement are the Company’s senior secured obligations. The Notes are guaranteed by each of the Company’s restricted subsidiaries. The Credit Agreement is guaranteed by WBNG, Inc and WBNG License, Inc. The Notes, Credit Agreement and the guarantees are secured by substantially all of the Company’s assets. The Company may redeem some or all of the Notes at any time on or after December 1, 2006.

The Indenture, which governs the Company’s Notes and Credit Agreement restrict the Company’s ability and the ability of its restricted subsidiaries to, among other things: (i) incur additional debt and issue preferred stock; (ii) make certain distributions, investments and other restricted payments; (iii) create certain liens; (iv) enter into transactions with affiliates; (v) enter into agreements that restrict its restricted subsidiaries from making payments to the Company; (vi) merge, consolidate or sell substantially all of its assets; (vii) sell or acquire assets; and (viii) enter into new lines of business.

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

Malara Broadcast Group was required to make monthly principal payments on the Tranche A Term Loan and the Revolving Loan equal to the product of (i) the Repayment Percentage (which is 25% unless there is an Event of Default or the Consolidated Loan to Stick Value is less than 70%, in which case the Repayment Percentage is 100%) and (ii) the Consolidated Excess Free Cash Flow for the month preceding the month in which such installment is due, as such terms are defined in the Malara Broadcast Group Senior Credit Facility.  All such payments would have been applied first to repay the outstanding Revolving Loan to the full extent thereof (without a corresponding reduction in the Revolving Loan Commitment Amount) and second to repay the outstanding Tranche A Term Loan to the full extent thereof; provided that, if the Repayment Percentage for such monthly installment is 100%, the excess 75% of such monthly installment shall be applied first to repay the outstanding Revolving Loan to the full extent thereof and second to repay the outstanding Tranche B Term Loan to the full extent thereof. For the three and six months ended June 30, 2006, the total principal payments made on the Revolving Loan and Tranche B Term Loan approximated $640,000 and $824,000, respectively, and total principal payments made to date approximated $1,845,000.

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

Note 7 — Discontinued Operations

In accordance with the provisions of Statement 144, the operating results of KBWB-TV, San Francisco, California are reported as discontinued operations in the accompanying consolidated balance sheets and statements of operations. The assets and liabilities being disposed of have been classified as “held for sale” on the accompanying balance sheets presented, and their operations have been recorded as discontinued operations. Discontinued operations have not been segregated in the consolidated statement of cash flows and, therefore, amounts for certain captions will not agree with the accompanying consolidated balance sheets and statements of operations.

Agreements to sell KBWB and WMYD (formerly WDWB)

On September 8, 2005, the Company had entered into a definitive agreement to sell substantially all of the assets of KBWB-TV, the WB affiliate serving the San Francisco, California television market, to the AM Broadcasting KBWB, Inc. In addition, on September 8, 2005, the Company had entered into a definitive agreement to sell substantially all of the assets of WMYD-TV (formerly WDWB-TV), the WB affiliate serving the Detroit Michigan television market, to the AM Broadcasting WDWB, Inc.

On May 1, 2006, the Company terminated such agreements and entered into new separate definitive agreements to KBWB-TV serving San Francisco, California and WMYD-TV serving Detroit, Michigan to affiliates of DS Audible, LLC. The aggregate consideration that was to be received by the Company in connection with the sale of KBWB-TV was $65,000,000, before closing and other adjustments, which was payable in cash.  The aggregate consideration that was to be received by the Company in connection with the sale of WMYD-TV was $85,000,000, before closing and other adjustments which was payable in cash.

On July 17, 2006, the Company terminated its agreements to sell KBWB-TV serving San Francisco, California and WMYD-TV serving Detroit, Michigan to affiliates of DS Audible, LLC. The Company also announced its intentions to continue to market its San Francisco, California television station KBWB-TV and retain its Detroit, Michigan television station WMYD-TV. Due to the Company’s aforementioned plans and in accordance with the provisions of Statement 144, the Company will continue to report the operating results of KBWB-TV as discontinued operations for the periods ended June 30, 2006 and 2005 and their respective assets and liabilities as “held for sale” on the accompanying balance sheets for the periods ended June 30, 2006 and December 31, 2005. Furthermore, the Company will report the operating results of WMYD-TV as part of its continuing operations for the periods ended June 30, 2006 and 2005 and their respective assets and liabilities as part of the consolidated “held and used” on the accompanying balance sheets for the periods ended June 30, 2006 and December 31, 2005. In addition, the Company has recorded approximately $500,000 of depreciation expense which would have been recorded on the assets of WMYD-TV for the period September 9, 2005 through June 30, 2006, when the assets and liabilities of WMYD-TV were initially classified as “held for sale” and depreciation had ceased.

As of June 30, 2006 the aggregate assets held for sale totaled $62,245,000 and the aggregate liabilities held for sale totaled $24,134,000. Assets for which the Company anticipates it would retain the rights to in an anticipated asset sale agreement include cash and cash equivalents and accounts receivable. Cash and cash equivalents totaled $536,000 and $480,000 as of June 30, 2006 and December 31, 2005, respectively and are included in the Company’s consolidated balance sheets. Accounts receivable related to discontinued operations is included in accounts receivable, net of allowance for doubtful accounts, in the accompanying consolidated balance sheets for all periods presented. Such amounts totaled $3,438,000 (net of allowance of $35,000) as of June 30, 2006 and $3,086,000 (net of allowance of $57,000) as of December 31, 2005 and are included in the Company’s consolidated balance sheets. Net income from discontinued operations totaled $1,013,000 and $2,419,000 for the three and six months ended June 30, 2006, respectively. Net loss from discontinued operations totaled $1,235,000 and $2,869,000 for the three and six months ended June 30, 2005, respectively. Net revenues from discontinued operations were $4,491,000 and $8,966,000 for the three and six months ended June 30, 2006, respectively. Net revenues from discontinued operations were $4,350,000 and $8,465,000 for the three and six months ended June 30, 2005, respectively.

Summarized financial data for assets and liabilities held for sale are as follows:

	Balance Sheet Data
	June 30, 2006	December 31, 2005
Film contract rights	$3,191,000	$4,987,000
Property and equipment, net	3,088,000	2,999,000
Intangible and other assets, net	55,966,000	56,184,000
Total assets held for sale	$62,245,000	$64,170,000

Film contract rights payable	$21,139,000	$23,706,000
Accrued and other liabilities	2,995,000	2,710,000
Total liabilities held for sale	$24,134,000	$26,416,000

Note 8 — Condensed Consolidating Financial Information

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

BALANCE SHEET
June 30, 2006
(Unaudited)

	Granite Broadcasting Corporation	Malara Broadcast Group	Eliminations	Consolidated Company

Assets

Current assets:
Cash and cash equivalents	$9,902,869	$1,696,441	$—	$11,599,310
Accounts receivable, net	18,757,540	2,820,230	—	21,577,770
Other current assets	27,458,495	409,803	(16,606,272)	11,262,026
Assets held for sale	62,245,141	—	—	62,245,141
Due from consolidated entity	20,928,161	14,092	(20,942,253)	—

Total current assets	139,292,206	4,940,566	(37,548,525)	106,684,247

Property and equipment, net	35,501,867	9,437,980	—	44,939,847
Other non current assets	26,543,247	1,134,326	(3,646,668)	24,030,905
Intangibles, net	196,464,130	44,143,588	(27,731,100)	212,876,618

Total assets	$397,801,450	$59,656,460	$(68,926,293)	$388,531,617

Liabilities and stockholders’ deficit

Current liabilities:
Accounts payable and other accrued liabilities	$29,790,499	$234,922	$—	$30,025,421
Current portion of long-term debt	—	19,591,272	(16,606,272)	2,985,000
Other current liabilities	18,579,946	526,120	—	19,106,066
Liabilities held for sale	24,133,868	—	—	24,133,868
Due to consolidated entity	14,092	20,928,161	(20,942,253)	—

Total current liabilities	72,518,405	41,280,475	(37,548,525)	76,250,355

Long-term debt, less current portion	401,848,348	26,360,841	—	428,209,189
Other non current liabilities	53,879,829	3,852,362	(3,646,668)	54,085,523
Redeemable preferred stock	199,368,775	—	—	199,368,775
Accrued dividends on redeemable preferred stock	108,578,339	—	—	108,578,339

Stockholders’ deficit:
Common stock	199,561	—	—	199,561
Additional paid-in capital	480,480	—	—	480,480
Accumulated deficit	(438,196,612)	(11,837,218)	(27,731,100)	(477,764,930)
Treasury stock, at cost	(875,675)	—	—	(875,675)
Total stockholders’ deficit	(438,392,246)	(11,837,218)	(27,731,100)	(477,960,564)
Total liabilities and stockholders’ deficit	$397,801,450	$59,656,460	$(68,926,293)	$388,531,617

BALANCE SHEET
December 31, 2005

	Granite Broadcasting Corporation	Malara Broadcast Group	Eliminations	Consolidated Company

Assets

Current assets:
Cash and cash equivalents	$6,803,511	$1,825,533	$—	$8,629,044
Accounts receivable, net	19,373,183	3,015,363	—	22,388,546
Other current assets	10,247,659	837,466	—	11,085,125
Restricted cash equivalents	24,997,500	—	—	24,997,500
Assets held for sale	64,169,805	—	—	64,169,805
Due from consolidated entity	14,773,036	10,864	(14,783,900)	—

Total current assets	140,364,694	5,689,226	(14,783,900)	131,270,020

Property and equipment, net	37,233,128	9,342,340	—	46,575,468
Other non current assets	15,445,472	1,312,134	(3,646,668)	13,110,938
Intangibles, net	197,870,653	44,740,731	(27,731,100)	214,880,284

Total assets	$390,913,947	$61,084,431	$(46,161,668)	$405,836,710

Liabilities and stockholders’ deficit

Current liabilities:
Accounts payable and other accrued liabilities	$12,051,435	$608,036	$—	$12,659,471
Current portion of long-term debt	—	25,844,000	—	25,844,000
Other current liabilities	16,467,124	1,110,674	—	17,577,798
Liabilities held for sale	26,416,034	—	—	26,416,034
Due to consolidated entity	10,864	14,773,036	(14,783,900)	—

Total current liabilities	54,945,457	42,335,746	(14,783,900)	82,497,303

Long-term debt, less current portion	401,495,998	27,375,458	—	428,871,456
Other non current liabilities	30,276,814	3,921,019	(3,646,668)	30,551,165
Redeemable preferred stock	199,191,138	—	—	199,191,138
Accrued dividends on redeemable preferred stock	95,804,417	—	—	95,804,417

Stockholders’ deficit:
Common stock	195,783	—	—	195,783
Additional paid-in capital	393,701	—	—	393,701
Accumulated deficit	(390,513,206)	(12,547,792)	(27,731,100)	(430,792,098)
Unearned compensation	(480)	—	—	(480)
Treasury stock, at cost	(875,675)	—	—	(875,675)
Total stockholders’ deficit	(390,799,877)	(12,547,792)	(27,731,100)	(431,078,769)
Total liabilities and stockholders’ deficit	$390,913,947	$61,084,431	$(46,161,668)	$405,836,710

STATEMENT OF OPERATIONS
For the three months ended June 30, 2006
(Unaudited)

	Granite Broadcasting Corporation	Malara Broadcast Group	Eliminations	Consolidated Company

Net revenues	$26,804,561	$4,145,800	$(4,074,090)	$26,876,271

Station operating expenses:
Direct operating expenses (exclusive of depreciation and amortization expenses shown separately below)	9,595,919	1,679,177	(1,318,524)	9,956,572
Selling, general and administrative expenses (exclusive of depreciation and amortization expenses shown separately below)	7,659,418	3,065,633	(2,755,566)	7,969,485
Corporate expense (exclusive of corporate reorganization expense and depreciation expense shown separately below)	3,536,980	—		3,536,980
Corporate reorganization expense	965,219	—		965,219
Depreciation and amortization	2,070,460	339,756		2,410,216
Non-cash compensation expense	60,738	—		60,738

Operating income (loss)	2,915,827	(938,766)		1,977,061

Other expenses (income):
Interest expense	10,044,008	1,161,235		11,205,243
Interest income	(66,816)	—		(66,816)
Non-cash interest expense	958,167	74,722		1,032,889
Non-cash preferred stock dividend	6,386,961	—		6,386,961
Other	(312,325)	308,480		(3,845)

Loss from continuing operations before income taxes	(14,094,168)	(2,483,203)		(16,577,371)
Provision (benefit) for income taxes:
Current	124,865	—		124,865
Deferred	15,664,351	—		15,664,351
Total provision (benefit) for income taxes	15,789,216	—		15,789,216

Loss from continuing operations	(29,883,384)	(2,483,203)		(32,366,587)
Discontinued operations:
Income from discontinued operations, net of taxes	1,012,684	—		1,012,684

Net loss	$(28,870,700)	$(2,483,203)		$(31,353,903)

Basic and diluted loss per share from continuing operations	$(1.51)			$(1.63)
Basic and diluted income per share from discontinued operations	0.05			0.05
Basic and diluted net loss per share	$(1.46)			$(1.58)

Weighted average common shares outstanding	19,802,913			19,802,913

STATEMENT OF OPERATIONS
For the three months ended June 30, 2005
(Unaudited)

	Granite Broadcasting Corporation	Malara Broadcast Group	Eliminations	Consolidated Company

Net revenues	$26,377,998	$4,169,412	$(3,886,409)	$26,661,001

Station operating expenses:
Direct operating expenses (exclusive of depreciation and amortization expenses shown separately below)	9,760,225	1,735,742	(1,310,002)	10,185,965
Selling, general and administrative expenses (exclusive of depreciation and amortization expenses shown separately below)	7,302,826	2,813,063	(2,576,407)	7,539,482
Corporate expense (exclusive of depreciation expense shown separately below)	2,725,159	—		2,725,159
Depreciation and amortization	2,197,501	338,240		2,535,741
Performance award expense	319,797	—		319,797
Non-cash compensation expense	93,557	—		93,557

Operating income (loss)	3,978,933	(717,633)		3,261,300

Other expenses (income):
Interest expense	9,880,136	1,260,833		11,140,969
Interest income	(289,045)	—		(289,045)
Non-cash interest expense	983,626	68,952		1,052,578
Non-cash preferred stock dividend	6,386,961	—		6,386,961
Other	(1,230,395)	1,319,021		88,626

Loss from continuing operations before income taxes	(11,752,350)	(3,366,439)		(15,118,789)
Provision (benefit) for income taxes:
Current	50,541	—		50,541
Deferred	(197,190)	—		(197,190)
Total provision (benefit) for income taxes	(146,649)	—		(146,649)

Loss from continuing operations	(11,605,701)	(3,366,439)		(14,972,140)
Discontinued operations:
Loss from discontinued operations, net of taxes	(1,234,752)	—		(1,234,752)

Net loss	$(12,840,453)	$(3,366,439)		$(16,206,892)

Basic and diluted loss per share from continuing operations	$(0.60)			$(0.77)
Basic and diluted loss per share from discontinued operations	(0.06)			(0.06)
Basic and diluted net loss per share	$(0.66)			$(0.83)

Weighted average common shares outstanding	19,577,199			19,577,199

STATEMENT OF OPERATIONS
For the Six months ended June 30, 2006
(Unaudited)

	Granite Broadcasting Corporation	Malara Broadcast Group	Eliminations	Consolidated Company

Net revenues	$51,768,131	$7,753,963	$(7,844,674)	$51,677,420

Station operating expenses:
Direct operating expenses (exclusive of depreciation and amortization expenses shown separately below)	19,052,566	3,190,071	(2,430,433)	19,812,204
Selling, general and administrative expenses (exclusive of depreciation and amortization expenses shown separately below)	15,095,501	5,969,939	(5,414,241)	15,651,199
Corporate expense (exclusive of corporate reorganization expense and depreciation expense shown separately below)	6,384,782	—		6,384,782
Corporate reorganization expense	1,185,037	—		1,185,037
Depreciation and amortization	3,847,007	1,012,793		4,859,800
Performance award expense	88,831	—		88,831
Non-cash compensation expense	110,895	—		110,895

Operating income (loss)	6,003,512	(2,418,840)		3,584,672

Other expenses (income):
Interest expense	19,896,864	2,385,981		22,282,845
Interest income	(384,391)	—		(384,391)
Non-cash interest expense	2,513,554	149,816		2,663,370
Non-cash preferred stock dividend	12,773,922	—		12,773,922
Loss (gain) on extinguishments of debt	6,893,728	(6,893,728)		—
Other	(1,235,720)	1,228,517		(7,203)

(Loss) income from continuing operations before income taxes	(34,454,445)	710,574		(33,743,871)
Provision (benefit) for income taxes:
Current	270,555	—		270,555
Deferred	15,377,082	—		15,377,082
Total provision (benefit) for income taxes	15,647,637	—		15,647,637

(Loss) income from continuing operations	(50,102,082)	710,574		(49,391,508)
Discontinued operations:
Income from discontinued operations, net of taxes	2,418,676	—		2,418,676

Net (loss) income	$(47,683,406)	$710,574		$(46,972,832)

Basic and diluted loss per share from continuing operations	$(2.53)			$(2.50)
Basic and diluted income per share from discontinued operations	0.12			0.12
Basic and diluted net loss per share	$(2.41)			$(2.38)

Weighted average common shares outstanding	19,748,949			19,748,949

STATEMENT OF OPERATIONS
For the six months ended June 30, 2005
(Unaudited)

	Granite Broadcasting Corporation	Malara Broadcast Group	Eliminations	Consolidated Company

Net revenues	$48,116,691	$5,222,648	$(5,056,495)	$48,282,844

Station operating expenses:
Direct operating expenses (exclusive of depreciation and amortization expenses shown separately below)	19,541,055	2,197,427	(1,647,748)	20,090,734
Selling, general and administrative expenses (exclusive of depreciation and amortization expenses shown separately below)	14,174,634	3,711,530	(3,408,747)	14,477,417
Corporate expense (exclusive of depreciation expense shown separately below)	5,423,058	—		5,423,058
Depreciation and amortization	4,656,140	404,019		5,060,159
Performance award expense	639,594	—		639,594
Non-cash compensation expense	188,150	—		188,150

Operating income (loss)	3,494,060	(1,090,328)		2,403,732

Other expenses (income):
Interest expense	19,752,706	1,578,416		21,331,122
Interest income	(737,799)	—		(737,799)
Non-cash interest expense	1,939,002	86,133		2,025,135
Non-cash preferred stock dividend	12,773,922	—		12,773,922
Other	(1,500,595)	1,668,627		168,032

Loss from continuing operations before income taxes	(28,733,176)	(4,423,504)		(33,156,680)
Provision (benefit) for income taxes:
Current	111,679	—		111,679
Deferred	(437,072)	—		(437,072)
Total provision (benefit) for income taxes	(325,393)	—		(325,393)

Loss from continuing operations	(28,407,783)	(4,423,504)		(32,831,287)
Discontinued operations:
Loss from discontinued operations, net of taxes	(2,869,394)	—		(2,869,394)

Net loss	$(31,277,177)	$(4,423,504)		$(35,700,681)

Basic and diluted loss per share from continuing operations	$(1.45)			$(1.68)
Basic and diluted loss per share from discontinued operations	(0.15)			(0.15)
Basic and diluted net loss per share	$(1.60)			$(1.83)

Weighted average common shares outstanding	19,539,121			19,539,121

STATEMENT OF CASH FLOWS
For the six months ended June 30, 2006
(Unaudited)

	Granite Broadcasting Corporation	Malara Broadcast Group	Eliminations	Consolidated Company

Cash flows provided by (used in) operating activities	$2,444,467	$25,085,095	$(23,873,617)	$3,655,945

Cash flows from investing activities:
Investments	2,792	—	—	2,792
Sales of U.S. Government Securities	25,315,677	—	—	25,315,677
Capital expenditures	(755,383)	(515,958)	—	(1,271,341)
Net cash provided by (used in) investing activities	24,563,086	(515,958)	—	24,047,128

Cash flows from financing activities:
Payment of senior credit facility	(23,550,637)	(24,698,229)	23,873,617	(24,375,249)
Payment of deferred financing fees	(357,558)	—	—	(357,558)
Net cash used in financing activities	(23,908,195)	(24,698,229)	23,873,617	(24,732,807)

Net increase in cash and cash equivalents	3,099,358	(129,092)		2,970,266
Cash and cash equivalents, beginning of period	6,803,511	1,825,533		8,629,044
Cash and cash equivalents, end of period	$9,902,869	$1,696,441		$11,599,310

Supplemental information:
Cash paid for interest	$—	$1,906,569		$1,906,569
Cash paid for income taxes	234,537	—		234,537
Non-cash capital expenditures	17,930	41,683		59,613

STATEMENT OF CASH FLOWS
For the six months ended June 30, 2005
(Unaudited)

	Granite Broadcasting Corporation	Malara Broadcast Group	Eliminations	Consolidated Company

Cash flows (used in) provided by operating activities	$(17,021,102)	$1,400,647	$(31,716)	$(15,652,171)

Cash flows from investing activities:
Sales (purchase) of marketable securities and other investments	5,610,506	—	—	5,610,506
Proceeds from sale of assets	45,417,485	—	(45,417,485)	—
Payment for acquisition of assets	(45,843,106)	(55,303,066)	45,449,201	(55,696,971)
Proceeds (payments) from option agreements	(3,646,668)	3,646,668	—	—
Purchase of U.S. Government Securities	(24,997,500)	—	—	(24,997,500)
Capital expenditures	(972,964)	22,164	—	(950,800)
Net cash used in investing activities	(24,432,247)	(51,634,234)	31,716	(76,034,765)

Cash flows from financing activities:
Proceeds from senior credit facility	—	53,500,000		53,500,000
Payment of senior credit facility	—	(383,159)		(383,159)
Payment of deferred financing fees	(864,401)	(1,378,000)		(2,242,401)
Net cash (used in) provided by financing activities	(864,401)	51,738,841		50,874,440

Net (decrease) increase in cash and cash equivalents	(42,317,750)	1,505,254		(40,812,496)
Cash and cash equivalents, beginning of period	60,858,710	—		60,858,710
Cash and cash equivalents, end of period	$18,540,960	$1,505,254		$20,046,214

Supplemental information:
Cash paid for interest	$19,743,750	$1,289,908		$21,033,658
Cash paid for income taxes	38,250	—		38,250
Non-cash capital expenditures	153,307	—		153,307

Note 9 — Intangibles

Intangibles

Intangible assets are summarized as follows:

	June 30, 2006	December 31, 2005
	Unaudited

Goodwill	$80,296,000	$80,792,000
Network affiliations	111,421,000	111,421,000
Broadcast licenses	103,237,000	103,237,000
	294,954,000	295,450,000
Accumulated amortization	(82,077,000)	(80,570,000)

Net intangible assets	$212,877,000	$214,880,000

The Company amortizes its network affiliation agreements for which it does not make contractual payments using an estimated useful life of 25 years and amortizes its network affiliation agreements for which it makes contractual payments over the life of the contract.  The Company recorded amortization expense from continuing operations of $754,000 and $1,507,000 for the three and six ended June 30, 2006, respectively. The Company recorded amortization expense from continuing operations of $1,267,000 and $2,178,000 for the three and six ended June 30, 2005, respectively.

Note 10 - Income Taxes

The Company evaluates the realizability of its deferred taxes and reviews the requirements for a valuation allowance on a quarterly basis. The factors used to assess the likelihood of realization are the expected timing of the reversals of existing temporary differences, recoverability based on historical taxable income, projected future taxable income and tax planning strategies. The Company will revise such allowances when changes in circumstances result in changes in management’s judgment about the future realization of deferred taxes.

The provision (benefit) for income taxes for the three and six months ended June 30, 2006 and 2005 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Current	$125,000	$50,000	$270,000	$112,000
Deferred	15,664,000	(197,000)	15,377,000	(437,000)
Provision (benefit) for income taxes	$15,789,000	$(147,000)	$15,647,000	$(325,000)

The Company records a valuation allowance against its deferred tax assets arising from certain net operating losses when it is more likely than not that some portion or all of such losses will not be realized. During the quarter ended June 30, 2006, the Company recorded an income tax expense of $15,789,000 due to its deferred tax liabilities being increased through an increase to the valuation allowance. Such increase in the valuation allowance was attributable to a change in the Company’s intentions to retain its Detroit, Michigan television station WMYD-TV (see Note 7).

The increase in the valuation allowance, which will not adversely affect the Company’s statement of cash flows or liquidity, was recorded based on the Company’s existing temporary differences no longer reversing due to the Company’s intentions to retain its Detroit, Michigan television station WMYD-TV.

The Company’s net deferred income tax liability is as follows:

	June 30, 2006	December 31, 2005
	(Unaudited)
Deferred tax liability	$36,932,000	$23,125,000
Deferred tax asset	—	1,564,000
Net deferred tax liability	$36,932,000	$21,561,000

Deferred taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The net deferred tax liabilities primarily relate to differences between book and tax basis of the Company’s FCC licenses. In accordance with the adoption of FASB No. 142, Goodwill and Intangible Assets, on January 1, 2002, the Company no longer amortizes its FCC licenses for book purposes, but instead tests them for impairment annually. For tax purposes, the FCC licenses continue to be amortized and as a result, the deferred tax liabilities will increase over time.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the unaudited consolidated financial statements and notes thereto in this Quarterly Report and the audited financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-K for the year ended December 31, 2005. It includes the following sections:

•                  Executive Summary

•                  Recent Developments

•                  Critical Accounting Policies and Estimates

•                  Results of Operations

•                  Liquidity and Capital Resources

Executive Summary

We own and operate eight network affiliated television stations in geographically diverse markets reaching over 6% of the nation’s television households and have shared services agreements and advertising representation agreements (which we generally refer to as local service agreements) to provide advertising, sales, promotion and administrative services, and selected programming to two additional stations owned by Malara Broadcast Group and one additional station owned by Four Seasons Broadcast Company.  As of June 30, 2006, four of our stations are affiliated with NBC, one of our stations is affiliated with ABC and one of our stations is affiliated with CBS, our Big Three Affiliates, and two of our stations are affiliated with the Warner Bros Television Network, our WB Affiliates.  The NBC affiliates are KSEE-TV, Fresno-Visalia, California, WEEK-TV, Peoria-Bloomington, Illinois, KBJR-TV, Duluth, Minnesota - Superior, Wisconsin and WISE-TV, Fort Wayne, Indiana.  The ABC affiliate is WKBW-TV, Buffalo, New York. The CBS affiliate is WTVH-TV, Syracuse, New York.  The WB affiliates are KBWB-TV, San Francisco, California and WMYD-TV (formerly WDWB-TV), Detroit, Michigan. The two Malara Broadcast Group-owned stations to which we provide services and selected programming are WPTA-TV, the ABC affiliate serving Fort Wayne, Indiana and KDLH-TV, the CBS affiliate serving Duluth, Minnesota - Superior, Wisconsin.  The Four Seasons Broadcast Company-owned station to which we provide services is WAOE-TV, the UPN affiliate serving Peoria-Bloomington, Illinois.

Malara Broadcast Group is owned by an independent third party who owns and operates two television stations as of June 30, 2006. We do not own Malara Broadcast Group or its television stations. In order for both us and Malara Broadcast Group to continue to comply with FCC regulations, Malara Broadcast Group must maintain complete responsibility for and control over programming, finances, personnel and operations of its television stations.  However, as a result of our guarantee of the obligations incurred under Malara Broadcast Group’s senior secured credit facility and the revolving loan, arrangements under the local service agreements and put or call option agreements, under United States generally accepted accounting principles (“U.S. GAAP”), specifically, Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities (“Interpretation 46”), we are required to consolidate Malara Broadcast Group’s financial position, results of operations and statement of cash flows in our consolidated results. In addition, in accordance with the provisions of Interpretation 46, the Company did not account for the sale of the assets of WPTA-TV and no gain there from was recognized in the consolidated statements of operations.  In addition, we did not apply the provisions of purchase accounting to Malara Broadcast Group’s acquisition of WPTA-TV. Four Seasons Broadcast Company is owned by an independent third party. We do not own Four Seasons Broadcast Company or its television stations, and pursuant to Interpretation 46, we are not deemed to be the primary beneficiary of Four Seasons Broadcast Company and therefore, we have not consolidated their results.

In September 2005, we entered into a definitive agreements to sell substantially all of the assets of KBWB-TV, the WB affiliate serving the San Francisco, California television market and WMYD-TV (formerly WDWB-TV), the WB affiliate serving the Detroit Michigan television market to AM Broadcasting KBWB, Inc. and  AM Broadcasting WDWB, Inc., respectively.  On May 1, 2006, we terminated our agreements with AM Broadcasting KBWB, Inc and AM Broadcasting WDWB, Inc. for the sale of KBWB-TV and WMYD-TV, respectively. On May 1, 2006, we entered into new separate definitive agreements to sell our two WB affiliates, KBWB-TV serving San Francisco, California and WMYD-TV serving Detroit, Michigan to affiliates of DS Audible, LLC.

On May 17, 2006, we filed a lawsuit in the Delaware Court of Chancery regarding the termination by The WB Television Network Partners, L.P., or The WB, of our WB affiliation agreements for our San Francisco and Detroit television stations. The lawsuit follows the January 24, 2006 announcement of the merging of the UPN and WB television networks, and was filed against The WB, WB Communications, a division of Time Warner Entertainment Company, L.P., CBS Corporation, or CBS, and Warner Brothers Entertainment, Inc., or Warner Brothers.  The lawsuit alleges, among other things, that The WB’s premature termination of our San Francisco and Detroit network affiliation agreements, and The WB’s repudiation of agreements to extend the terms of our San Francisco and Detroit network affiliation agreements, damaged us and led to the termination of our then-existing agreements to sell those stations to wholly-owned subsidiaries of AM Media Holdings, LLC. In addition, it alleges that Warner Brothers and CBS tortuously interfered with our San Francisco and Detroit network affiliation agreements and the agreements to extend the terms of the San Francisco and Detroit network affiliation agreements. On August 4, 2006, The WB, WB Communications, Warner Brothers and CBS filed their answers to the complaint.  The WB has asserted a counterclaim against us.  The two-count counterclaim alleges that we breached the San Francisco and Detroit network affiliation agreements by failing to make certain payments thereunder and that, as of July 14, 2006, we owe The WB $2,523,428 under those agreements, plus interest thereon.

In March 2006, WMYD-TV entered into an affiliation agreement with MyNetworkTV.  MyNetworkTV has stated that the new network will be launched on September 5, 2006.  Our San Francisco television station, KBWB-TV plans to remain independent after The WB ceases to provide programming.

On July 17, 2006, we terminated our agreements to sell KBWB-TV serving San Francisco, California and WMYD-TV serving Detroit, Michigan to affiliates of DS Audible, LLC. We also announced our intentions to continue to market our San Francisco, California television station KBWB-TV and retain our Detroit, Michigan television station WMYD-TV. We have reclassified the operations of KBWB-TV as discontinued operations and the assets and liabilities as held for sale in our consolidated balance sheets and statements of operations in accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. (See Note 7. Discontinued Operations in the Notes to our Consolidated Financial Statements.)

We believe that inflation has not had a material impact on our results of operations for the three and six months ended June 30, 2006.  However, there can be no assurance that future inflation would not have an adverse impact on our operating results and financial condition.

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

First and Second Quarter Highlights

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

•                  On May 1, 2006, we entered into new separate definitive agreements to sell our two television stations, KBWB-TV serving San Francisco, California and WMYD-TV (formerly WDWB-TV) serving Detroit, Michigan to affiliates of DS Audible, LLC. The aggregate consideration that was to be received by us in connection with the sale of KBWB-TV was $65,000,000, before closing and other adjustments, which was payable in cash.  The aggregate consideration that was to be received by us in connection with the sale of WMYD-TV was $85,000,000, before closing and other adjustments, which is payable in cash.

•                  An interest payment of $19,744,000 on our 9 3/4 % Senior Secured Notes (the “Notes”) that was due on June 1, 2006 was paid on July 5, 2006, as discussed below.

Recent Developments

•                  On July 5, 2006, we entered into a Credit and Guaranty Agreement with Silver Point Finance LLC, as Administrative Agent, and the Lenders party thereto (the “Lenders”) from time to time (the “Credit Agreement”). The Credit Agreement provides for two secured loans: a $40 million Tranche A Term Loan and a Convertible Tranche B Term Loan for $30 million. The Tranche B Term Loan is presently convertible, at the option of the Lenders in the aggregate, into 200,000 shares of our 12¾% Cumulative Exchangeable Preferred Stock (the “Preferred Stock”). Both term loans are secured by our existing assets and our subsidiaries generally on a pari passu basis with the Notes. Both term loans mature on December 1, 2006. On July 5, 2006, we borrowed $27.5 million of the Tranche B Term Loan and approximately $19.9 million of the proceeds were used to pay interest on the Notes that was due June 1, 2006, thus curing the Event of Default with respect to such Notes.

•                    In connection with the execution of the Credit Agreement, the Indenture, dated as of December 22, 2003, among us, the guarantors party thereto and The Bank of New York, as Trustee, as supplemented by the First Supplemental Indenture, dated as of March 9, 2005, by and among us, the guarantors party thereto and The Bank of New York, as Trustee (the “Indenture”), was further supplemented by the Second Supplemental Indenture, dated as of July 5, 2006, by and among us, the guarantors party thereto and The Bank of New York, as Trustee (the “Second Supplemental Indenture”).

•                  The Second Supplemental Indenture adds WBNG, Inc. and WBNG License, Inc., the acquisition entities (which we completed on July 26, 2006, see below for further details) as guarantors to the Indenture. The Lenders have a first lien on the assets of WBNG, Inc and WBNG License, Inc. Note holders have a second lien in the assets of WBNG, Inc and WBNG License, Inc. Additionally, the Trustee agreed to act as collateral agent for the Lenders under the Credit Agreement. The Second Supplemental Indenture also makes conforming changes necessary to allow us to enter into the Credit Agreement, grant liens securing that indebtedness and makes certain other changes negotiated between us and the beneficial owners of more than a majority of the principal amount of the outstanding Notes (the “Majority Note holders”).

•                    In connection with the Second Supplemental Indenture, we entered into the Supplemental Agreement, dated as of July 5, 2006, in relation to the Second Supplemental Indenture and the Credit and Guaranty Agreement, each dated as of July 5, 2006 by and among us, the parties identified as “Guarantors” on the signature pages thereof  and the parties identified as “Qualified Holders” on the signature pages thereto (the “Supplemental Agreement”). The Supplemental Agreement provides the Majority Note holders, among other things, with certain consent rights to actions by our company, including, but not limited to, incurring additional indebtedness, making certain types of investments or acquisitions, selling assets, granting additional liens on certain assets of the Company, and issuing or selling certain types of additional capital stock. The Supplemental Indenture provides that defaults under the Supplemental Agreement will be defaults under the Indenture.

•                  On July 17, 2006, we and certain of our subsidiaries terminated the Purchase and Sale Agreement, dated as of May 1, 2006, by and among us, KBWB, Inc., KBWB License, Inc. and DS Audible San Francisco, LLC (“San Francisco Buyer”), as amended, by providing written notice to San Francisco Buyer.  In addition, on July 17, 2006, we and certain of our subsidiaries terminated the Purchase and Sale Agreement, dated as of May 1, 2006, by and among us, WXON, Inc., WXON License, Inc. and DS Audible Detroit, LLC (“Detroit Buyer”), as amended, by providing written notice to Detroit Buyer.

•                  In connection with termination of our agreements to sell KBWB-TV serving San Francisco, California and WMYD-TV serving Detroit, Michigan to affiliates of DS Audible, LLC, we announced our intentions to continue to market our San Francisco, California television station KBWB-TV and retain our Detroit, Michigan television station WMYD-TV. See Note 7 to the consolidated financial statements for further information on how this impacted discontinued operations as of June 30, 2006.

•                  On July 26, 2006, we borrowed the remaining $2.5 million of the Tranche B Term Loan and the $40 million Tranche A Term Loan to complete the acquisition of WBNG-TV (see below for further details.)

•                  On July 26, 2006, we and certain of our subsidiaries completed the acquisition of WBNG-TV, Channel 12, the CBS-affiliated television station serving Binghamton and Elmira, New York, for $45 million in cash, plus certain closing adjustments from Television Station Group Holdings, LLC and certain of its subsidiaries.

•                  On August 1, 2006, we entered into a Third Supplemental Indenture, by and between us, the guarantors party thereto and The Bank of New York, as Trustee, which amends the Indenture in accordance with the Supplemental Agreement.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2006 and 2005

Continuing Operations

Set forth below are significant factors that contributed to our operating results from continuing operations for the three months ended June 30, 2006 and 2005, respectively.

GROSS REVENUES BY CATEGORY,
CONSOLIDATED CONTINUING OPERATIONS

	Three Months Ended June 30,
	2006	2005	% Change
Local/Regional	$17,718,000	$16,679,000	6.2%
National	10,355,000	11,729,000	(11.7)%
Network Compensation	374,000	872,000	(57.1)%
Political	1,463,000	455,000	221.5%
Other	1,405,000	1,372,000	2.4%
Gross Revenue	31,315,000	31,107,000	0.7%
Agency Commissions	4,439,000	4,446,000	0%
Net Revenue	$26,876,000	$26,661,000	0.8%

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

Net revenue increased $215,000 or 1% to $26,876,000 for the three months ended June 30, 2006, from $26,661,000 for the three months ended June 30, 2005.  The increase was due to by increases in political advertising revenue of $1,008,000 or 222% and non-political local revenues of $1,039,000 or 6%, offset by declines in non-political national revenues of $1,374,000 or 12% and network compensation of $498,000 or 57%. The non-political local revenue increase was primarily due to the growth in the automotive, medical, competitive media and services categories. The non-political national revenue decrease was primarily due to declines in the automotive, paid programming, restaurant and grocery categories. Malara Broadcast Group’s net revenues totaled $4,146,000 or 15% and $4,169,000 or 16% of the total net revenues during the three months ended June 30, 2006 and 2005, respectively.

Direct operating expenses, consisting primarily of programming, news and engineering decreased $229,000 or 2% to $9,957,000 for the three months ended June 30, 2006 from $10,186,000 for the same period in 2005. The decrease was primarily due to lower amortization of film contract rights due to the effects favorable renewals on our existing programming commitments and the replacement of certain expensive, unprofitable programs with less expensive, profitable programming. There were no film asset write-downs during the three months ended June 30, 2006 and 2005. Selling, general and administrative expenses increased $430,000 or 6% to $7,969,000 for the three months ended June 30, 2006 from $7,539,000 for the same period in 2005. The increase was primarily due to the higher local sales commissions due to increased local sales. Malara Broadcast Group’s direct operating expenses and selling, general and administrative expenses at June 30, 2006 and 2005 totaled $671,000 and $662,000, respectively, of the total station expenses, after elimination of expenses relating to various local service agreements between us and Malara Broadcast Group.

Other Consolidated Expenses

Amortization expense decreased $513,000 or 41% during the three months ended June 30, 2006 as compared to the same period a year earlier. The decrease was primarily due to the write down of the remaining carrying value of our network affiliation agreement at our WMYD-TV television station during the fourth quarter of 2005 which was amortized during the same period in 2005. Depreciation expense increased $388,000 or 31% during the three months ended June 30, 2006 compared to the same period a year earlier.  The increase was primarily due to the incremental depreciation expense recorded during the three months ended June 30, 2006 on the assets of WMYD-TV for the period of September 9, 2005 through June 30, 2006, when the assets were classified as “held for sale” and depreciation had ceased.

Corporate expense totaled $3,537,000; an increase of $812,000 or 30% compared to $2,725,000 for the three months ended June 30, 2005. The increase was primarily due to certain professional fees originally capitalized as part of the pending station sales which subsequently were expensed upon termination of the purchase and sale agreement on July 17, 2006. Corporate reorganization expenses increased $965,000 during the three months ended June 30, 2006. The increase was due to financial advisors and other professionals retained to assist us with the evaluation of strategic options and to advise us on available financing and capital restructuring alternatives for our company. The performance award expense for the three months ended June 30, 2006 decreased of $320,000 compared to the same period in 2005. The decrease was due to the completion of amortization of the unvested portion of the performance award expense during the first three months of 2006.  Non-cash compensation expense decreased $33,000 or 35% primarily due to the forfeitures and / or fully vesting of stock awards granted in prior years during 2005, offset in part by $17,000 of non-cash compensation expense recorded during the three months ended June 30, 2006 related to stock option grants under Interpretation 123(R).

Interest expense totaled $11,205,000; an increase of $64,000 or less than 1% compared to $11,141,000 for the three months ended June 30, 2005.  Interest income totaled $67,000; a decrease of $222,000, or 77% compared to $289,000 for the three months ended June 30, 2005. The decrease was primarily due to decreased average cash balance invested during the three months ended June 30, 2006 as compared to the same period in 2005. Non-cash interest expense totaled $1,033,000; a decrease of $20,000 or 2% compared to $1,053,000 for the three months ended June 30, 2005.

We recorded as an expense the accrual of dividends on our 12 3/4% Cumulative Exchangeable Preferred Stock totaling $6,387,000 during the three months ended June 30, 2006 and 2005, respectively as required by Statement of Financial Accounting Standards No.150.

During the three months ended June 30, 2006, we recorded a current tax provision of $125,000 and a deferred tax provision of $15,664,000, compared to a current tax provision of $51,000 and a deferred tax benefit of $197,000 for the three months ended June 30, 2005.  The increased tax expense was due to our deferred tax liabilities being increased through an increase to the valuation allowance which was attributable to our recent announcement to retain our Detroit, Michigan television station WMYD-TV (See Note 10. Income Taxes in the Notes to our Consolidated Financial Statements.)

Discontinued Operations

Set forth below are significant factors that contributed to our operating results from discontinued operations for the three months ended June 30, 2006 and 2005, respectively.

GROSS REVENUES BY CATEGORY,
CONSOLIDATED DISCONTINUED OPERATIONS

	Three Months Ended June 30,
	2006	2005	% Change

Local/Regional	$2,303,000	$2,782,000	(17.2)%
National	2,787,000	2,185,000	27.6%
Political	36,000	9,000	300%
Other	117,000	145,000	(19.3)%
Gross Revenue	5,243,000	5,121,000	2.4%
Agency Commissions	752,000	771,000	(2.5)%
Net Revenue	$4,491,000	$4,350,000	3.2%

Net revenue from our discontinued operations increased $141,000 or 3% to $4,491,000 from $4,350,000 primarily due to increases in non-political national revenues of $602,000 or 28%, offset by a decrease in non-political local revenues of $479,000 or 17%. The non-political national revenue increase was primarily due to growth in the automotive, telecommunications, insurance and services categories. The non-political local revenue decrease was primarily due to declines in the competitive media, financial services and insurance categories.

Direct operating expenses from our discontinued operations, consisting primarily of programming and engineering expenses, decreased $783,000 or 34% to $1,537,000 for the three months ended June 30, 2006 from $2,320,000 for the same period in 2005. The decrease was primarily due to lower amortization of film contract rights due to the effects of the replacement of expensive, unprofitable programs with less expensive, profitable programming. There were no film asset write-downs during the three months ended June 30, 2006 and 2005. Selling, general and administrative expenses from our discontinued operations decreased $216,000 or 12% to $1,651,000 for the three months ended June 30, 2006 from $1,867,000 for the same period in 2005. The decrease was primarily due to lower advertising and promotion expenses.

Six Months Ended June 30, 2006 and 2005

Continuing Operations

Set forth below are significant factors that contributed to our operating results from continuing operations for the six months ended June 30, 2006 and 2005, respectively.

GROSS REVENUES BY CATEGORY,
CONSOLIDATED CONTINUING OPERATIONS

	Six Months Ended June 30,
	2006	2005	% Change
Local/Regional	$34,579,000	$30,409,000	13.7%
National	19,813,000	21,133,000	(6.2)%
Network Compensation	775,000	1,666,000	(53.5)%
Political	2,319,000	696,000	233.0%
Other	2,707,000	2,410,000	12.3%
Gross Revenue	60,193,000	56,314,000	6.9%
Agency Commissions	8,516,000	8,031,000	6.0%
Net Revenue	$51,677,000	$48,283,000	7.0%

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

Net revenue increased $3,394,000 or 7% to $51,677,000 for the six months ended June 30, 2006, from $48,283,000 for the six months ended June 30, 2005.  The increase was primarily due to the inclusion of two additional stations, WISE-TV and KDLH-TV in our consolidated results during the six months ended June 30, 2006 which were acquired in March 2005. The inclusion of the additional stations contributed to healthy increases in non-political local revenues of $4,170,000 or 14% and political advertising revenue of $1,623,000 or 233%, offset by decreases in non-political national revenues of $1,320,000 or 6% and network compensation of $891,000 or 54%. The non-political local revenue increase was primarily due to the growth in the medical, home improvement, legal services and services categories. The non-political national revenue decrease was primarily due to declines in the automotive, restaurant and packaged goods categories. Malara Broadcast Group’s net revenues totaled $7,754,000 or 15% and $5,223,000 or 11% of the total net revenues during the six months ended June 30, 2006 and 2005, respectively.

Direct operating expenses, consisting primarily of programming, news and engineering decreased $279,000 or 1% to $19,812,000 for the six months ended June 30, 2006 from $20,091,000 for the same period in 2005. The decrease was primarily due to lower amortization of film contract rights due to the effects favorable renewals on our existing programming commitments and the replacement of certain expensive, unprofitable programs with less expensive, profitable programming. There were no film asset write-downs during the six months ended June 30, 2006 and 2005. Selling, general and administrative expenses increased $1,174,000 or 8% to $15,651,000 for the six months ended June 30, 2006 from $14,477,000 for the same period in 2005. The increase was primarily due to higher local sales commissions due to increased local sales as well as the inclusion of WISE-TV and KDLH-TV which were acquired in March 2005. Malara Broadcast Group’s direct operating expenses and selling, general and administrative expenses at June 30, 2006 and 2005 totaled $1,315,000 and $852,000, respectively, of the total station expenses, after elimination of expenses relating to various local service agreements between us and Malara Broadcast Group.

Other Consolidated Expenses

Amortization expense decreased $671,000 or less than 31% during the six months ended June 30, 2006 as compared to the same period a year earlier. The decrease was primarily due to the write down of the remaining carrying value of our network affiliation agreement at our WMYD-TV television station during the fourth quarter of 2005 which was amortized during the same period in 2005, offset in part by the incremental amortization expense of two additional television stations, KDLH and WISE which were acquired in March 2005. Depreciation expense increased $471,000 or 16% during the six months ended June 30, 2006 compared to the same period a year earlier.  The increase was primarily due to the incremental depreciation expense of two additional television stations, KDLH and WISE which were acquired in March 2005 as well as the incremental depreciation expense recorded during the three months ended June 30, 2006 on the assets of WMYD-TV for the period of September 9, 2005 through June 30, 2006, when the assets were classified as “held for sale” and depreciation had ceased.

Corporate expense totaled $6,385,000; an increase of $962,000 or 18% compared to $5,423,000 for the six months ended June 30, 2005. The increase was primarily due to certain professional fees originally capitalized as part of the pending station sales which subsequently were expensed upon termination of the purchase and sale agreement on July 17, 2006. Corporate reorganization expenses increased $1,185,000 during the six months ended June 30, 2006. The increase was due to financial advisors and other professionals retained to assist us with the evaluation of strategic options and to advise us on available financing and capital restructuring alternatives for our company. The performance award expense for the six months ended June 30, 2006 decreased of $551,000 compared to the same period in 2005. The decrease was due to the completion of amortization of the unvested portion of the performance award expense during the first three months of 2006.  Non-cash compensation expense decreased $77,000 or 41% primarily due to the forfeitures and / or fully vesting of stock awards granted in prior years during 2005, offset in part by $34,000 of non-cash compensation expense recorded during the six months ended June 30, 2006 related to stock option grants under Interpretation 123(R).

Interest expense totaled $22,283,000; an increase of $952,000 or 4.5% compared to $21,331,000 for the three months ended June 30, 2005.  This increase is primarily due to the incremental interest expense on Malara Broadcast Group’s Senior Credit Facility which was entered in March 2005. Interest income totaled $384,000; a decrease of $354,000, or 48% compared to $738,000 for the six months ended June 30, 2005. The decrease was primarily due to decreased average cash balance invested during the six months ended June 30, 2006 as compared to the same period in 2005. Non-cash interest expense totaled $2,663,000; an increase of $638,000 or 32% compared to $2,025,000 for the six months ended June 30, 2005. The increase is due to write off deferred financing fees during the first three months of 2006 which were incurred in connection with the Malara Broadcast Group Senior Credit Facility Tranche A Term Loan in 2005, which was repaid on February 10, 2006.

We recorded as an expense the accrual of dividends on our 12 3/4% Cumulative Exchangeable Preferred Stock totaling $12,774 during the six months ended June 30, 2006 and 2005, respectively as required by Statement of Financial Accounting Standards No 150.

During the six months ended June 30, 2006, we recorded a current tax provision of $271,000 and a deferred tax provision of $15,377,000, compared to a current tax provision of $112,000 and a deferred tax benefit of $437,000 for the six months ended June 30, 2005. The increased tax expense was due to our deferred tax liabilities being increased through an increase to the valuation allowance which was attributable to our recent announcement to retain our Detroit, Michigan television station WMYD-TV (See Note 10. Income Taxes in the Notes to our Consolidated Financial Statements.)

Discontinued Operations

Set forth below are significant factors that contributed to our operating results from discontinued operations for the six months ended June 30, 2006 and 2005, respectively.

GROSS REVENUES BY CATEGORY,
CONSOLIDATED DISCONTINUED OPERATIONS

	Six Months Ended June 30,
	2006	2005	% Change

Local/Regional	$4,653,000	$5,361,000	(13.2)%
National	5,718,000	4,413,000	29.6%
Political	36,000	16,000	125%
Other	220,000	261,000	(15.7)%
Gross Revenue	10,627,000	10,051,000	5.7%
Agency Commissions	1,661,000	1,586,000	4.7%
Net Revenue	$8,966,000	$8,465,000	5.9%

Net revenue from our discontinued operations increased $501,000 or 6% to $8,966,000 from $8,465,000 primarily due to increases in non-political national revenues of $1,305,000 or 30%, offset by a decrease in non-political local revenues of $708,000 or 13%. The non-political national revenue increase was primarily due to growth in the telecommunications, insurance, movies and services categories. The non-political local revenue decrease was primarily due to declines in the restaurant, instructional schools, competitive media and insurance categories

Direct operating expenses from our discontinued operations, consisting primarily of programming and engineering expenses, decreased $1,632,000 or 35% to $3,096,000 for the six months ended June 30, 2006 from $4,728,000 for the same period in 2005. The decrease was primarily due to lower amortization of film contract rights due to the effects of the replacement of expensive, unprofitable programs with less expensive, profitable programming. There were no film asset write-downs during the six months ended June 30, 2006 and 2005. Selling, general and administrative expenses from our discontinued operations decreased $604,000 or 16% to $3,161,000 for the six months ended June 30, 2006 from $3,765,000 for the same period in 2005. The decrease was primarily due to lower advertising and promotion expenses.

Restructuring and Severance Charges

Restructuring Charges

During the three and six months ended June 30, 2006, we recorded a $34,000 restructuring charge related to stay-bonuses awarded to transitional employees at the Duluth, Minnesota television stations.  As of June 30, 2006, we completed the separation payments related to the corporate restructuring charges, and reduced our accrual by approximately $20,000 to adjust for payments of benefits and amounts originally accrued for.

During 2005 and 2004, we recorded restructuring charges in the aggregate totaling $2,474,000. Of the total $2,474,000, approximately $1,406,000 related to severance and other benefits, associated with the departure of Stuart J. Beck (see Note 4, Related Parties) and administrative support staff at the corporate office who were paid over an eighteen month period from date of separation in September 2004 through March 2006. As of June 30, 2006, the remaining restructuring charges related to employee separations, which included severance, other benefits and stay-bonuses awarded to transitional employees at the Duluth, Minnesota and Fort Wayne, Indiana television stations.  We anticipates that from time to time we will incur minimal restructuring charges in future periods as part of our continued effort to achieve and maintain cost control initiatives at our various stations. These costs are not anticipated to be significant in nature and therefore, will not be separately disclosed herein.

At June 30, 2006, the accruals for restructuring activities were included in “other accrued liabilities” on the consolidated balance sheets and the related expense for the charge at the television stations are included in “selling, general and administrative expenses” on the consolidated statement of operations.  These costs were recognized in accordance with the provisions of Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

Acquisition Charges

During 2005, we accrued $627,000 related to employee separations, which included severance and other benefits as part of our purchase accounting. These accrued costs were a result of employees not retained by us subsequent to our acquisition of the Fort Wayne, Indiana television station, which included operational through management employees.

At June 30, 2006, the accruals for acquisition activities of the television station were included in “other accrued liabilities” on the consolidated balance sheets. These charges were recognized in accordance with the provisions of Emerging Issues Task Force Issue No. 95-3 Recognition of Liabilities in Connection with a Purchase Business Combination.

The following is a reconciliation of the aggregate liability recorded for restructuring and acquisition charges as of June 30, 2006:

	Reconciliation of Aggregate Liability Recorded for Restructuring and Acquisition Charges
	Three Months Ended June 30, 2006
	March 31 2006	Provision	Payments	June 30, 2006
Television stations	$50,000	$—	$35,800	$14,200

Total	$50,000	$—	$35,800	$14,200

	Reconciliation of Aggregate Liability Recorded for Restructuring and Acquisition Charges
	Six Months Ended June 30, 2006
	December 31, 2005	Provision	Payments	June 30, 2006
Television stations	$81,000	$34,000	$100,800	$14,200
Corporate	192,000	(20,000)	172,000	—

Total	$273,000	$14,000	$272,800	$14,200

The liability for the restructuring and acquisition charges will be paid in accordance with the provisions of the severance agreements and payments are expected to be completed at various times through 2006.

Liquidity and Capital Resources

As of June 30, 2006, we had approximately $11,599,000 of cash and cash equivalents on hand. On December 31, 2005 we had $24,997,500 in U.S. government securities which were pledged to support the reimbursement obligations in the event of a draw on the letter of credit that served as collateral for the Tranche A Term Loan under Malara Broadcast Group’s Senior Credit Facility.  On February 10, 2006, the letter of credit issued in March 2005 to support the $23.5 million Tranche A Term Loan was drawn upon in satisfaction of Malara Broadcast Group’s obligations to such lenders under the Malara Tranche A Term Loan following non-renewal of the letter of credit.  We paid our reimbursement obligation to the letter of credit issuer on February 10, 2006, using U.S. government securities which had been pledged in support of such obligation.

On March 13, 2006, we retained the services of Houlihan Lokey Howard & Zukin as our financial advisors to assist us in the evaluation of strategic options and to advise us on available financing and capital restructuring alternatives.

An interest payment of $19,744,000 on our 9 ¾ Senior Secured Notes (the “Notes”) was due on June 1, 2006. Since payment was not made within 30 days after June 1, 2006, a “Event of Default” under the Indenture governing the Notes occurred.

On July 5, 2006, we entered into a Credit and Guaranty Agreement with Silver Point Finance LLC, as Administrative Agent, and the Lenders party thereto (the “Lenders”) from time to time (the “Credit Agreement”). The Credit Agreement provides for two secured loans: a $40 million Tranche A Term Loan and a Convertible Tranche B Term Loan for $30 million. The Tranche B Term Loan is presently convertible, at the option of the Lenders in the aggregate, into 200,000 shares of our 12 ¾% Cumulative Exchangeable Preferred Stock (the “Preferred Stock”). Both term loans are secured by our existing assets and our subsidiaries generally on a pari passu basis with the Notes. Both term loans mature on December 1, 2006. On July 5, 2006, we borrowed $27.5 million of the Tranche B Term Loan and approximately $19.9 million of the proceeds were used to pay interest on the Notes that was due June 1, 2006, thus curing the Event of Default with respect to such Notes. The remaining proceeds of approximately $7.6 million became available for working capital purposes. On July 26, 2006, we borrowed the remaining $2.5 million of the Tranche B Term Loan and $40 million Tranche A Term Loan to complete the acquisition of WBNG-TV as previously described.

Under the Credit Agreement, we must sign a definitive agreement effectuating a comprehensive restructuring of the Company in form and substance satisfactory to the lenders holding 51% of the loans by August 15, 2006.  The Credit Agreement specifies certain events of default, including the following: (i) failure to make payments when due under the Credit Agreement; (ii) certain defaults in other agreements concerning indebtedness; (iii) failure of the Company to enter into a definitive agreement effectuating a comprehensive restructuring of the Company in form and substance satisfactory to the lenders holding 51% of the loans by August 15, 2006; (iv) material breach of a representation; (v) involuntary or voluntary bankruptcy; (vi) judgment, writs or warrants of attachment in the aggregate amount in excess of $2,000,000 shall be entered or filed against the Company; (vii) the failure of Malara Broadcast Group to refinance the Malara Broadcast Group senior credit facility with a new facility from the lenders by August 15, 2006; and (viii) the failure of the Company to execute and deliver a supplement to Indenture on or prior to July 31, 2006 in accordance with the Supplemental Agreement.

On August 9, 2006, the administrative agent agreed  (i) to extend the due date that we must sign a definitive agreement effectuating a comprehensive restructuring of the Company in form and substance satisfactory to the lenders holding 51% of the loans from August 15, 2006 to August 31, 2006 and (ii) to extend the due date for Malara Broadcast Group to refinance the Malara Broadcast Group senior credit facility with a new facility with the lenders from August 15, 2006 to August 18, 2006.

Absent changes to our capital structure, we will not have enough cash to make the December 1, 2006 interest payment on our Notes and to repay all amounts outstanding under our Credit Agreement when due on December 1, 2006. In order to improve our existing liquidity position and to further our business strategy, we continue to explore the selling our San Francisco, California station KBWB-TV and are reviewing potential restructuring alternatives with respect to our debt and preferred stock obligations. However, under our Indenture, our use of the net proceeds from the sale of assets is restricted. Of the net asset sale proceeds, $5 million may be used for working capital purposes and the remainder must be used either:

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

The Indenture, as supplemented, provides that, prior to delivery of an acceleration notice following an event of default, we are entitled to obtain a release of the Trustee under the Indenture to use cash, including cash in the collateral account (other than asset sale proceeds required to be used as provided above), to pay operating expenses and to pay interest on the Notes.

On May 1, 2006, we entered into separate definitive agreements to sell our two television stations, KBWB-TV serving San Francisco, California and WMYD-TV (formerly WDWB-TV) serving Detroit, Michigan to affiliates of DS Audible, LLC. The aggregate consideration that was to be received by us in connection with the sale of KBWB-TV was $65,000,000, before closing and other adjustments, which was payable in cash.  The aggregate consideration that was to be received by us in connection with the sale of WMYD-TV was $85,000,000, before closing and other adjustments which was payable in cash.

On July 17, 2006, we terminated our agreements to sell KBWB-TV serving San Francisco, California and WMYD-TV serving Detroit, Michigan to affiliates of DS Audible, LLC. We also announced our intentions to continue to market our San Francisco, California television station KBWB-TV and retain our Detroit, Michigan television station WMYD-TV.

Absent a restructuring of the Company, we will not make the December 1, 2006 interest payment on our Notes or repay all amounts outstanding under our Credit Agreement when due on December 1, 2006. A lack of liquidity would have a material adverse effect on our business strategy and therefore affect our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

We have established an investment policy for investing cash that is not immediately required for working capital purposes.  Our investment objectives are to preserve capital, maximize our return on investment and to ensure we have appropriate liquidity for our cash needs. The investments are considered to be available-for-sale as defined under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. As of June 30, 2006, we had approximately $11,599,000 of cash and cash equivalents. As of June 30, 2006, we had no marketable securities.

Net Cash Used in or Provided by Operating, Investing and Financing Activities

Net cash provided by operating activities was $3,656,000 during the six months ended June 30, 2006 compared to net cash used in operating activities of $15,652,000 during the six months ended June 30, 2005. The change in 2006 from 2005 was primarily due to the interest payment of $19,744,000 on our 9 ¾ Senior Secured Notes which was not paid during the second quarter of 2006.

Net cash provided by investing activities was $24,047,000 during the six months ended June 30, 2006 compared to net cash used in investing activities of $76,035,000 during the six months ended June 30, 2005. The change in 2006 from 2005 was primarily due to the selling of our U.S. Government Securities during the three months ended March 31, 2006, as compared to the acquisition of assets and the purchase of U.S. Government Securities during the same period in 2005.

Net cash used in financing activities was $24,733,000 during the six months ended June 30, 2006 compared to net cash provided by financing activities of $50,874,000 during the six months ended June 30, 2005. The change in 2006 from 2005 is primarily due to the draw on the letter of credit we guaranteed for the Malara Broadcast Group Tranche A Term Loan during the three months ended March 31, 2006 compared to proceeds received from the Malara Broadcast Group Senior Credit Facility, offset in part by increased payments of deferred financing fees during the same period in 2005.

Our 9 3/4 % Senior Secured Notes and Tranche A Term Loan and a Convertible Tranche B Term Loan

On December 22, 2003, we completed a $405,000,000 offering of our 9 3/4 % Senior Secured Notes (the “Notes”) due December 1, 2010, at a discount, resulting in proceeds to us of $400,067,100.  Interest on the Notes is payable on December 1 and June 1 of each year, which commenced on June 1, 2004.

On July 5, 2006, we entered into a Credit and Guaranty Agreement with Silver Point Finance LLC, as Administrative Agent, and the Lenders party (the “Lenders”) thereto from time to time (the “Credit Agreement”). The Credit Agreement provides for two secured loans: a $40 million Tranche A Term Loan and a Convertible Tranche B Term Loan for $30 million. The Tranche B Term Loan is presently convertible, at the option of the Lenders in the aggregate, into 200,000 shares of our 12 ¾% Cumulative Exchangeable Preferred Stock (the “Preferred Stock”). Both term loans are secured by our existing assets and our subsidiaries generally on a pari passu basis with our Notes. Both term loans mature on December 1, 2006. On July 5, 2006, we borrowed $27.5 million of the Tranche B Term Loan and approximately $19.9 million of the proceeds were used to pay interest on the Notes that was due June 1, 2006. The remaining proceeds of approximately $7.6 million became available for working capital purposes. On July 26, 2006, we borrowed the remaining $2.5 million of the Tranche B Term Loan and $40 million Tranche A Term Loan to complete the acquisition of WBNG-TV.

In connection with the execution of the Credit Agreement, the Indenture, dated as of December 22, 2003, between us, the guarantors party thereto and The Bank of New York, as Trustee, as supplemented by the First Supplemental Indenture, dated as of March 9, 2005, by and between us, the guarantors party thereto and The Bank of New York, as Trustee (the “Indenture”), was further supplemented by the Second Supplemental Indenture, dated as of July 5, 2006, by and between us, the guarantors party thereto and The Bank of New York, as Trustee (the “Second Supplemental Indenture”).

The Second Supplemental Indenture adds WBNG, Inc. and WBNG License, Inc., the acquisition entities (which we completed the acquisition on July 26, 2006, see above for further details) as guarantors to the Indenture. The Lenders have a first lien on the assets of WBNG, Inc and WBNG License, Inc. Note holders have a second lien in the assets of WBNG, Inc and WBNG License, Inc. Additionally, the Trustee agreed to act as collateral agent for the Lenders under the Credit Agreement. The Second Supplemental Indenture also makes conforming changes necessary to allow us to enter into the Credit Agreement, grant liens securing that indebtedness and makes certain other changes negotiated between us and the beneficial owners of more than a majority of the principal amount of the outstanding Notes (the “Majority Note holders”).

In connection with the Second Supplemental Indenture, we entered into the Supplemental Agreement, dated as of July 5, 2006, in relation to the Second Supplemental Indenture and the Credit and Guaranty Agreement, each dated as of July 5, 2006 by and between us, the parties identified as “Guarantors” on the signature pages thereof  and the parties identified as “Qualified Holders” on the signature pages thereto (the “Supplemental Agreement”). The Supplemental Agreement provides the Majority Note holders, among other things, with certain consent rights to actions by us, including, but not limited to, incurring additional indebtedness, making certain types of investments or acquisitions, selling assets, granting additional liens on certain assets of the Company, and issuing or selling certain types of additional capital stock. The Supplemental Indenture provides that defaults under the Supplemental Agreement will be defaults under the Indenture.

The Notes and Credit Agreement are our senior secured obligations. The Notes are guaranteed by each of our restricted subsidiaries. The Credit Agreement is guaranteed by WBNG, Inc and WBNG License, Inc. The Notes, Credit Agreement and the guarantees are secured by substantially all of our assets. We may redeem some or all of the Notes at any time on or after December 1, 2006.

The Indenture, which governs our Notes and Credit Agreement  restricts our ability and the ability of our restricted subsidiaries to, among other things: (i) incur additional debt and issue preferred stock; (ii) make certain distributions, investments and other restricted payments; (iii) create certain liens; (iv) enter into transactions with affiliates; (v) enter into agreements that restrict our restricted subsidiaries from making payments to us; (vi) merge, consolidate or sell substantially all of our assets; (vii) sell or acquire assets; and (viii) enter into new lines of business.

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

Malara Broadcast Group was required to make monthly principal payments on the Term Loan A and the Revolving Loan equal to the product of (i) the Repayment Percentage (which is 25% unless there is an Event of Default or the Consolidated Loan to Stick Value is less than 70%, in which case the Repayment Percentage is 100%) and (ii) the Consolidated Excess Free Cash Flow for the month preceding the month in which such installment is due, as such terms are defined in the Malara Broadcast Group Senior Credit Facility.  All such payments would have been applied first to repay the outstanding Revolving Loan to the full extent thereof  (without a corresponding reduction in the Revolving Loan Commitment Amount) and second to repay the outstanding Term Loan A to the full extent thereof; provided that, if the Repayment Percentage for such monthly installment is 100%, the excess 75% of such monthly installment would have been applied first to repay the outstanding Revolving Loan to the full extent thereof and second to repay the outstanding Term Loan B to the full extent thereof. For the three and six months ended June 30, 2006, the total principal payments made on the Revolving Loan and Tranche B Term Loan approximated $640,000 and $824,000, respectively and total principal payments made to date approximated $1,841,000.

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

Under a Reimbursement Agreement dated as of March 8, 2005 (the “Reimbursement Agreement”) among us, Malara Broadcast Group and certain of Malara Broadcast Group’s subsidiaries (together with Malara, the “Malara Borrowers”), the Malara Borrowers agreed to repay us any amounts drawn on the letter of credit plus interest at a rate of 8% per annum.  We reduced the $23.5 million owed from Malara Broadcast Group under the Reimbursement Agreement by approximately $6.9 million to $16.6 million.

Our 12 3/4 % Cumulative Exchangeable Preferred Stock

Under the terms of the Certificate of Designations for our 12 3/4 % Cumulative Exchangeable Preferred Stock (the “Preferred Stock”), we are required to make the semi-annual dividends on such shares in cash beginning October 1, 2002.  The cash payment of dividends had been restricted by the terms of our previous senior credit agreement and indentures and is prohibited under the Indenture, which governs our Notes.  Consequently we have not paid the semi-annual dividend due to the holders since October 1, 2002.  During the three and six months ended June 30, 2006 a dividend payment of $6,387,000 and $12,744,000, respectively,  accrued on our Preferred Stock. As of June 30, 2006, we have recorded an aggregate of $108,578,000 in accrued dividends on our Preferred Stock. Since three or more semi-annual dividend payments have not been paid, the holders of the Preferred Stock had the right to elect the lesser of two directors or that number of directors constituting 25% of the members of the Board of Directors. On October 24, 2005, the holders of the majority of the Preferred Stock exercised their right to elect two directors to the Board of Directors of the Company. We are restricted from paying cash dividends under the Indenture, which governs our Notes, and do not anticipate paying cash dividends on our Preferred Stock in the foreseeable future.

Film Payments

As part of an overall effort to reduce station operating expenses, we have made substantial progress replacing unprofitable programming with competitive, profitable programming.

Film payments from our continuing operations for the three months ended June 30, 2006 totaled $2.3 million, as compared to the three months ended June 30, 2005 totaling $2.9 million.

Film payments from our discontinued operations for the three months ended June 30, 2006 totaled $1.2 million, as compared to the three months ended June 30, 2005 totaling $2.8 million.

No Off-Balance Sheet Arrangements

At June 30, 2006 and 2005 we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. All of our arrangements with Malara Broadcast Group are on-balance sheet arrangements.

Capital and Commercial Commitments

The following table and discussion reflect our significant contractual obligations and other commercial commitments related to continuing operations as of June 30, 2006:

	Payment Due by Period
Capital Commitment	Total	Remainder of 2006	2007 - 2008	2009 - 2010	Thereafter

9 3/4% Senior Secured Notes due 2010	$405,000,000	$—	$—	$405,000,000	$—
Interest on Senior Secured Notes	194,147,000	39,488,000	78,975,000	75,684,000	—
Malara Broadcast Group Senior Credit Facility (b)	29,346,000	1,417,000	7,379,000	20,550,000	—
Interest on Malara Broadcast Group Senior Credit Facility (c)	11,314,000	1,838,000	6,513,000	2,963,000	—
Senior Credit Agreement — Tranche A and Tranche B Term Loans (e)	70,000,000	70,000,000	—	—	—
Interest on - Senior Credit Agreement (f)	2,787,000	2,787,000	—	—	—
Program contract commitments — current	22,590,000	7,414,000	5,924,000	3,910,000	5,342,000
Program contract commitments - future (d)	19,217,000	1,515,000	10,417,000	6,511,000	774,000
Operating leases	8,831,000	634,000	1,936,000	1,928,000	4,333,000
Network Affiliations	1,021,000	1,021,000	—	—	—
12 3/4% Cumulative Exchangeable Preferred Stock, including accrued dividends (a)	377,670,000	—	—	377,670,000	—
Restructuring and severance	14,000	14,000	—	—	—
Total capital and commercial commitments	$1,141,937,000	$126,128,000	$111,144,000	$894,216,000	$10,449,000

(a)             As of June 30, 2006, the Cumulative Exchangeable Preferred Stock, including accrued dividends totaled $307,947,000. The table above includes the balance as of June 30, 2006 and the expected accrued dividends through April 2009, the date of redemption. Payment of cash dividends are restricted by the terms of the Indenture, which governs our existing Senior Secured Notes.

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

(e)             On July 5, 2006, we entered into a Senior Credit Agreement with Silver Point Finance LLC. The Credit Agreement provides for two secured loans: a $40 million Tranche A Term Loan and a Convertible Tranche B Term Loan for $30 million. Both term loans mature on December 1, 2006. The Tranche B Term Loan is presently convertible, at the option of the Lenders in the aggregate, into 200,000 shares of our 12 ¾% Cumulative Exchangeable Preferred Stock. On July 5, 2006, we borrowed $27.5 million on the Tranche B Term Loan. On July 26, 2006, we borrowed the remaining $2.5 million on the Tranche B Term Loan and the $40 million Tranche A Term Loan. The above amount represents the entire borrowings on the Senior Credit Agreement as of July 26, 2006.

(f)               The amounts are our estimates of required interest payments under the Senior Credit Agreement. The actual interest payments may vary based upon the actual LIBOR rates obtained during the term of the Senior Credit Agreement (see (e) above).

The following table and discussion reflect our significant contractual obligations and other commercial commitments related to discontinued operations as of June 30, 2006:

	Payment Due by Period
Capital Commitment	Total	Remainder of 2006	2007 - 2008	2009 - 2010	Thereafter

Program contract commitments — current	$21,139,000	$10,158,000	$8,051,000	$2,930,000	$—
Program contract commitments - future (a)	7,530,000	365,000	2,210,000	4,955,000	—
Network Affiliation	2,133,000	2,133,000	—	—	—
Operating leases	3,338,000	377,000	1,492,000	1,124,000	345,000

Total capital and commercial commitments	$34,140,000	$13,033,000	$11,753,000	$9,009,000	$345,000

(a)             Program contract commitments — future reflect a license agreement for program material that is not yet available for its first broadcast and is therefore not recorded as an asset or liability on our consolidated balance sheet in accordance with the provisions of Statement of Financial Accounting Standards No. 63, Financial Reporting for Broadcasters.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or Interpretation 48. Interpretation 48, which clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold for tax positions taken or expected to be taken in a tax return. Interpretation 48 is effective for fiscal years beginning after December 15, 2006.  We are currently evaluating the impact, if any Interpretation 48 may have on our financial position, consolidated results of operations or statement of cash flows.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The interest rate on our outstanding Senior Secured Notes is fixed at 9.75%.  Consequently, our earnings will not be affected by changes in short-term interest rates.

Interest rates associated with Malara Broadcast Group’s March 8, 2005, Tranche A Term Loan, which was repaid on February 10, 2006, were based, at Malara Broadcast Group’s option, at either (i) the higher of the Prime Rate or the Federal Funds Effective Rate plus 0.50% (the “Base Rate”) or (ii) the Adjusted Eurodollar Rate plus 0.60% per annum, as such terms are defined in the Malara Broadcast Group Senior Credit Facility.  Interest rates associated with Malara Broadcast Group’s March 8, 2005, Tranche B Term Loan and Revolving Loan are based, at Malara Broadcast Group’s option, at either (i) the Base Rate plus 4.625% per annum or (ii) the Adjusted Eurodollar Rate plus 7.375% per annum.  In addition, Deferred Interest (as defined in the Malara Broadcast Group Senior Credit Facility) accrues with respect to, and is added to the principal amount of, the Term Loan B and Revolving Loan at a rate of 3% per annum.  At March 31, 2005, the six-month Adjusted Eurodollar Rate was 3.21%.  Malara Broadcast Group has not entered into any agreements to hedge the risk of potential interest rate increases.  Based on borrowings outstanding as of June 30, 2006, a 2% increase in the Adjusted Eurodollar Rate would increase interest expense on an annual basis by approximately $1,070,000.

Interest rates associated with the Company’s July 5, 2006 $40 million Tranche A Term Loan and $30 million Tranche B Term Loan is based at the Company’s option at either (i) the LIBOR rate plus 5.00% (the “LIBOR Rate Loan”) or (ii) the higher of the Prime Rate or the Federal Funds Effective Rate plus 6.00% (the “Base Rate”). The Company elected the LIBOR Rate Loan option.  At July 5, 2006, the three-month LIBOR Rate was 5.51%.  The Company has not entered into any agreements to hedge the risk of potential interest rate increases.  Based on borrowings outstanding as of July 5, 2006, a 1% increase in the LIBOR Rate would increase interest expense on an annual basis by approximately $230,000.

Item 4.  Controls and Procedures

As of June 30, 2006, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2006.  There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

Harbinger Proceedings.  On June 7, 2006, Harbinger Capital Partners Master Fund I, Ltd. (“Harbinger”), a holder of 12¾% Cumulative Exchangeable Preferred Stock (“Preferred Stock”) of the Company, filed a lawsuit (the “Delaware Harbinger Suit”) in the Court of Chancery of the State of Delaware in and for New Castle County (the “Chancery Court”), C.A. No. 2205-N, against Granite Broadcasting Corporation, DS Audible San Francisco, LLC (“DS San Francisco”) and DS Audible Detroit, LLC (“DS Detroit,” and together with DS San Francisco, “DS Audible”) alleging that the proposed sales (the “Sales”) by the Company of TV Stations KBWB-TV and WDWB-TV to DS Audible pursuant to Asset Purchase Agreements dated as of May 1, 2006 (the “Sale Agreements”) constituted fraudulent conveyances under the New York Uniform Fraudulent Conveyance Act and the California and Michigan Uniform Fraudulent Transfer Acts, and seeking to have the Delaware Court enjoin the Sales, or if the Sales occurred, to rescind the Sales, as well as damages. The Company believes that the Delaware Harbinger Suit is without merit and on June 13, 2006, filed a Motion to Dismiss and requested an expedited hearing with respect thereto. Additionally, the Company believes the Petition to Deny is without merit and that Harbinger lacks standing before the FCC, and on June 12, 2006 the Company filed an Opposition to Petition to Deny with the FCC. On June 29, 2006, the Chancery Court granted the Company’s Motion to Dismiss the Delaware Harbinger Suit. On or about June 30, 2006, the plaintiffs filed a notice of appeal of the Chancery Court’s Memorandum Opinion and Order dismissing the lawsuit. The Company intends to continue to vigorously defend this lawsuit on appeal.

Also on June 7, 2006, Harbinger filed a Petition to Deny before the Federal Communications Commission (the “FCC”) requesting that the FCC not consent to the transfer of FCC licenses relating to KBWB-TV and WDWB-TV pending resolution of the Delaware Harbinger Suit. The FCC’s Media Bureau (“Bureau”) denied the petition and granted the assignment application in June 2006.  On July 24, 2006, Harbinger filed a petition for reconsideration seeking Bureau reconsideration of its June decision.  On July 25, 2006, the Company notified the FCC that it had decided not to consummate the assignment of the Stations.  The Company subsequently notified the FCC that it did not intend to respond to the petition for reconsideration because it is mooted by the withdrawal of the assignment applications because the assignment of the Stations to DS Audible will not be consummated.

The WB Suit.  On May 17, 2006, Granite Broadcasting Corporation and certain of its subsidiaries filed a lawsuit in the Delaware Court of Chancery regarding the termination by The WB Television Network Partners, L.P. (“The WB”) of Granite’s WB affiliation agreements for its San Francisco and Detroit television stations. The lawsuit follows the January 24, 2006 announcement of the merging of the UPN and WB television networks, and was filed against The WB, WB Communications, a division of Time Warner Entertainment Company, L.P., CBS Corporation (“CBS”) and Warner Brothers Entertainment, Inc. (“Warner Brothers”). The lawsuit alleges, among other things, that The WB’s premature termination of Granite’s San Francisco and Detroit network affiliation agreements, and The WB’s repudiation of agreements to extend the terms of Granite’s San Francisco and Detroit network affiliation agreements, damaged Granite and its subsidiaries and led to the termination of their then-existing agreements to sell those stations to wholly-owned subsidiaries of AM Media Holdings, LLC. In addition, it alleges that Warner Brothers and CBS tortuously interfered with Granite’s San Francisco and Detroit network affiliation agreements and the agreements to extend the terms of the San Francisco and Detroit network affiliation agreements. On August 4, 2006, The WB, WB Communications, Warner Brothers and CBS filed their answers to the complaint.  The WB has asserted a counterclaim against us.  The two-count counterclaim alleges that we breached the San Francisco and Detroit network affiliation agreements by failing to make certain payments thereunder and that, as of July 14, 2006, we owe The WB $2,523,428 under those agreements, plus interest thereon.

Item 1A.  Risk Factors

Our 2005 Annual Report on Form 10-K includes a detailed discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in that Form 10-K.

    We have limited sources of liquidity and no working capital facility and therefore will not be able to service all of our obligations, absent changes in our capital structure.

Our source of available liquidity is our cash. Absent changes to our capital structure we will not have enough cash to make the interest payment of $19,744,000 on our Notes on December 1, 2006, repay the loans under our Credit Agreement due on December 1, 2006 or otherwise service our existing obligations on an ongoing basis.  Lack of liquidity would have a material adverse effect on our ability to implement our business strategy and continue as a going concern. We have engaged the services of Houlihan Lokey Howard & Zukin as our financial advisor to assist us in the evaluation of strategic options and to advise us on available financing and capital restructuring alternatives. There can be no assurance that any transaction will occur or, if one is undertaken, of its potential terms or timing. See “Liquidity and Capital Resources” in our Management’s Discussion and Analysis for further details.

Our Credit Agreement requires us to enter into an agreement effectuating a comprehensive restructuring of the Company in a form acceptable to the requisite lenders under the Credit Agreement by August 31, 2006.

Under the terms of the Credit Agreement, on or before August 31, 2006, the Company must execute an agreement effectuating a comprehensive restructuring of the Company in a form acceptable to the requisite lenders under the Credit Agreement (the “Restructuring Plan”).  A failure to enter into the Restructuring Plan by August 31, 2006 would constitute an event of default under the Credit Agreement, which causes the obligations of the Company under both the Credit Agreement and the Indenture to become immediately due and payable.  There can be no assurance that the Company will be able to enter into a Restructuring Plan acceptable to the requisite lenders under the Credit Agreement by August 31, 2006.

The failure of Malara Broadcast Group to refinance the existing Malara Broadcast Group Senior Credit Facility with a new credit facility with the lenders under our Credit Agreement by August 18, 2006 would constitute an event of Default under our Credit Agreement.

Under our Credit Agreement, it is an event of default if Malara Broadcast Group fails to refinance the existing Malara Broadcast Group Senior Credit Facility with a new credit facility with the lenders under our Credit Agreement by August 18, 2006.  The occurrence of an Event of Default under our Credit Agreement would cause the Company’s obligations under both the Credit Agreement and the Indenture to become immediately due and payable.  There can be no assurance that Malara Broadcast Group will be able to refinance the existing Malara Broadcast Group Senior Credit Facility by August 18, 2006.

The Tranche B Term Loan under our Credit Agreement is convertible, at the option of the lenders, into shares of the Company’s 12 ¾% Cumulative Exchangeable Preferred Stock (“Preferred Stock”).

The outstanding principle amount of any Tranche B Term Loan held by a lender is convertible in accordance with the terms of the Credit Agreement into shares of Preferred Stock equal to the result obtained by dividing the principal amount being converted by the conversion price, as adjusted under the Credit Agreement.  The conversion price is initially $150/per share, which means the $30 million Tranche B Term Loan is initially convertible into 200,000 shares of Preferred Stock.  The conversion of the Tranche B Term Loan could decrease the price of our Preferred Stock.

The Credit Agreement further provides that if the Company is party to any transaction in which the previously outstanding Preferred Stock shall be changed into or exchanged for different securities of the Company or securities of another corporation or other entity, then as a condition to consummation of such transaction adequate provision shall be made so that each lender with respect to a Tranche B Term Loan shall be entitled, upon conversion, to: (i) the aggregate amount of stock, cash and/or other property, as the case may be, into which or for which each share of Preferred Stock is changed or exchanged times (ii) the number of shares of Preferred Stock into which the then outstanding principal amount of such lender’s Tranche B Term Loan is convertible immediately prior to the consummation of such transaction.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

An interest payment of $19,744,000 on the Company’s 9 3/4 % Senior Secured Notes (the “Notes”) was due on June 1, 2006. Since payment was not made within 30 days after June 30, 2006, an “Event of Default” under Indenture governing the Notes had occurred.  On July 5, 2006, the Company made the interest payment due on June 1, 2006, thereby curing the Event of Default.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Description of Exhibit

3.1	June 26, 2006 Amendments to Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on July 3, 2006)

3.2	Certificate of Retirement of 12 3/4% Cumulative Exchangeable Preferred Stock of the Company (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on July 3, 2006)

3.3

Certificate of Increase of Authorized Number of Shares of 12¾% Cumulative Exchangeable Preferred Stock of Granite Broadcasting Corporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on July 6, 2006)

3.4

Corrected Certificate of Retirement of 12¾% Cumulative Exchangeable Preferred Stock of Granite Broadcasting Corporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on July 19, 2006)

3.5

Corrected Certificate of Increase of Authorized Number of Shares of 12¾% Cumulative Exchangeable Preferred Stock of Granite Broadcasting Corporation (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on July 3, 2006)

4.1

Credit and Guaranty Agreement, dated as of July 5, 2006, among Granite Broadcasting Corporation, the subsidiaries of Granite Broadcasting Corporation, Silver Point Finance LLC, as Administrative Agent, and the Lenders party thereto from time to time (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on July 6, 2006)

4.2

Second Supplemental Indenture, dated as of July 5, 2006, by and among Granite Broadcasting Corporation, the guarantors party thereto and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on July 6, 2006)

4.3

Supplemental Agreement, dated as of July 5, 2006, in relation to Second Supplemental Indenture and Credit and Guaranty Agreement, each dated as of July 5, 2006, by and among Granite Broadcasting Corporation, the parties identified as “Guarantors” on the signature pages thereof and the parties identified as “Qualified Holders” on the signature pages thereto (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed on July 6, 2006)

4.4

Third Supplemental Indenture, dated as of August 1, 2006, by and among Granite Broadcasting Corporation, the guarantors party thereto and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4 to our Current Report on Form 8-K filed on August 7, 2006)

10.1

Purchase and Sale Agreement, dated as of May 1, 2006, by and among DS Audible San Francisco LLC, Granite Broadcasting Corporation, KBWB, Inc, and KBWB License, Inc. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on May 5, 2006)

10.2

Purchase and Sale Agreement, dated as of May 1, 2006, by and among DS Audible Detroit LLC, Granite Broadcasting Corporation, WXON, Inc, and WXON License, Inc. (incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K filed on May 5, 2006)

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

GRANITE BROADCASTING CORPORATION
Registrant

Date: August 14, 2006	/s/	W. DON CORNWELL
(W. Don Cornwell)
Chief Executive Officer

Date: August 14, 2006	/s/	LAWRENCE I. WILLS
(Lawrence I. Wills)
Senior Vice President — Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit No.	Description of Exhibit

3.1	June 26, 2006 Amendments to Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on July 3, 2006)

3.2	Certificate of Retirement of 12 3/4% Cumulative Exchangeable Preferred Stock of the Company (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on July 3, 2006)

3.3

Certificate of Increase of Authorized Number of Shares of 12¾% Cumulative Exchangeable Preferred Stock of Granite Broadcasting Corporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on July 6, 2006)

3.4

Corrected Certificate of Retirement of 12¾% Cumulative Exchangeable Preferred Stock of Granite Broadcasting Corporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on July 19, 2006)

3.5

Corrected Certificate of Increase of Authorized Number of Shares of 12¾% Cumulative Exchangeable Preferred Stock of Granite Broadcasting Corporation (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on July 3, 2006)

4.1

Credit and Guaranty Agreement, dated as of July 5, 2006, among Granite Broadcasting Corporation, the subsidiaries of Granite Broadcasting Corporation, Silver Point Finance LLC, as Administrative Agent, and the Lenders party thereto from time to time (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on July 6, 2006)

4.2

Second Supplemental Indenture, dated as of July 5, 2006, by and among Granite Broadcasting Corporation, the guarantors party thereto and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on July 6, 2006)

4.3

Supplemental Agreement, dated as of July 5, 2006, in relation to Second Supplemental Indenture and Credit and Guaranty Agreement, each dated as of July 5, 2006, by and among Granite Broadcasting Corporation, the parties identified as “Guarantors” on the signature pages thereof and the parties identified as “Qualified Holders” on the signature pages thereto (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed on July 6, 2006)

4.4

Third Supplemental Indenture, dated as of August 1, 2006, by and among Granite Broadcasting Corporation, the guarantors party thereto and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4 to our Current Report on Form 8-K filed on August 7, 2006)

10.1

Purchase and Sale Agreement, dated as of May 1, 2006, by and among DS Audible San Francisco LLC, Granite Broadcasting Corporation, KBWB, Inc, and KBWB License, Inc. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on May 5, 2006)

10.2

Purchase and Sale Agreement, dated as of May 1, 2006, by and among DS Audible Detroit LLC, GraniteBroadcasting Corporation, WXON, Inc, and WXON License, Inc. (incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K filed on May 5, 2006)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. §7241)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. §7241)

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350)