Form 10-Q
period 2006-09-30
GRANITE BROADCASTING CORP
filed 2006-11-14
CIK 839621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

(APPLICABLE ONLY TO CORPORATE ISSUERS:)

As of November 3, 2006, the Registrant had 98,250 shares of Class A Voting Common Stock, par value $.01 per share outstanding; and 19,859,046 shares of Common Stock (Nonvoting), par value $.01 per share outstanding.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Any statements that are included or incorporated by reference in this report or that are otherwise attributable to us or persons acting on our behalf, other than statements of historical fact, which address activities, events or developments that we expect or anticipate will or may occur in the future, including, without limitation, statements regarding expected financial performance; future capital expenditures; projected revenue growth or synergies resulting from acquisitions and other transactions; anticipated completion of sales of assets under contracts of sale; efforts to control or reduce costs; contingent liabilities; development or purchase of new programming; financing and reorganization efforts; expected competition; use of digital spectrum; our ability to service our outstanding debt; and business strategy, are “forward-looking statements”—that is, statements related to future, not past, events that are subject to risks and uncertainties. These forward-looking statements generally can be identified as statements that include phrases such as “believe”, “project”, “target”, “predict”, “estimate”, “forecast”, “strategy”, “may”, “goal”, “expect”, “anticipate”, “intend”, “plan”, “foresee”, “likely”, “will”, “should” or other similar words or phrases.  Although we believe such statements are based on reasonable assumptions, actual outcomes and results may differ materially from those projected.  Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.  Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, those factors described under Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission as modified by those factors described under Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q. We undertake no obligation to update forward-looking statements, whether as a result of new information, future developments or otherwise, and disclaim any obligation to do so.

PART I. FINANCIAL INFORMATION

Item 1.                         Financial Statements

GRANITE BROADCASTING CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30, 2006	December 31, 2005
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$18,228,888	$8,629,044
Restricted cash equivalents	—	24,997,500
Accounts receivable, less allowance for doubtful accounts ($431,236 at September 30, 2006 and $632,156 at December 31, 2005)	20,044,498	22,388,546
Film contract rights	10,047,992	7,331,096
Other current assets	8,433,125	7,213,936
Total current assets	56,754,503	70,560,122

Restricted cash equivalents	1,000,000	—
Property and equipment, net	51,711,571	49,574,351
Film contract rights	14,192,667	2,548,419
Other non current assets	1,895,948	836,975
Deferred financing fees, less accumulated amortization ($8,658,900 at September 30, 2006 and $4,334,405 at December 31, 2005)	10,750,930	11,757,197
Goodwill	98,607,697	71,346,231
Broadcast licenses, net	135,828,727	134,038,727
Network affiliations, net	72,820,977	65,174,688
Total assets	$443,563,020	$405,836,710

Liabilities and stockholders’ deficit

Current liabilities:
Accounts payable	$3,816,143	$1,828,003
Accrued interest	13,793,129	3,290,625
Other accrued liabilities	8,097,368	8,236,736
Film contract rights payable	28,150,678	23,167,285
Current portion of long-term debt	73,272,000	25,844,000
Other current liabilities	11,934,481	9,120,118
Total current liabilities	139,063,799	71,486,767

Long-term debt, less current portion	428,033,988	428,871,456
Film contract rights payable	22,893,528	12,972,056
Deferred tax liability	49,006,509	21,560,807
Redeemable preferred stock	199,457,594	199,191,138
Accrued dividends on redeemable preferred stock	114,965,300	95,804,417
Other non current liabilities	4,201,515	7,028,838

Stockholders’ deficit:
Common stock: 41,000,000 shares authorized consisting of 1,000,000 shares of Class A Common Stock, $.01 par value, and 40,000,000 shares of Common Stock (Nonvoting), $.01 par value; 98,250 shares of Class A Common Stock and 19,859,046 shares of Common Stock (Nonvoting) (19,480,142 shares at December 31, 2005) issued and outstanding at September 30, 2006.	199,572	195,783
Additional paid-in capital	514,214	393,701
Accumulated deficit	(513,897,324)	(430,792,098)
Unearned compensation	—	(480)
Treasury stock, at cost	(875,675)	(875,675)
Total stockholders’ deficit	(514,059,213)	(431,078,769)
Total liabilities and stockholders’ deficit	$443,563,020	$405,836,710

See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Net revenues	$30,109,194	$28,157,111	$90,752,825	$84,905,032
Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization expenses shown separately below)	14,000,653	14,070,502	36,901,185	38,889,258
Selling, general and administrative expenses (exclusive of depreciation and amortization expenses shown separately below)	9,988,639	9,407,424	28,808,803	27,649,367
Corporate expense (exclusive of depreciation expense shown separately below)	2,726,425	2,558,465	8,912,073	7,981,523
Corporate reorganization expense	2,923,159	—	4,307,330	—
Depreciation	2,141,351	1,434,789	5,494,196	4,709,146
Amortization of intangible assets	826,755	1,951,672	2,333,710	6,386,779
Performance award expense	—	319,797	88,831	959,391
Non-cash compensation expense (1)	36,710	94,146	147,605	282,296

Operating (loss) income	(2,534,498)	(1,679,684)	3,759,092	(1,952,728)

Other expenses (income):
Interest expense	12,592,686	11,172,520	34,875,531	32,503,642
Interest income	(152,666)	(574,854)	(537,057)	(1,312,653)
Non-cash interest expense	2,806,560	1,124,056	5,760,172	3,341,809
Non-cash preferred stock dividend	6,386,961	6,386,961	19,160,883	19,160,883
Other	(14,800)	22,080	(22,003)	190,112
Loss before income taxes	(24,153,239)	(19,810,447)	(55,478,434)	(55,836,521)
Provision (benefit) for income taxes:
Current	(95,732)	52,980	174,823	164,375
Deferred	12,074,887	(209,066)	27,451,969	(645,854)
Total provision (benefit) for income taxes	11,979,155	(156,086)	27,626,792	(481,479)

Net loss	$(36,132,394)	$(19,654,361)	$(83,105,226)	$(55,355,042)

Basic and diluted net loss per share	$(1.81)	$(1.00)	$(4.19)	$(2.83)

Weighted average common shares outstanding	19,956,876	19,578,392	19,818,258	19,552,211

(1)             Allocation of non-cash compensation expense to other operating expenses:

Operating expense - Selling, general and administrative expenses	$16,956	$19,456	$50,868	58,226
Corporate expense	19,754	74,690	96,737	224,070
Non-cash compensation expense	$36,710	$94,146	$147,605	$282,296

See accompanying notes.

GRANITE BROADCASTING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2006	2005

Cash flows from operating activities:
Net loss	$(83,105,226)	$(55,355,042)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of intangible assets	2,333,710	6,386,779
Depreciation	5,494,196	4,709,146
Performance award expense	88,831	959,391
Non-cash compensation expense	147,605	282,296
Non-cash interest expense	5,760,172	3,341,809
Non-cash preferred stock dividend	19,160,883	19,160,883
Film amortization and impairment	9,587,371	12,764,422
Deferred tax provision (benefit)	27,626,792	(481,479)
Change in assets and liabilities:
Decrease in accounts receivable	3,879,803	3,165,483
Increase in accrued liabilities	10,140,578	8,350,196
Increase (decrease) in accounts payable	1,972,131	(775,782)
WB affiliation payment	—	(1,261,714)
Increase in film contract rights and other assets	(26,216,072)	(4,838,388)
Increase (decrease) in film contract rights payable and other liabilities	13,542,424	(7,960,282)
Net cash used in operating activities	(9,586,802)	(11,552,282)

Cash flows from investing activities:
Sales of marketable securities and other investments	2,792	5,600,506
Payment for acquisition of assets	(45,253,312)	(55,742,424)
Sales (purchase) of U.S. Government Securities	25,315,677	(24,997,500)
Capital expenditures	(1,895,411)	(2,755,698)
Net cash used in investing activities	(21,830,254)	(77,895,116)

Cash flows from financing activities:
Proceeds from senior credit facility	—	53,500,000
Proceeds from senior credit agreement	70,000,000	—
Payment of senior credit facility	(24,664,872)	(691,884)
Payment of deferred financing fees	(3,318,228)	(2,242,401)
Net cash provided by financing activities	42,016,900	50,565,715

Net increase (decrease) in cash and cash equivalents	10,599,844	(38,881,683)
Cash and cash equivalents, beginning of period	8,629,044	60,858,710
Cash and cash equivalents, end of period	$19,228,888	$21,977,027

Supplemental information:
Cash paid for interest	$23,718,309	$22,096,374
Cash paid for income taxes	242,500	116,766
Non-cash capital expenditures	190,082	258,833

See accompanying notes.

GRANITE BROADCASTING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 — Operations of the Company

The business operations of Granite Broadcasting Corporation and its wholly owned subsidiaries (the “Company”) consist of nine full-power television stations in the United States, consisting of four NBC-affiliated television stations, one ABC-affiliated station, two CBS-affiliated television stations, one MyNetworkTV-affiliated station and one independent station. The Company’s stations are located in New York, California, Michigan, Indiana, Illinois and Minnesota. Through various local service agreements (as fully discussed below), the Company provides advertising sales, promotion, administrative services and selected programming to two television stations owned and controlled by Malara Broadcast Group, Inc (“Malara Broadcast Group”) and one television station owned and controlled by Four Seasons Broadcast Company.

As more fully discussed in Note 3, the Company acquired the Binghamton, New York CBS affiliate, WBNG-TV from Television Station Group Holdings, LLC on July 26, 2006. In March 2005, the Company sold its Fort Wayne, Indiana ABC affiliate, WPTA-TV, to Malara Broadcast Group and acquired the Fort Wayne, Indiana NBC affiliate, WISE-TV from New Vision Group, LLC. Malara Broadcast Group also acquired KDLH-TV, the CBS affiliate serving Duluth, Minnesota from New Vision Group, LLC. The Company entered into a strategic arrangement with Malara Broadcast Group, under which the Company provides advertising sales, promotion and administrative services, and selected programming to WPTA-TV and KDLH-TV under local services agreements. Although the Company does not own or control Malara Broadcast Group or its television stations, the Company is deemed to be the primary beneficiary of Malara Broadcast Group as defined under Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities (“Interpretation 46”). As a result, Interpretation 46 requires the Company to consolidate Malara Broadcast Group’s financial position, results of operations and cash flows.

In September 2005, the Company entered into a strategic arrangement with Four Seasons Broadcast Company, under which the Company provides advertising sales, promotion and administrative services, and selected programming to WAOE-TV under local services agreements. The Company does not own or control Four Seasons Broadcast Company or its television stations, and pursuant to Interpretation 46, the Company is not deemed to be the primary beneficiary of Four Seasons Broadcast Company and therefore, has not consolidated their results with the Company’s.

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

On September 8, 2005, the Company had entered into a definitive agreement to sell substantially all of the assets of KBWB-TV, the then WB affiliate serving the San Francisco, California television market, to AM Broadcasting KBWB, Inc. In addition, on September 8, 2005, the Company had entered into a definitive agreement to sell substantially all of the assets of WMYD-TV (formerly WDWB-TV), the then WB affiliate serving the Detroit, Michigan television market, to AM Broadcasting WDWB, Inc.

On May 1, 2006, the Company terminated such agreements and entered into new separate definitive agreements to sell its two television stations, KBWB-TV serving San Francisco, California and WMYD-TV serving Detroit, Michigan to affiliates of DS Audible, LLC. On July 17, 2006, the Company terminated the aforementioned agreements with affiliates of DS Audible, LLC. As of September 30, 2006, the Company intends to retain its San Francisco, California television station KBWB-TV and its Detroit, Michigan television station WMYD-TV (see Note 7 — Discontinued Operations for further details).

On May 17, 2006, the Company filed a lawsuit in the Delaware Court of Chancery regarding the termination by The WB Television Network Partners, L.P. (“The WB”) of the Company’s WB affiliation agreements for its San Francisco and Detroit television stations. The lawsuit follows the January 24, 2006 announcement of the merging of the UPN and WB television networks, and was filed against The WB, WB Communications, a division of Time Warner Entertainment Company, L.P., CBS Corporation (“CBS”) and Warner Brothers Entertainment, Inc. (“Warner Brothers”).  The lawsuit alleges, among other things, that The WB’s premature termination of the Company’s San Francisco and Detroit network affiliation agreements, and The WB’s repudiation of agreements to extend the terms of its San Francisco and Detroit network affiliation agreements, damaged the Company and led to the termination of the then-existing agreements to sell those stations to wholly-owned subsidiaries of AM Media Holdings, LLC. In addition, it alleges that Warner Brothers and CBS tortuously interfered with the Company’s San Francisco and Detroit network affiliation agreements and the agreements to extend the terms of the San Francisco and Detroit network affiliation agreements. On August 4, 2006, The WB, WB Communications, Warner Brothers and CBS filed their answers to the complaint.  The WB has asserted a counterclaim against the Company.  The two-count counterclaim alleges that the Company has breached the San Francisco and Detroit network affiliation agreements by failing to make certain payments thereunder and that, as of July 14, 2006, the Company owes The WB $2,523,428 under those agreements, plus interest thereon.

For a discussion of other legal proceedings in which the Company is involved, please see Part II, Item 1 “Legal Proceedings” of this report.

In March 2006, WMYD-TV entered into an affiliation agreement with MyNetworkTV. MyNetworkTV was launched on September 5, 2006.  The Company’s San Francisco television station, KBWB-TV currently operates as an independent after The WB ceased to provide programming in September 2006.

On March 13, 2006, the Company retained the services of Houlihan Lokey Howard & Zukin as its financial advisors to assist the Company in the evaluation of strategic options and to advise it on available financing and capital reorganization alternatives. For the nine months ended September 30, 2006, the Company incurred $3,883,000 of corporate reorganization expense related to financial advisors and other professionals retained in connection with reorganization services.

An interest payment of $19,744,000 on the Company’s 9 3/4 % Senior Secured Notes (the “Notes”) was due on June 1, 2006. Since payment was not made within 30 days after June 1, 2006, an “Event of Default” under the Indenture (the “Indenture”) governing the Notes had occurred, which was subsequently cured as described below.

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

On August 15, 2006, the Company entered into Amendment No. 1 under Credit and Guaranty Agreement (“Amendment No. 1”) to its Credit Agreement.  Amendment No. 1 extends from August 15, 2006 to August 31, 2006: (i) the date by which the Company and its subsidiaries are obligated to execute an agreement on the terms of a comprehensive reorganization plan in form and substance acceptable to the lenders holding more than 50% of the aggregate loan exposure under the Credit Agreement; and (ii) the date by which the failure of Malara to refinance Malara’s existing credit facility with a new credit facility from the lenders under the Credit Agreement would constitute an event of default under the Credit Agreement.  On August 31, 2006, the Company entered into Amendment No. 2 and Limited Waiver to its Credit Agreement, which, among other things, further extended such deadline from August 31, 2006 to September 15, 2006.

The Company has experienced annual operating losses over the past three years and at September 30, 2006 had unrestricted cash and accumulated deficit of $18,229,000 and $513,897,000 respectively.

The Company, does not presently have enough cash to make the December 1, 2006 interest payment of $19,744,000 on its Notes and to repay all amounts outstanding under its $70,000,000 Credit Agreement also due on December 1, 2006. In order to improve the Company’s existing liquidity position and to further the Company’s business strategy, the Company is reviewing all potential reorganization alternatives with respect to its debt obligations and preferred stock, including a reorganization under Chapter 11 of the Bankruptcy Code.  A lack of liquidity would have a material adverse effect on the Company’s business strategy and therefore affect its ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Note 2 — Summary of Significant Accounting Policies

Interim Financial Statements

The accompanying unaudited consolidated financial statements include the accounts of the Company and have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. For further information, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2005, which were included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. In the opinion of management, all adjustments of a normal recurring nature, which are necessary for a fair presentation of the results for the interim periods, have been made.

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

Since March 2005, Malara Broadcast Group is included in these consolidated financial statements.  The Company does not own or control Malara Broadcast Group or its television stations.  However, the Company is deemed to be the primary beneficiary of Malara Broadcast Group as defined by Interpretation 46 as a result of (i) the Company’s guarantee of the obligations incurred under Malara Broadcast Group’s Senior Secured Credit Facility, (ii) local service agreements the Company has with Malara Broadcast Group and (iii) put or call option agreements the Company has with Malara Broadcast Group to acquire all of the assets and assume the liabilities of each Malara Broadcast Group television station, subject to approval by the Federal Communications Commission (“FCC”).

In March 2005, the Company entered into a strategic arrangement with Malara Broadcast Group, under which the Company provides advertising sales, promotion and administrative services, and selected programming to WPTA-TV and KDLH-TV in return for certain fees that will be paid by Malara Broadcast Group to the Company. The fees payable to the Company will be paid after current debt service as well as certain other expenses Malara Broadcast Group incurs directly are satisfied. During the nine months ended September 30, 2006, Malara Broadcast Group’s payments to the Company totaled approximately $2,903,000 under the strategic arrangements between the companies. Malara Broadcast Group did not make any payments under the strategic agreements during the three months ended September 30, 2006. During the three and nine months ended September 30, 2005, Malara Broadcast Group paid the Company approximately $996,000 and $1,796,000, respectively under the strategic arrangements between the companies.  As of September 30, 2006, the total amount owed to the Company from Malara Broadcast Group under these strategic agreements totaled approximately $24,961,000.

Discontinued Operations

At September 30, 2006, in accordance with the provisions of Statement of Financial Accounting Standards No. 144 (“Statement 144”), Accounting for the Impairment or Disposal of Long-Lived Assets, the operating results of KBWB-TV, San Francisco, California, which had been reported as part of discontinued operations since September 8, 2005, will be reported as part of continuing operations for the periods ended September 30, 2006 and 2005 and their respective assets and liabilities as part of the consolidated “held and used” on the accompanying balance sheets for the periods ended September 30, 2006 and December 31, 2005. As of September 30, 2006, the Company was no longer committed to a plan to sell the asset, the asset is no longer available for immediate sale and the Company is not actively seeking buyers. (See Note 7 for further details.)

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

Cash Equivalents and Investments in Marketable Securities

All highly liquid investments with a maturity of ninety days or less from the date of purchase are considered cash equivalents. Marketable securities, if applicable, are classified as available-for-sale in accordance with the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Marketable securities are carried at fair market value based on current market quotes. Any unrealized gains and losses are reported in stockholders’ equity as a separate component of other comprehensive income / (loss) until realized. Gains and losses on securities sold are based on the specific identification method. The Company does not hold securities for speculative or trading purposes. At September 30, 2006, the Company did not have any marketable securities.

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

The weighted average fair value of options outstanding during the three and nine months ended September 30, 2006 was $1.39. These options vest over a period of one to three years. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following range of assumptions: risk-free interest rates of 2.93% to 3.19%, volatility factor of the expected market price of the Company’s Common Stock of 0.59 — 1.03, assumed dividend yield of 0%, and a weighted-average expected life of the option of 5 years.

For the three and nine months ended September 30, 2006, stock option compensation expense of approximately $17,000 and $51,000, respectively, was charged to non-cash compensation expense for unvested options granted prior to December 31, 2005. As of September 30, 2006, there was $78,000 of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.7 years.

In April 1993, the Company adopted a Management Stock Plan. Under the Management Stock Plan, the Company may select eligible officers, other key employees and non-employee directors of the Company and its subsidiaries to receive a discretionary bonus of Common Stock (non-voting) based upon position, responsibilities, contributions and value to the Company and such other factors. The Company measures compensation expense for awards granted under the Management Stock Plan at fair value on the date of the grant and recognizes compensation expense over the related service period. The fair value of awards granted under the Management Stock Plan is determined based on the number of shares granted and the quoted price of the Company’s common stock on the date of grant. The Company reserved 2,500,000 shares of common stock (non-voting) for issuance under the Management Stock Plan. As of September 30, 2006, the Company had issued a total of 2,235,425 shares of Common Stock (non-voting) under the Management Stock Plan, of which 2,158,925 had vested.

For the three and nine months ended September 30, 2006, Management Stock Plan compensation expense of approximately $17,000 and $77,000 was charged to non-cash compensation expense for grants under the Management Stock Plan. As of September 30, 2006, there was $91,000 of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested awards, which is expected to be recognized over a weighted-average period of 2 years.

The following table illustrates the effect on net loss and net loss per share for the three and nine months ended September 30, 2005 as if the Company had consistently measured the compensation cost for the Company’s stock option programs under the fair value method adopted on January 1, 2006:

	Three months ended September 30, 2005	Nine months ended September 30, 2005
	(unaudited)	(unaudited)
Net loss attributable to common shareholders, as reported	$(19,654,000)	$(55,355,000)
Add: pro forma compensation expense	104,000	313,000
Less: compensation expense, as reported	(9,000)	(28,000)
Pro forma net loss attributable to common shareholders	$(19,749,000)	$(55,640,000)

Basic and diluted net loss per share, as reported	$(1.00)	$(2.83)
Pro forma basic and diluted net loss per share	$(1.01)	$(2.85)

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

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or Interpretation 48. Interpretation 48, which clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold for tax positions taken or expected to be taken in a tax return. Interpretation 48 is effective for fiscal years beginning after December 15, 2006.  The Company is currently evaluating the impact, if any, Interpretation 48 may have on its financial position, consolidated results of operations or statement of cash flows.

Note 3 — Acquisitions and Dispositions

On July 26, 2006, the Company through a wholly owned subsidiary acquired substantially all of the assets of WBNG-TV the CBS affiliate serving Binghamton and Elmira, New York from Television Station Group Holdings, LLC, or Television Station Group, for approximately $45 million plus approximately $253,000 of transactions costs, pursuant to the terms and conditions of an asset purchase agreement, dated January 13, 2006. The acquisition was accounted for under the purchase method of accounting and accordingly, the purchase price was allocated to liabilities acquired based on their estimated fair value on the acquisition date.

WBNG

The following table summarizes the allocation of the purchase price of WBNG-TV on July 26, 2006. The Company is currently obtaining a third-party valuation of certain acquired tangible and intangible assets and therefore the allocation below is preliminary and estimated and is subject to change once the third-party valuation is completed. In addition, net assets acquired are subject to future working capital adjustments and therefore the amount below is preliminary and estimated and subject to change.

Value at July 26, 2006
Purchase Price	$45,253,000
Net Assets Assumed	(5,725,000)
FCC License (indefinite lived)	(1,790,000)
Network Affiliation (estimated useful life, 25 years)	(9,980,000)
Goodwill (indefinite lived)	$27,758,000

The following unaudited pro forma information for the three and nine months ended September 30, 2006 and 2005 has been presented as if the Company’s acquisition of WBNG-TV had occurred on January 1, 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	Pro Forma	Pro Forma	Pro Forma	Pro Forma
Net Revenues	$30,596,000	$30,072,000	$95,054,000	$92,472,000
Operating Expenses	32,958,000	31,008,000	89,563,000	91,647,000
(Loss) income from Operations	(2,362,000)	(936,000)	5,491,000	825,000
Other Expenses	21,927,000	19,974,000	63,232,000	59,414,000
Loss before taxes	(24,289,000)	(20,910,000)	(57,741,000)	(58,589,000)
Provision (benefit) for income taxes	11,979,000	(156,000)	27,627,000	(481,000)
Net loss attributable to common shareholders	$(36,268,000)	$(20,754,000)	$(85,368,000)	$(58,108,000)

Basic and diluted net loss per share	$(1.82)	$(1.06)	$(4.31)	$(2.97)

Weighted average common shares outstanding	19,957,000	19,578,000	19,818,000	19,552,000

The selected unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of results of operations in the future periods or results that would have been achieved had the Company’s acquisition of WBNG-TV occurred during the specified periods.

Note 4 — Related Parties

In February 2003, the Compensation Committee recommended, and the Board of Directors approved, an incentive award of $3,286,065 to each of Mr. Cornwell and Mr. Beck to be paid, subject to vesting terms, only upon the occurrence of the refinancing with a maturity of at least two years, of the senior debt due April 15, 2004. On December 22, 2003, the Company issued $405 million aggregate principal amount of 9 3/4% Senior Secured Notes, the proceeds of which were used by the Company in part to repay all outstanding borrowings (plus accrued interest) under the Company’s then outstanding senior credit agreement, which satisfied the performance objective of the awards. Mr. Cornwell’s award, which vested in one-third tranches over three years from the refinancing date, was to be used to repay in full his outstanding loan from the Company of $3,286,065 due January 25, 2006. Mr. Cornwell irrevocably elected to defer payment of the first two tranches under his performance award until January 25, 2006 when his loan was due. On March 1, 2005, the Board of Directors approved the acceleration of payment of the third tranche of Mr. Cornwell’s award to January 25, 2006. The Company’s Management Stock Plan, pursuant to which the performance award was granted, permits the Compensation Committee, in its sole discretion, to require as a condition to payment of an award, that the award recipient pay to the Company the amount of any taxes that the Company is required to withhold. The Compensation Committee has so elected to require Mr. Cornwell to pay to the Company the applicable withholding taxes with respect to the performance award. Mr. Cornwell has informed the Company that he is unable to do so, since the full amount of the performance award must be used to satisfy his outstanding loan from the Company. In light of the forgoing, the Company has neither paid the performance award to Mr. Cornwell nor offset the amount of the award in repayment of the loan, which loan remains due and payable.

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

Note 5 — Restructuring and Severance Charges

Restructuring Charges

During the first three months of 2006, the Company recorded a $34,000 restructuring charge related to stay-bonuses awarded to transitional employees at its Duluth, Minnesota television stations. As of the period ended March 31, 2006, the Company completed the separation payments related to the corporate restructuring charges recorded in 2004, and reduced its accrual by approximately $20,000 to adjust for payments of benefits and amounts originally accrued for.

During 2005 and 2004, the Company recorded restructuring charges in the aggregate totaling $2,474,000. Of the total $2,474,000, approximately $1,406,000 related to severance and other benefits, associated with the departure of Stuart J. Beck (see Note 4, Related Parties) and administrative support staff at the corporate office which were paid over an eighteen month period from date of separation in September 2004 through March 2006. As of September 30, 2006, the remaining restructuring charges related to employee separations, which included severance, other benefits and stay-bonuses awarded to transitional employees at its Fort Wayne, Indiana television station. The Company anticipates that from time to time it will incur minimal restructuring charges in future periods as part of its continued effort to achieve and maintain cost control initiatives at its various stations. These costs are not anticipated to be significant in nature and therefore, will not be separately disclosed herein.

At September 30, 2006, the accruals for restructuring activities were included in “other accrued liabilities” on the consolidated balance sheets and the related expense for the charge at the television stations are included in “selling, general and administrative expenses” on the consolidated statement of operations. These costs were recognized in accordance with the provisions of Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

Acquisition Charges

During 2005, the Company accrued $627,000 related to employee separations, which included severance and other benefits as part of the Company’s purchase accounting. These accrued costs were a result of employees not retained by the Company subsequent to its acquisition of its Fort Wayne, Indiana television station, which included operational through management employees.

At September 30, 2006, the accruals for acquisition activities of the television station were included in “other accrued liabilities” on the consolidated balance sheets. These charges were recognized in accordance with the provisions of Emerging Issues Task Force Issue No. 95-3 Recognition of Liabilities in Connection with a Purchase Business Combination.

The following is a reconciliation of the aggregate liability recorded for restructuring and acquisition charges as of September 30, 2006:

	Reconciliation of Aggregate Liability Recorded for Restructuring and Acquisition Charges
	Three Months Ended September 30, 2006
	June 30, 2006	Provision	Payments	September 30, 2006
Television stations	$14,200	$—	$10,600	$3,600

Total	$14,200	$—	$10,600	$3,600

	Reconciliation of Aggregate Liability Recorded for Restructuring and Acquisition Charges
	Nine Months Ended September 30, 2006
	December 31, 2005	Provision	Payments	September 30, 2006
Television stations	$81,000	$34,000	$111,400	$3,600
Corporate	192,000	(20,000)	172,000	—

Total	$273,000	$14,000	$283,400	$3,600

The liability for the restructuring and acquisition charges will be paid in accordance with the provisions of the severance agreements and payments are expected to be completed at various times through 2006.

Note 6 — Debt

Current portion of long-term debt consists of the following:

	September 30, 2006	December 31, 2005
Malara Broadcast Group Senior Credit Facility	$3,272,000	$25,844,000
Tranche A Term Loan and Tranche B Term Loan — Senior Credit Agreement	70,000,000	—

Total	$73,272,000	$25,844,000

Long-term debt consists of the following:

	September 30, 2006	December 31, 2005
9 3/4% Senior Secured Notes, due 2010, net of discount of $2,975,000 at September 30, 2006 and $3,504,000 at December 31, 2005	$402,025,000	$401,496,000
Malara Broadcast Group Senior Credit Facility, less current portion	26,009,000	27,375,000

Total	$428,034,000	$428,871,000

The Company’s 9 3/4% Senior Secured Notes, Tranche A Term Loan and Convertible Tranche B Term Loan

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

On July 5, 2006, the Company entered into a Credit and Guaranty Agreement with Silver Point Finance LLC, as Administrative Agent, and the Lenders party (the “Lenders”) thereto from time to time (the “Credit Agreement”). The Credit Agreement provides for two secured loans: a $40 million Tranche A Term Loan and a Convertible Tranche B Term Loan for $30 million. The Tranche B Term Loan is presently convertible, at the option of the Lenders in the aggregate, into 200,000 shares of the Company’s 12 ¾% Cumulative Exchangeable Preferred Stock (the “Preferred Stock”). Both term loans are secured by the existing assets of the Company and its subsidiaries generally on a pari passu basis with its Notes. Both term loans mature on December 1, 2006.  On July 5, 2006, the Company borrowed $27.5 million of the Tranche B Term Loan and approximately $19.9 million of the proceeds were used to pay interest on the Notes that was due June 1, 2006. The remaining proceeds of approximately $7.6 million became available for working capital purposes. On July 26, 2006, the Company borrowed the remaining $2.5 million of the Tranche B Term Loan and $40 million Tranche A Term Loan to complete the acquisition of WBNG-TV (see above for further details.) Interest on the Credit Agreement, which is LIBOR plus 5.0%, is payable generally on the last day of each month and/or the last day of each interest period, which commenced on July 31, 2006. As of September 30, 2006, the Company incurred approximately $1,528,000 of interest expense on the $70 million Credit Agreement entered into on July 5, 2006.

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

The Second Supplemental Indenture adds WBNG, Inc. and WBNG License, Inc., the WBNG entities (which the Company completed the acquisition on July 26, 2006, see above for further details) as guarantors to the Indenture. The Lenders have a first lien on the assets of WBNG, Inc and WBNG License, Inc. Note holders have a second lien in the assets of WBNG, Inc and WBNG License, Inc. Additionally, the Trustee agreed to act as collateral agent for the Lenders under the Credit Agreement. The Second Supplemental Indenture also makes conforming changes necessary to allow the Company to enter into the Credit Agreement, grant liens securing that indebtedness and makes certain other changes negotiated between the Company and the beneficial owners of more than a majority of the principal amount of the outstanding Notes (the “Majority Note Holders”).

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

On August 15, 2006, the Company entered into Amendment No. 1 under Credit and Guaranty Agreement (“Amendment No. 1”) to its Credit Agreement.  Amendment No. 1 extends from August 15, 2006 to August 31, 2006: (i) the date by which the Company and its subsidiaries are obligated to execute an agreement on the terms of a comprehensive reorganization plan in form and substance acceptable to the lenders holding more than 50% of the aggregate loan exposure under the Credit Agreement; and (ii) the date by which the failure of Malara to refinance Malara’s existing credit facility with a new credit facility from the lenders under the Credit Agreement would constitute an event of default under the Credit Agreement.  On August 31, 2006, the Company entered into Amendment No. 2 and Limited Waiver to its Credit Agreement, which, among other things, further extended such deadline from August 31, 2006 to September 15, 2006.

The Credit Agreement, as amended, contains certain covenants, including the following: (i) the Company must submit to the administrative agent a proposed comprehensive reorganization plan for the Company no later than September 15, 2006; (ii) the Company must sign a definitive agreement effectuating a comprehensive reorganization of the Company in form and substance satisfactory to the lenders holding 51% of the loans by September 15, 2006; (iii) the Company must maintain a minimum broadcast cash flow; (iv) the Company must not make or incur consolidated capital expenditures in excess of $4,038,000; and (v) the Company’s ability to incur incremental indebtedness, issue capital stock, make investments or acquire or dispose of assets is restricted.

The Credit Agreement, as amended, specifies certain events of default, including the following: (i) failure to make payments when due under the Credit Agreement; (ii) certain defaults in other agreements concerning indebtedness; (iii) failure of the Company to enter into a definitive agreement effectuating a comprehensive reorganization of the Company in form and substance satisfactory to the lenders holding 51% of the loans by September 15, 2006; (iv) material breach of a representation; (v) involuntary or voluntary bankruptcy; (vi) judgment, writs or warrants of attachment in the aggregate amount in excess of $2,000,000 shall be entered or filed against the Company and remain un-discharged for 30 days; (vii) the failure of Malara Broadcast Group to refinance the Malara Broadcast Group senior credit facility with a new facility from the lenders by September 15, 2006; and (viii) the failure of the Company to execute and deliver a supplement to Indenture on or prior to July 31, 2006 in accordance with the Supplemental Agreement.

Since the Company has not yet entered into such a reorganization agreement and Malara Broadcast Group has not yet refinanced its existing credit facility with such a new facility, which constitute events of default under the Credit Agreement, upon the Company’s receipt of notice from the administrative agent under the Credit Agreement, among other things: (a) the unpaid principal amount of and accrued interest on the loans and all other obligations under the Credit Agreement shall become due and payable and (b) the administrative agent may cause collateral agent to enforce any and all liens and security interests created pursuant to collateral documents under the Credit Agreement. The occurrence of any acceleration of debt due under the Credit Agreement would constitute an event of default under the Indenture. The Company and administrative agent are continuing to work on a comprehensive reorganization satisfactory to the lenders holding 51% of the loans and Malara Broadcast Group continues to work on refinancing its existing credit facility and as of November 13, 2006, the Company has not received a default notice.

On August 1, 2006, the Company entered into a Third Supplemental Indenture, by and between the Company, the guarantors party thereto and The Bank of New York, as Trustee, which amends the Indenture in accordance with the Supplemental Agreement.

The Notes and Credit Agreement are the Company’s senior secured obligations. The Notes are guaranteed by each of the Company’s restricted subsidiaries. The Credit Agreement is guaranteed by all of the Company’s subsidiaries. The Notes, Credit Agreement and the guarantees are secured by substantially all of the Company’s assets. The Company may redeem some or all of the Notes at any time on or after December 1, 2006.

The Indenture, which governs the Company’s Notes, and the Credit Agreement restrict the Company’s ability and the ability of its restricted subsidiaries to, among other things: (i) incur additional debt and issue preferred stock; (ii) make certain distributions, investments and other restricted payments; (iii) create certain liens; (iv) enter into transactions with affiliates; (v) enter into agreements that restrict its restricted subsidiaries from making payments to the Company; (vi) merge, consolidate or sell substantially all of its assets; (vii) sell or acquire assets; and (viii) enter into new lines of business.

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

Malara Broadcast Group was required to make monthly principal payments on the Tranche A Term Loan and the Revolving Loan equal to the product of (i) the Repayment Percentage (which is 25% unless there is an Event of Default or the Consolidated Loan to Stick Value is less than 70%, in which case the Repayment Percentage is 100%) and (ii) the Consolidated Excess Free Cash Flow for the month preceding the month in which such installment is due, as such terms are defined in the Malara Broadcast Group Senior Credit Facility.  All such payments would have been applied first to repay the outstanding Revolving Loan to the full extent thereof (without a corresponding reduction in the Revolving Loan Commitment Amount) and second to repay the outstanding Tranche A Term Loan to the full extent thereof; provided that, if the Repayment Percentage for such monthly installment is 100%, the excess 75% of such monthly installment shall be applied first to repay the outstanding Revolving Loan to the full extent thereof and second to repay the outstanding Tranche B Term Loan to the full extent thereof. For the three and nine months ended September 30, 2006, the total principal payments made on the Revolving Loan and Tranche B Term Loan approximated $290,000 and $1,114,000, respectively, and total principal payments made to date approximated $2,135,000.

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

Note 7 — Discontinued Operations

In accordance with the provisions of Statement 144, the Company will report the operating results of WMYD-TV and KBWB-TV as part of continuing operations for the periods ended September 30, 2006 and 2005 and their respective assets and liabilities as “held and used” on the accompanying balance sheets for the periods ended September 30, 2006 and December 31, 2005. The Company previously reported the operating results of WMYD-TV as part of discontinued operations and their respective assets and liabilities as “held for sale” from September 8, 2005 through March 31, 2006. In addition, the Company previously reported the operating results of KBWB-TV as part of discontinued operations and their respective assets and liabilities as “held for sale” from September 8, 2005 through June 30, 2006.

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

On May 1, 2006, the Company terminated such agreements and entered into new separate definitive agreements to sell KBWB-TV serving San Francisco, California and WMYD-TV serving Detroit, Michigan to affiliates of DS Audible, LLC.

On July 17, 2006, the Company terminated its agreements to sell KBWB-TV serving San Francisco, California and WMYD-TV serving Detroit, Michigan to affiliates of DS Audible, LLC. Also, on July 17, 2006, the Company announced its intentions to continue to market its San Francisco, California television station KBWB-TV while retaining its Detroit, Michigan television station WMYD-TV. As a result of the aforementioned, during the three months ended June 30, 2006, the Company recorded approximately $500,000 of depreciation expense which would have been recorded on the assets of WMYD-TV for the period September 9, 2005 through June 30, 2006, when the assets and liabilities of WMYD-TV were initially classified as “held for sale” and depreciation had ceased.

As of September 30, 2006, the Company reevaluated its intentions to continue to market KBWB-TV and determined not to sell the asset in the near term, and as such the asset is no longer available for immediate sale and the Company is not actively seeking buyers. As a result of the aforementioned, during the three months ended September 30, 2006, the Company recorded approximately $696,000 of depreciation expense which would have been recorded on the assets of KBWB-TV for the period September 9, 2005 through September 30, 2006, when the assets and liabilities of KBWB-TV were initially classified as “held for sale” and depreciation had ceased.

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

BALANCE SHEET
September 30, 2006
(Unaudited)

	Granite Broadcasting Corporation	Malara Broadcast Group	Eliminations	Consolidated Company

Assets

Current assets:
Cash and cash equivalents	$14,671,240	$3,557,648	$—	$18,228,888
Accounts receivable, net	17,908,040	2,136,458	—	20,044,498
Other current assets	17,569,726	911,391	—	18,481,117
Due from consolidated entity	24,879,810	7,046	(24,886,856)	—

Total current assets	75,028,816	6,612,543	(24,886,856)	56,754,503

Restricted cash equivalents	1,000,000	—	—	1,000,000
Property and equipment, net	42,462,496	9,249,075	—	51,711,571
Other non current assets	46,740,679	1,196,881	(21,098,015)	26,839,545
Intangibles, net	290,923,922	44,064,579	(27,731,100)	307,257,401

Total assets	$456,155,913	$61,123,078	$(73,715,971)	$443,563,020

Liabilities and stockholders’ deficit

Current liabilities:
Accounts payable and other accrued liabilities	$25,253,049	$453,591	$—	$25,706,640
Current portion of long-term debt	70,000,000	3,272,000	—	73,272,000
Other current liabilities	39,128,408	956,751	—	40,085,159
Due to consolidated entity	7,046	24,879,810	(24,886,856)	—

Total current liabilities	134,388,503	29,562,152	(24,886,856)	139,063,799

Long-term debt, less current portion	402,024,523	42,615,737	(16,606,272)	428,033,988
Other non current liabilities	75,934,812	4,658,483	(4,491,743)	76,101,552
Redeemable preferred stock	199,457,594	—	—	199,457,594
Accrued dividends on redeemable preferred stock	114,965,300	—	—	114,965,300

Stockholders’ deficit:
Common stock	199,572	—	—	199,572
Additional paid-in capital	514,214	—	—	514,214
Accumulated deficit	(470,452,930)	(15,713,294)	(27,731,100)	(513,897,324)
Treasury stock, at cost	(875,675)	—	—	(875,675)
Total stockholders’ deficit	(470,614,819)	(15,713,294)	(27,731,100)	(514,059,213)
Total liabilities and stockholders’ deficit	$456,155,913	$61,123,078	$(73,715,971)	$443,563,020

BALANCE SHEET
December 31, 2005

	Granite Broadcasting Corporation	Malara Broadcast Group	Eliminations	Consolidated Company

Assets

Current assets:
Cash and cash equivalents	$6,803,511	$1,825,533	$—	$8,629,044
Accounts receivable, net	19,373,183	3,015,363	—	22,388,546
Other current assets	13,707,566	837,466	—	14,545,032
Restricted cash equivalents	24,997,500	—	—	24,997,500
Due from consolidated entity	14,773,036	10,864	(14,783,900)	—

Total current assets	79,654,796	5,689,226	(14,783,900)	70,560,122

Property and equipment, net	40,232,011	9,342,340	—	49,574,351
Other non current assets	17,477,126	1,312,134	(3,646,668)	15,142,592
Intangibles, net	253,550,014	44,740,731	(27,731,100)	270,559,645

Total assets	$390,913,947	$61,084,431	$(46,161,668)	$405,836,710

Liabilities and stockholders’ deficit

Current liabilities:
Accounts payable and other accrued liabilities	$12,747,328	$608,036	$—	$13,355,364
Current portion of long-term debt	—	25,844,000	—	25,844,000
Other current liabilities	31,176,729	1,110,674	—	32,287,403
Due to consolidated entity	10,864	14,773,036	(14,783,900)	—

Total current liabilities	43,934,921	42,335,746	(14,783,900)	71,486,767

Long-term debt, less current portion	401,495,998	27,375,458	—	428,871,456
Other non current liabilities	41,287,350	3,921,019	(3,646,668)	41,561,701
Redeemable preferred stock	199,191,138	—	—	199,191,138
Accrued dividends on redeemable preferred stock	95,804,417	—	—	95,804,417

Stockholders’ deficit:
Common stock	195,783	—	—	195,783
Additional paid-in capital	393,701	—	—	393,701
Accumulated deficit	(390,513,206)	(12,547,792)	(27,731,100)	(430,792,098)
Unearned compensation	(480)	—	—	(480)
Treasury stock, at cost	(875,675)	—	—	(875,675)
Total stockholders’ deficit	(390,799,877)	(12,547,792)	(27,731,100)	(431,078,769)
Total liabilities and stockholders’ deficit	$390,913,947	$61,084,431	$(46,161,668)	$405,836,710

STATEMENT OF OPERATIONS
For the three months ended September 30, 2006
(Unaudited)

	Granite Broadcasting Corporation	Malara Broadcast Group	Eliminations	Consolidated Company

Net revenues	$30,496,055	$3,256,036	$(3,642,897)	$30,109,194

Station operating expenses:
Direct operating expenses (exclusive of depreciation and amortization expenses shown separately below)	13,638,465	1,419,759	(1,057,571)	14,000,653
Selling, general and administrative expenses (exclusive of depreciation and amortization expenses shown separately below)	9,607,191	2,966,774	(2,585,326)	9,988,639
Corporate expense (exclusive of corporate reorganization expense and depreciation expense shown separately below)	2,726,425	—		2,726,425
Corporate reorganization expense	2,923,159	—		2,923,159
Depreciation and amortization	2,613,099	355,007		2,968,106
Non-cash compensation expense	36,710	—		36,710

Operating loss	(1,048,994)	(1,485,504)		(2,534,498)

Other expenses (income):
Interest expense	11,428,040	1,164,646		12,592,686
Interest income	(152,666)	—		(152,666)
Non-cash interest expense	2,730,875	75,685		2,806,560
Non-cash preferred stock dividend	6,386,961	—		6,386,961
Other	(1,165,041)	1,150,241		(14,800)

Loss before income taxes	(20,277,163)	(3,876,076)		(24,153,239)
Provision (benefit) for income taxes:
Current	(95,732)	—		(95,732)
Deferred	12,074,887	—		12,074,887
Total provision (benefit) for income taxes	11,979,155	—		11,979,155

Net loss	$(32,256,318)	$(3,876,076)		$(36,132,394)

Basic and diluted net loss per share	$(1.62)			$(1.81)

Weighted average common shares outstanding	19,956,876			19,956,876

STATEMENT OF OPERATIONS
For the three months ended September 30, 2005
(Unaudited)

	Granite Broadcasting Corporation	Malara Broadcast Group	Eliminations	Consolidated Company

Net revenues	$28,481,446	$3,397,918	$(3,722,253)	$28,157,111

Station operating expenses:
Direct operating expenses (exclusive of depreciation and amortization expenses shown separately below)	13,654,877	1,546,527	(1,130,902)	14,070,502
Selling, general and administrative expenses (exclusive of depreciation and amortization expenses shown separately below)	8,975,954	3,022,821	(2,591,351)	9,407,424
Corporate expense (exclusive of depreciation expense shown separately below)	2,558,465	—		2,558,465
Depreciation and amortization	3,046,852	339,609		3,386,461
Performance award expense	319,797	—		319,797
Non-cash compensation expense	94,146	—		94,146

Operating loss	(168,645)	(1,511,039)		(1,679,684)

Other expenses (income):
Interest expense	9,872,456	1,300,064		11,172,520
Interest income	(574,854)	—		(574,854)
Non-cash interest expense	1,055,104	68,952		1,124,056
Non-cash preferred stock dividend	6,386,961	—		6,386,961
Other	(1,324,550)	1,346,630		22,080

Loss before income taxes	(15,583,762)	(4,226,685)		(19,810,447)
Provision (benefit) for income taxes:
Current	52,980	—		52,980
Deferred	(209,066)	—		(209,066)
Total provision (benefit) for income taxes	(156,086)	—		(156,086)

Net loss	$(15,427,676)	$(4,226,685)		$(19,654,361)

Basic and diluted net loss per share	$(0.79)			$(1.00)

Weighted average common shares outstanding	19,578,392			19,578,392

STATEMENT OF OPERATIONS
For the Nine months ended September 30, 2006
(Unaudited)

	Granite Broadcasting Corporation	Malara Broadcast Group	Eliminations	Consolidated Company

Net revenues	$91,230,397	$11,009,999	$(11,487,571)	$90,752,825

Station operating expenses:
Direct operating expenses (exclusive of depreciation and amortization expenses shown separately below)	35,781,773	4,607,416	(3,488,004)	36,901,185
Selling, general and administrative expenses (exclusive of depreciation and amortization expenses shown separately below)	27,869,243	8,939,127	(7,999,567)	28,808,803
Corporate expense (exclusive of corporate reorganization expense and depreciation expense shown separately below)	8,912,073	—		8,912,073
Corporate reorganization expense	4,307,330	—		4,307,330
Depreciation and amortization	6,460,106	1,367,800		7,827,906
Performance award expense	88,831	—		88,831
Non-cash compensation expense	147,605	—		147,605

Operating income (loss)	7,663,436	(3,904,344)		3,759,092

Other expenses (income):
Interest expense	31,324,904	3,550,627		34,875,531
Interest income	(537,057)	—		(537,057)
Non-cash interest expense	5,534,671	225,501		5,760,172
Loss (gain) on extinguishments of debt	6,893,728	(6,893,728)		—
Non-cash preferred stock dividend	19,160,883	—		19,160,883
Other	(2,400,761)	2,378,758		(22,003)

Loss before income taxes	(52,312,932)	(3,165,502)		(55,478,434)
Provision (benefit) for income taxes:
Current	174,823	—		174,823
Deferred	27,451,969	—		27,451,969
Total provision (benefit) for income taxes	27,626,792	—		27,626,792

Net loss	$(79,939,724)	$(3,165,502)		$(83,105,226)

Basic and diluted net loss per share	$(4.03)			$(4.19)

Weighted average common shares outstanding	19,818,258			19,818,258

STATEMENT OF OPERATIONS
For the Nine months ended September 30, 2005
(Unaudited)

	Granite Broadcasting Corporation	Malara Broadcast Group	Eliminations	Consolidated Company

Net revenues	$85,063,214	$8,620,566	$(8,778,748)	$84,905,032

Station operating expenses:
Direct operating expenses (exclusive of depreciation and amortization expenses shown separately below)	37,923,954	3,743,954	(2,778,650)	38,889,258
Selling, general and administrative expenses (exclusive of depreciation and amortization expenses shown separately below)	26,915,114	6,734,351	(6,000,098)	27,649,367
Corporate expense (exclusive of depreciation expense shown separately below)	7,981,523	—		7,981,523
Depreciation and amortization	10,352,297	743,628		11,095,925
Performance award expense	959,391	—		959,391
Non-cash compensation expense	282,296	—		282,296

Operating income (loss)	648,639	(2,601,367)		(1,952,728)

Other expenses (income):
Interest expense	29,625,162	2,878,480		32,503,642
Interest income	(1,312,653)	—		(1,312,653)
Non-cash interest expense	3,186,724	155,085		3,341,809
Non-cash preferred stock dividend	19,160,883	—		19,160,883
Other	(2,825,145)	3,015,257		190,112

Loss before income taxes	(47,186,332)	(8,650,189)		(55,836,521)
Provision (benefit) for income taxes:
Current	164,375	—		164,375
Deferred	(645,854)	—		(645,854)
Total provision (benefit) for income taxes	(481,479)	—		(481,479)

Net loss	$(46,704,853)	$(8,650,189)		$(55,355,042)

Basic and diluted net loss per share	$(2.39)			$(2.83)

Weighted average common shares outstanding	19,552,211			19,552,211

STATEMENT OF CASH FLOWS
For the Nine months ended September 30, 2006
(Unaudited)

	Granite Broadcasting Corporation	Malara Broadcast Group	Eliminations	Consolidated Company

Cash flows (used in) provided by operating activities	$(13,181,578)	$27,146,248	$(23,551,472)	$(9,586,802)

Cash flows from investing activities:
Investments	2,792	—	—	2,792
Payment for acquisition of assets	(45,253,312)	—	—	(45,253,312)
Sales of U.S. Government Securities	25,315,677	—	—	25,315,677
Capital expenditures	(1,296,017)	(599,394)	—	(1,895,411)
Net cash used in investing activities	(21,230,860)	(599,394)	—	(21,830,254)

Cash flows from financing activities:
Proceeds from senior credit agreement	70,000,000	—	—	70,000,000
Payment of senior credit facility	(23,550,637)	(24,664,872)	23,551,472	(24,664,037)
Payment of deferred financing fees	(3,169,196)	(149,867)	—	(3,319,063)
Net cash provided by (used in) financing activities	43,280,167	(24,814,739)	23,551,472	42,016,900

Net increase in cash and cash equivalents	8,867,729	1,732,115		10,599,844
Cash and cash equivalents, beginning of period	6,803,511	1,825,533		8,629,044
Cash and cash equivalents, end of period	$15,671,240	$3,557,648		$19,228,888

Supplemental information:
Cash paid for interest	$20,871,218	$2,847,091		$23,718,309
Cash paid for income taxes	242,500	—		242,500
Non-cash capital expenditures	144,741	45,341		190,082

STATEMENT OF CASH FLOWS
For the Nine months ended September 30, 2005
(Unaudited)

	Granite Broadcasting Corporation	Malara Broadcast Group	Eliminations	Consolidated Company

Cash flows (used in) provided by operating activities	$(13,920,836)	$2,400,270	$(31,716)	$(11,552,282)

Cash flows from investing activities:
Sales (purchase) of marketable securities and other investments	5,600,506	—	—	5,600,506
Proceeds from sale of assets	45,417,485	—	(45,417,485)	—
Payment for acquisition of assets	(45,878,642)	(55,312,983)	45,449,201	(55,742,424)
Proceeds (payments) from option agreements	(3,646,668)	3,646,668	—	—
Purchase of U.S. Government Securities	(24,997,500)	—	—	(24,997,500)
Capital expenditures	(2,111,752)	(643,946)	—	(2,755,698)
Net cash used in investing activities	(25,616,571)	(52,310,261)	31,716	(77,895,116)

Cash flows from financing activities:
Proceeds from senior credit facility	—	53,500,000		53,500,000
Payment of senior credit facility	—	(691,884)		(691,884)
Payment of deferred financing fees	(864,401)	(1,378,000)		(2,242,401)
Net cash (used in) provided by financing activities	(864,401)	51,430,116		50,565,715

Net (decrease) increase in cash and cash equivalents	(40,401,808)	1,520,125		(38,881,683)
Cash and cash equivalents, beginning of period	60,858,710	—		60,858,710
Cash and cash equivalents, end of period	$20,456,902	$1,520,125		$21,977,027

Supplemental information:
Cash paid for interest	$19,743,750	$2,352,624		$22,096,374
Cash paid for income taxes	116,766	—		116,766
Non-cash capital expenditures	258,833	—		258,833

Note 9 — Intangibles

Intangibles

Intangible assets are summarized as follows:

	September 30, 2006	December 31, 2005
	Unaudited

Goodwill	$98,608,000	$71,346,000
Network affiliations	136,969,000	126,989,000
Broadcast licenses	168,144,000	166,354,000
	403,721,000	364,689,000
Accumulated amortization	(96,464,000)	(94,130,000)

Net intangible assets	$307,257,0000	$270,559,000

The Company amortizes its network affiliation agreements for which it does not make contractual payments using an estimated useful life of 25 years and amortizes its network affiliation agreements for which it makes contractual payments over the life of the contract.  The Company recorded amortization expense of $827,000 and $2,334,000 for the three and nine months ended September 30, 2006, respectively. The Company recorded amortization expense of $1,952,000 and $6,387,000 for the three and nine months ended September 30, 2005, respectively.

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

The provision (benefit) for income taxes for the three and nine months ended September 30, 2006 and 2005 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Current	$(96,000)	$53,000	$175,000	$164,000
Deferred	12,075,000	(209,000)	27,452,000	(646,000)
Provision (benefit) for income taxes	$11,979,000	$(156,000)	$27,627,000	$(482,000)

The Company records a valuation allowance against its deferred tax assets arising from certain net operating losses when it is more likely than not that some portion or all of such losses will not be realized. During the three months ended September 30, 2006, the Company recorded a net provision for income taxes of $11,979,000 due to an increase to the valuation allowance as compared to a net benefit for income taxes of $156,000 for the same period in 2005. During the nine months ended September 30, 2006, the Company recorded a net provision for income taxes of $27,627,000 due to an increase to the valuation allowance as compared to a net benefit for income taxes of $482,000 for the same period in 2005. The increases in the valuation allowance for both the three and nine months ended September 30, 2006 was due to the Company’s intentions to retain both its San Francisco, California television station KBWB-TV and its Detroit, Michigan television station WMYD-TV, which were both previously available for sale and recorded as part of discontinued operations during previous periods (see Note 7).

The increase in the valuation allowance, which will not adversely affect the Company’s statement of cash flows or liquidity, was recorded based on the Company’s existing temporary differences no longer reversing due to the Company’s intentions to retain both its San Francisco, California television station KBWB-TV and its Detroit, Michigan television station WMYD-TV.

The Company’s net deferred income tax liability is as follows:

	September 30, 2006	December 31, 2005
	(Unaudited)
Deferred tax liability	$(56,140,000)	$(23,125,000)
Deferred tax asset	81,818,000	34,305,000
Valuation allowance	(74,684,000)	(32,741,000)
Net deferred tax liability	$(49,006,000)	$(21,561,000)

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

Item 2.                         Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the unaudited consolidated financial statements and notes thereto in this Quarterly Report and the audited financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-K for the year ended December 31, 2005. It includes the following sections:

•                  Executive Summary

•                  Critical Accounting Policies and Estimates

•                  Results of Operations

•                  Liquidity and Capital Resources

Executive Summary

We own and operate nine full-power television stations in geographically diverse markets reaching over 6% of the nation’s television households and have shared services agreements and/or advertising representation agreements (which we generally refer to as local service agreements) to provide advertising, sales, promotion and administrative services, and selected programming to two additional stations owned and controlled by Malara Broadcast Group, one station owned and controlled by Four Seasons Broadcast Company and one station owned and controlled by EBC Buffalo, Inc. As of September 30, 2006, four of our stations are affiliated with NBC, one of our stations is affiliated with ABC, two of our stations are affiliated with CBS, one of our stations is affiliated with MyNetworkTV and one of our stations is operating as an independent. The NBC affiliates are KSEE-TV, Fresno-Visalia, California, WEEK-TV, Peoria-Bloomington, Illinois, KBJR-TV, Duluth, Minnesota - Superior, Wisconsin and WISE-TV, Fort Wayne, Indiana.  The ABC affiliate is WKBW-TV, Buffalo, New York. The CBS affiliates are WTVH-TV, Syracuse, New York and WBNG-TV, Binghamton/Elmira, New York. The MyNetworkTV affiliate is WMYD-TV (formerly WDWB-TV), Detroit, Michigan and our independent affiliate is KBWB-TV, San Francisco, California. The two Malara Broadcast Group-owned and controlled stations to which we provide services and selected programming are WPTA-TV, the ABC affiliate serving Fort Wayne, Indiana and KDLH-TV, the CBS affiliate serving Duluth, Minnesota - Superior, Wisconsin.  The Four Seasons Broadcast Company-owned and controlled station to which we provide services is WAOE-TV, the MyNetworkTV affiliate serving Peoria-Bloomington, Illinois. The EBC Buffalo, Inc. owned and controlled station to which we provide services is WNGS-TV, the RTN affiliate serving Buffalo, New York.

Malara Broadcast Group is owned by an independent third party who owns and operates two television stations as of September 30, 2006. We do not own Malara Broadcast Group or its television stations. In order for both us and Malara Broadcast Group to continue to comply with FCC regulations, Malara Broadcast Group must maintain complete responsibility for and control over programming, finances, personnel and operations of its television stations.  However, as a result of our guarantee of the obligations incurred under Malara Broadcast Group’s senior secured credit facility and the revolving loan, arrangements under the local service agreements and put or call option agreements, under United States generally accepted accounting principles (“U.S. GAAP”), specifically, Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities (“Interpretation 46”), we are required to consolidate Malara Broadcast Group’s financial position, results of operations and statement of cash flows in our consolidated results. In addition, in accordance with the provisions of Interpretation 46, the Company did not account for the sale of the assets of WPTA-TV and no gain there from was recognized in the consolidated statements of operations.  In addition, we did not apply the provisions of purchase accounting to Malara Broadcast Group’s acquisition of WPTA-TV. Four Seasons Broadcast Company is owned by an independent third party. We do not own Four Seasons Broadcast Company and EBC Buffalo, Inc. or any of its television stations, and pursuant to Interpretation 46, we are not deemed to be the primary beneficiary of Four Seasons Broadcast Company and EBC Buffalo, Inc. and therefore, we have not consolidated their results.

On September 5, 2006, WMYD-TV began its affiliation with MyNetworkTV.  Our San Francisco television station, KBWB-TV began to operate as an independent in September 2006 after The WB ceased to provide programming.

We believe that inflation has not had a material impact on our results of operations for the three and nine months ended September 30, 2006.  However, there can be no assurance that future inflation would not have an adverse impact on our operating results and financial condition.

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

Third Quarter 2006 Highlights

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

•                  The Second Supplemental Indenture adds WBNG, Inc. and WBNG License, Inc., the WBNG-TV acquisition entities (which we completed on July 26, 2006, see below for further details) as guarantors to the Indenture. The Lenders have a first lien on the assets of WBNG, Inc and WBNG License, Inc. Note holders have a second lien in the assets of WBNG, Inc and WBNG License, Inc. Additionally, the Trustee agreed to act as collateral agent for the Lenders under the Credit Agreement. The Second Supplemental Indenture also makes conforming changes necessary to allow us to enter into the Credit Agreement, grant liens securing that indebtedness and makes certain other changes negotiated between us and the beneficial owners of more than a majority of the principal amount of the outstanding Notes (the “Majority Note Holders”).

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

•                  On July 17, 2006, in connection with termination of our agreements to sell KBWB-TV serving San Francisco, California and WMYD-TV serving Detroit, Michigan to affiliates of DS Audible, LLC, we announced our intentions to continue to market our San Francisco, California television station KBWB-TV and retain our Detroit, Michigan television station WMYD-TV. As of September 30, 2006, we reevaluated our intentions to continue to market KBWB-TV and determined not sell the asset in the near term, the asset is no longer available for immediate sale and we are not actively seeking buyers. See Note 7 to the consolidated financial statements for further information.

•                  On July 26, 2006, we borrowed the remaining $2.5 million of the Tranche B Term Loan and the $40 million Tranche A Term Loan to complete the acquisition of WBNG-TV (see below for further details.)

•                  On July 26, 2006, we and certain of our subsidiaries completed the acquisition of WBNG-TV, Channel 12, the CBS-affiliated television station serving Binghamton and Elmira, New York for $45 million in cash, plus certain closing adjustments, from Television Station Group Holdings, LLC and certain subsidiaries, pursuant to a definitive purchase agreement dated January 13, 2006.

•                  On August 1, 2006, we entered into a Third Supplemental Indenture, by and between us, the guarantors party thereto and The Bank of New York, as Trustee, which amends the Indenture in accordance with the Supplemental Agreement.

•                  On August 15, 2006, we entered into Amendment No. 1 under Credit and Guaranty Agreement (“Amendment No. 1”) to our Credit Agreement.  Amendment No. 1 extends from August 15, 2006 to August 31, 2006: (i) the date by which we are obligated to execute an agreement on the terms of a comprehensive reorganization plan in form and substance acceptable to the lenders holding more than 50% of the aggregate loan exposure under the Credit Agreement; and (ii) the date by which the failure of Malara to refinance Malara’s existing credit facility with a new credit facility from the lenders under the Credit Agreement would constitute an event of default under the Credit Agreement.  On August 31, 2006, we entered into Amendment No. 2 and Limited Waiver to our Credit Agreement, which, among other things, further extended such deadline from August 31, 2006 to September 15, 2006.

•                  Since we have not yet entered into a definitive agreement effectuating a comprehensive reorganization of the Company in form and substance satisfactory to the lenders holding 51% of the loans and Malara Broadcast Group has not yet refinanced its existing credit facility with a new credit facility from the lenders under the Credit Agreement, the failure of each of which constitutes an event of default under the Credit Agreement, upon our receipt of notice from the administrative agent under the Credit Agreement, among other things: (a) the unpaid principal amount of and accrued interest on the loans and all other obligations under the Credit Agreement shall immediately become due and payable and (b) the administrative agent may cause collateral agent to enforce any and all liens and security interests created pursuant to collateral documents under the Credit Agreement. The occurrence of any acceleration of debt due under the Credit Agreement would constitute an event of default under the Indenture. We continue to work on a comprehensive reorganization with the administrative agent satisfactory to the lenders holding 51% of the loans and Malara Broadcast Group continues to work on refinancing its existing credit facility and as of November 13, 2006, we have not received a default notice.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2006 and 2005

Consolidated Operations

Set forth below are significant factors that contributed to our operating results from our consolidated operations for the three months ended September 30, 2006 and 2005, respectively.

GROSS REVENUES BY CATEGORY,
CONSOLIDATED OPERATIONS

	Three Months Ended September 30,
	2006	2005	% Change
Local/Regional	$17,624,000	$17,600,000	0.1%
National	12,660,000	12,831,000	(1.3)%
Network Compensation	378,000	510,000	(25.9)%
Political	3,189,000	789,000	304.2%
Other	1,550,000	1,288,000	20.3%
Gross Revenue	35,401,000	33,018,000	7.2%
Agency Commissions	5,292,000	4,861,000	8.9%
Net Revenue	$30,109,000	$28,157,000	6.9%

Net revenues consist primarily of local, national and political airtime sales, net of sales adjustments and agency commissions. Additional, but less significant, amounts are generated from network compensation, internet revenues, barter/trade revenues, production revenues and other revenues.

Net revenue increased $1,952,000 or 6.9% to $30,109,000 for the three months ended September 30, 2006, from $28,157,000 for the three months ended September 30, 2005.  Increases in political advertising revenue and the inclusion of the results of WBNG-TV (acquired on July 25, 2006) were partially offset by decreases in non-political local and non-political national revenue and decreased network compensation. Declines in non-political local and national revenue were driven by lower spending by automotive advertisers, our largest category, as well as lower spending in the restaurant, retail, medical and packaged goods categories. Malara Broadcast Group’s net revenues totaled $3,256,000 or 11% and $3,398,000 or 12% of the total net revenues during the three months ended September 30, 2006 and 2005, respectively

Direct operating expenses, consisting primarily of programming, news and engineering decreased $70,000 or less than 1% to $14,000,000 for the three months ended September 30, 2006 from $14,070,000 for the same period in 2005. The decrease was primarily due to lower amortization of film contract rights due to the effects of favorable renewals on our existing programming commitments and the replacement of certain expensive, unprofitable programs with less expensive, profitable programming, offset in part by the inclusion of WBNG-TV in our consolidated results which was acquired during the three months ended September 30, 2006. There were $1,093,000 and $1,592,000 of film asset write-downs during the three months ended September 30, 2006 and 2005, respectively. Selling, general and administrative expenses increased $582,000 or 6% to $9,989,000 for the three months ended September 30, 2006 from $9,407,000 for the same period in 2005. The increase was primarily due to the increased advertising and promotional costs primarily relating to the launch MyNetworkTV at WMYD-TV and to promote KBWB-TV as an independent station during the third quarter of 2006 as well as the inclusion of WBNG-TV in our consolidated results which was acquired during the three months ended September 30, 2006. Malara Broadcast Group’s direct operating expenses and selling, general and administrative expenses for the three months ended September 30, 2006 and 2005 totaled $744,000 and $847,000, respectively, of the total station expenses, after elimination of expenses relating to various local service agreements between us and Malara Broadcast Group.

Other Consolidated Expenses

Amortization expense decreased $1,125,000 or 58% during the three months ended September 30, 2006 as compared to the same period a year earlier. The decrease was primarily due to the write down of the remaining carrying value of our network affiliation agreement at our KBWB-TV and WMYD-TV television stations during the fourth quarter of 2005 which was amortized during the same period in 2005, offset in part by the incremental amortization expense for WBNG-TV which was acquired during the three months ended September 30, 2006. Depreciation expense increased $706,000 or 49% during the three months ended September 30, 2006 compared to the same period a year earlier.  The increase was primarily due to the incremental depreciation expense recorded during the three months ended September 30, 2006 on the assets of KBWB-TV for the period of September 9, 2005 through September 30, 2006, when the assets were classified as “held for sale” and depreciation had ceased.

Corporate expense totaled $2,726,000; an increase of $168,000 or 6.6% compared to $2,558,000 for the three months ended September 30, 2005. The increase was primarily due to increased professional fees as well as increased compensation expenses due to additional personnel which were added during 2006. Corporate reorganization expenses totaled $2,923,000 during the three months ended September 30, 2006. Corporate reorganization expenses relates specifically to financial advisors and other professionals being retained to assist us with the evaluation of strategic options and to advise us on available financing and capital reorganization alternatives for our company in addition to certain professional fees incurred in connection with our on-going legal proceedings with The WB Television Network Partners, L.P., Harbinger Capital Partners Master Fund I, Ltd. and Twentieth Television and Twentieth Century Fox Film Corporation which all commenced during 2006 (see Part II Other Information; Item 1. Legal Proceedings to this form 10-Q for further details). The performance award expense for the three months ended September 30, 2006 decreased $320,000 compared to the same period in 2005. The decrease was due to the completion of amortization of the unvested portion of the performance award expense during the first three months of 2006.  Non-cash compensation expense decreased $57,000 or 61% primarily due to the forfeitures and / or fully vesting of stock awards granted in prior years, offset in part by $17,000 of non-cash compensation expense recorded during the three months ended September 30, 2006 related to stock option grants under Interpretation 123(R).

Interest expense totaled $12,593,000; an increase of $1,420,000 or 13% compared to $11,173,000 for the three months ended September 30, 2005. The increase was primarily due to the incremental interest expense incurred on our $40 million Tranche A Term Loan and $30 million Convertible Tranche B Term Loan entered into on July 5, 2006. Interest income totaled $153,000; a decrease of $422,000, or 73% compared to $575,000 for the three months ended September 30, 2005. The decrease was primarily due to decreased average cash balance invested during the three months ended September 30, 2006 as compared to the same period in 2005. Non-cash interest expense totaled $2,807,000; an increase of $1,683,000 or 150% compared to $1,124,000 for the three months ended September 30, 2005. The increase was primarily due to the amortization of deferred financing costs incurred in connection with our $40 million Tranche A Term Loan and $30 million Convertible Tranche B Term Loan on July 5, 2006.

We recorded as an expense the accrual of dividends on our 12 3/4% Cumulative Exchangeable Preferred Stock totaling $6,387,000 during the three months ended September 30, 2006 and 2005, respectively as required by Statement of Financial Accounting Standards No.150.

During the three months ended September 30, 2006, we recorded a current tax benefit of $96,000 and a deferred tax provision of $12,075,000 compared to a current tax provision of $53,000 and deferred tax benefit of $209,000 for the three months ended September 30, 2005. The net increased tax expense was due to an increase to the valuation allowance which was attributable to our determination at September 30, 2006 to retain our San Francisco, California television station KBWB-TV (See Note 10. Income Taxes in the Notes to our Consolidated Financial Statements).

Nine Months Ended September 30, 2006 and 2005

Consolidated Operations

Set forth below are significant factors that contributed to our operating results our consolidated operations for the nine months ended September 30, 2006 and 2005, respectively.

GROSS REVENUES BY CATEGORY,
CONSOLIDATED OPERATIONS

	Nine Months Ended September 30,
	2006	2005	% Change
Local/Regional	$56,857,000	$53,369,000	6.5%
National	38,191,000	38,377,000	(0.5)%
Network Compensation	1,153,000	2,176,000	(47.0)%
Political	5,544,000	1,502,000	269.2%
Other	4,477,000	3,959,000	13.1%
Gross Revenue	106,222,000	99,383,000	6.9%
Agency Commissions	15,469,000	14,478,000	6.8%
Net Revenue	$90,753,000	$84,905,000	6.9%

Net revenues consist primarily of local, national and political airtime sales, net of sales adjustments and agency commissions. Additional, but less significant, amounts are generated from network compensation, internet revenues, barter/trade revenues, production revenues and other revenues.

Net revenue increased $5,848,000 or 7% to $90,753,000 for the nine months ended September 30, 2006, from $84,905,000 for the nine months ended September 30, 2005. The increase was primarily due to increases in political advertising revenue of $4,042,000 or 269% and the inclusion of WBNG-TV in our consolidated results which was acquired during the three months ended September 30, 2006 which contributed to healthy increases in non-political local revenues of $3,488,000 or 6.5%, offset by decreases network compensation of $1,023,000 or 47%. The non-political local revenue increase was primarily due to the growth in the home improvement, retail, medical and services categories. Malara Broadcast Group’s net revenues totaled $11,010,000 or 12% and $8,621,000 or 10% of the total net revenues during the nine months ended September 30, 2006 and 2005, respectively.

Direct operating expenses, consisting primarily of programming, news and engineering decreased $1,987,000 or 5% to $36,901,000 for the nine months ended September 30, 2006 from $38,888,000 for the same period in 2005. The decrease was primarily due to lower amortization of film contract rights due to the effects of favorable renewals on our existing programming commitments and the replacement of certain expensive, unprofitable programs with less expensive, profitable programming, offset in part by the inclusion of WBNG-TV in our consolidated results which was acquired during the three months ended September 30, 2006. There were $1,093,000 and $1,592,000 of film asset write-downs during the nine months ended September 30, 2006 and 2005, respectively. Selling, general and administrative expenses increased $1,158,000 or 4% to $28,809,000 for the nine months ended September 30, 2006 from $27,651,000 for the same period in 2005. The increase was primarily due to higher local sales commissions due to increased local sales, increased advertising and promotional costs primarily relating to the launch MyNetworkTV at WMYD-TV and to promote KBWB-TV as an independent station during the third quarter of 2006 and the inclusion of WBNG-TV in our consolidated results which was acquired during the three months ended September 30, 2006. Malara Broadcast Group’s direct operating expenses and selling, general and administrative expenses for the nine months ended September 30, 2006 and 2005 totaled $2,059,000 and $1,700,000, respectively, of the total station expenses, after elimination of expenses relating to various local service agreements between us and Malara Broadcast Group.

Other Consolidated Expenses

Amortization expense decreased $4,053,000 or 64% during the nine months ended September 30, 2006 as compared to the same period a year earlier. The decrease was primarily due to the write down of the remaining carrying value of our network affiliation agreement at our KBWB-TV and WMYD-TV television stations during the fourth quarter of 2005 which was amortized during the same period in 2005, offset in part by the incremental amortization expense of WBNG-TV which was acquired during the three months ended September 30, 2006. Depreciation expense increased $785,000 or 17% during the nine months ended September 30, 2006 compared to the same period a year earlier.  The increase was primarily due to the incremental depreciation expense of KDLH-TV and WISE-TV which were acquired by Malara Broadcast Group and us, respectively, in March 2005 and WBNG-TV which was acquired during the three months ended September 30, 2006.

 Corporate expense totaled $8,912,000; an increase of $930,000 or 12% compared to $7,982,000 for the nine months ended September 30, 2005. The increase was primarily due to certain professional fees originally capitalized as part of our pending station sales which were expensed upon termination of the purchase and sale agreements on July 17, 2006 as well as increased compensation expenses due to additional personnel which were added during 2006. Corporate reorganization totaled $4,307,000 during the nine months ended September 30, 2006. Corporate reorganization expenses relates specifically to financial advisors and other professionals being retained to assist us with the evaluation of strategic options and to advise us on available financing and capital reorganization alternatives for our company as well as certain professional fees incurred in connection with our on-going legal proceedings with The WB Television Network Partners, L.P., Harbinger Capital Partners Master Fund I, Ltd. and Twentieth Television and Twentieth Century Fox Film Corporation which all commenced during 2006 (see Part II Other Information; Item 1. Legal Proceedings to this form 10-Q for further details). The performance award expense for the nine months ended September 30, 2006 decreased $871,000 or 91% compared to the same period in 2005. The decrease was due to the completion of amortization of the unvested portion of the performance award expense during the first three months of 2006.  Non-cash compensation expense decreased $135,000 or 48% primarily due to the forfeitures and / or fully vesting of stock awards granted in prior years, offset in part by $51,000 of non-cash compensation expense recorded during the nine months ended September 30, 2006 related to stock option grants under Interpretation 123(R).

Interest expense totaled $34,876,000; an increase of $2,372,000 or 7% compared to $32,504,000 for the nine months ended September 30, 2005.  This increase is primarily due to the incremental interest expense on Malara Broadcast Group’s Senior Credit Facility which was entered in March 2005 and the incremental interest expense incurred on our $40 million Tranche A Term Loan and $30 million Convertible Tranche B Term Loan entered into on July 5, 2006. Interest income totaled $537,000; a decrease of $776,000, or 59% compared to $1,313,000 for the nine months ended September 30, 2005. The decrease was primarily due to decreased average cash balance invested during the nine months ended September 30, 2006 as compared to the same period in 2005. Non-cash interest expense totaled $5,760,000; an increase of $2,418,000 or 72% compared to $3,342,000 for the nine months ended September 30, 2005. The increase is due to write off deferred financing fees during the first three months of 2006 which were incurred in connection with the Malara Broadcast Group Senior Credit Facility Tranche A Term Loan in 2005, which was repaid on February 10, 2006 as well as the amortization of deferred financing costs incurred in connection with our 40 million Tranche A Term Loan and $30 million Convertible Tranche B Term Loan on July 5, 2006.

We recorded as an expense the accrual of dividends on our 12 3/4% Cumulative Exchangeable Preferred Stock totaling $19,161,000 during the nine months ended September 30, 2006 and 2005, respectively as required by Statement of Financial Accounting Standards No 150.

During the nine months ended September 30, 2006, we recorded a current tax provision of $175,000 and a deferred tax provision of $27,452,000, compared to a current tax provision of $164,000 and a deferred tax benefit of $645,000 for the nine months ended September 30, 2005. The net increase in tax expense was due to an increase to the valuation allowance which was attributable to our recent announcement to retain our Detroit, Michigan television station WMYD-TV in July 2006 and our determination at September 30, 2006 to retain our San Francisco, California television station KBWB-TV (See Note 10. Income Taxes in the Notes to our Consolidated Financial Statements).

Restructuring and Severance Charges

Restructuring Charges

During the first three months of 2006, we recorded a $34,000 restructuring charge related to stay-bonuses awarded to transitional employees at the Duluth, Minnesota television stations.  As of June 30, 2006, we completed the separation payments related to the corporate restructuring charges, and reduced our accrual by approximately $20,000 to adjust for payments of benefits and amounts originally accrued for.

During 2005 and 2004, we recorded restructuring charges in the aggregate totaling $2,474,000. Of the total $2,474,000, approximately $1,406,000 related to severance and other benefits, associated with the departure of Stuart J. Beck (see Note 4, Related Parties) and administrative support staff at the corporate office who were paid over an eighteen month period from date of separation in September 2004 through March 2006. As of September 30, 2006, the remaining restructuring charges related to employee separations, which included severance, other benefits and stay-bonuses awarded to transitional employees at the Duluth, Minnesota and Fort Wayne, Indiana television stations. We anticipates that from time to time we will incur minimal restructuring charges in future periods as part of our continued effort to achieve and maintain cost control initiatives at our various stations. These costs are not anticipated to be significant in nature and therefore, will not be separately disclosed herein.

At September 30, 2006, the accruals for restructuring activities were included in “other accrued liabilities” on the consolidated balance sheets and the related expense for the charge at the television stations are included in “selling, general and administrative expenses” on the consolidated statement of operations. These costs were recognized in accordance with the provisions of Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

Acquisition Charges

During 2005, we accrued $627,000 related to employee separations, which included severance and other benefits as part of our purchase accounting. These accrued costs were a result of employees not retained by us subsequent to our acquisition of the Fort Wayne, Indiana television station, which included operational through management employees.

At September 30, 2006, the accruals for acquisition activities of the television station were included in “other accrued liabilities” on the consolidated balance sheets. These charges were recognized in accordance with the provisions of Emerging Issues Task Force Issue No. 95-3 Recognition of Liabilities in Connection with a Purchase Business Combination.

The following is a reconciliation of the aggregate liability recorded for restructuring and acquisition charges as of September 30, 2006:

	Reconciliation of Aggregate Liability Recorded for Restructuring and Acquisition Charges
	Three Months Ended September 30, 2006
	June 30, 2006	Provision	Payments	September 30, 2006
Television stations	$14,200	$—	$10,600	$3,600

Total	$14,200	$—	$10,600	$3,600

	Reconciliation of Aggregate Liability Recorded for Restructuring and Acquisition Charges
	Nine Months Ended September 30, 2006
	December 31, 2005	Provision	Payments	September 30, 2006
Television stations	$81,000	$34,000	$111,400	$3,600
Corporate	192,000	(20,000)	172,000	—

Total	$273,000	$14,000	$283,400	$3,600

The liability for the restructuring and acquisition charges will be paid in accordance with the provisions of the severance agreements and payments are expected to be completed at various times through 2006.

Liquidity and Capital Resources

As of September 30, 2006, we had approximately $18,229,000 of cash and cash equivalents on hand. On December 31, 2005 we had $24,997,500 in U.S. government securities which were pledged to support the reimbursement obligations in the event of a draw on the letter of credit that served as collateral for the Tranche A Term Loan under Malara Broadcast Group’s Senior Credit Facility.  On February 10, 2006, the letter of credit issued in March 2005 to support the $23.5 million Tranche A Term Loan was drawn upon in satisfaction of Malara Broadcast Group’s obligations to such lenders under the Malara Tranche A Term Loan following non-renewal of the letter of credit.  We paid our reimbursement obligation to the letter of credit issuer on February 10, 2006, using U.S. government securities which had been pledged in support of such obligation.

An interest payment of $19,744,000 on our 9 ¾ Senior Secured Notes (the “Notes”) was due on June 1, 2006. Since payment was not made within 30 days after June 1, 2006, an “Event of Default” under the Indenture governing the Notes occurred, which was subsequently cured as described below.

On July 5, 2006, we entered into a Credit and Guaranty Agreement with Silver Point Finance LLC, as Administrative Agent, and the Lenders party thereto (the “Lenders”) from time to time (the “Credit Agreement”). The Credit Agreement provides for two secured loans: a $40 million Tranche A Term Loan and a Convertible Tranche B Term Loan for $30 million. The Tranche B Term Loan is presently convertible, at the option of the Lenders in the aggregate, into 200,000 shares of our 12 ¾% Cumulative Exchangeable Preferred Stock (the “Preferred Stock”). Both term loans are secured by our existing assets and our subsidiaries generally on a pari passu basis with the Notes. Both term loans mature on December 1, 2006. On July 5, 2006, we borrowed $27.5 million of the Tranche B Term Loan and approximately $19.9 million of the proceeds were used to pay interest on the Notes that was due June 1, 2006, thus curing the Event of Default with respect to such Notes. The remaining proceeds of approximately $7.6 million became available for working capital purposes. On July 26, 2006, we borrowed the remaining $2.5 million of the Tranche B Term Loan and $40 million Tranche A Term Loan to complete the acquisition of WBNG-TV as previously described. As of September 30, 2006, we paid approximately $1,528,000 of interest on the $70 million Credit Agreement entered into on July 5, 2006.

On August 15, 2006, we entered into Amendment No. 1 under Credit and Guaranty Agreement (“Amendment No. 1”) to our Credit Agreement.  Amendment No. 1 extends from August 15, 2006 to August 31, 2006: (i) the date by which we are obligated to execute an agreement on the terms of a comprehensive reorganization plan in form and substance acceptable to the lenders holding more than 50% of the aggregate loan exposure under the Credit Agreement; and (ii) the date by which the failure of Malara to refinance Malara’s existing credit facility with a new credit facility from the lenders under the Credit Agreement would constitute an event of default under the Credit Agreement.  On August 31, 2006, we entered into Amendment No. 2 and Limited Waiver to its Credit Agreement, which, among other things, further extended such deadline from August 31, 2006 to September 15, 2006.

The Credit Agreement, as amended, specifies certain events of default, including the following: (i) failure to make payments when due under the Credit Agreement; (ii) certain defaults in other agreements concerning indebtedness; (iii) failure of the Company to enter into a definitive agreement effectuating a comprehensive reorganization of the Company in form and substance satisfactory to the lenders holding 51% of the loans by September 15, 2006; (iv) material breach of a representation; (v) involuntary or voluntary bankruptcy; (vi) judgment, writs or warrants of attachment in the aggregate amount in excess of $2,000,000 shall be entered or filed against the Company and remain un-discharged for 30 days; (vii) the failure of Malara Broadcast Group to refinance the Malara Broadcast Group senior credit facility with a new facility from the lenders by September 15, 2006; and (viii) the failure of the Company to execute and deliver a supplement to Indenture on or prior to July 31, 2006 in accordance with the Supplemental Agreement. Since September 15, 2006 we have not yet entered into reorganization agreement and Malara Broadcast Group has not yet refinanced its existing credit facility, the failure of each constitutes an event of default under the Credit Agreement, upon notice to the Company by the administrative agent under the Credit Agreement among other things: (a) the unpaid principal amount of and accrued interest on the loans and all other obligations under the Credit Agreement shall immediately become due and payable and (b) the administrative agent may cause collateral agent to enforce any and all liens and security interests created pursuant to collateral documents under the Credit Agreement. The occurrence of any acceleration of debt due under the Credit Agreement would constitute an event of default under the Indenture. We continue to work on a comprehensive reorganization with the administrative agent satisfactory to the lenders holding 51% of the loans and Malara Broadcast Group continues to work on refinancing its existing credit facility and as of November 13, 2006, we have not received a default notice.

We do not presently have the cash to make our December 1, 2006 interest payment of $19,744,000 on our Notes or repay all amounts outstanding under our $70 million Credit Agreement when due on December 1, 2006. In order to improve our existing liquidity position and to further our business strategy, we continue to explore all potential reorganization alternatives with respect to our debt obligations and preferred stock, including a reorganization under Chapter 11 of the Bankruptcy Code. A lack of liquidity would have a material adverse effect on our business strategy and therefore affect our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

We have established an investment policy for investing cash that is not immediately required for working capital purposes.  Our investment objectives are to preserve capital, maximize our return on investment and to ensure we have appropriate liquidity for our cash needs. The investments are considered to be available-for-sale as defined under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. As of September 30, 2006, we had approximately $18,229,000 of cash and cash equivalents. As of September 30, 2006, we had no marketable securities.

Net Cash Used in or Provided by Operating, Investing and Financing Activities

Net cash used in operating activities was $9,587,000 during the nine months ended September 30, 2006 compared to $11,552,000 during the nine months ended September 30, 2005. The change in 2006 from 2005 was primarily due to the changes in net assets and liabilities.

Net cash used in investing activities was $21,830,000 during the nine months ended September 30, 2006 compared to $77,895,000 during the nine months ended September 30, 2005. The change in 2006 from 2005 was primarily due to the selling of our U.S. Government Securities during the three months ended March 31, 2006, as compared to the acquisition of assets and the purchase of U.S. Government Securities during the same period in 2005.

Net cash provided by financing activities was $42,017,000 during the nine months ended September 30, 2006 compared to $50,566,000 during the nine months ended September 30, 2005. The change in 2006 from 2005 is primarily due to the increased net proceeds received in 2006 compared to 2005, offset in part by increased payments of deferred financing fees.

Our 9 3/4% Senior Secured Notes, Tranche A Term Loan and Convertible Tranche B Term Loan

On December 22, 2003, we completed a $405,000,000 offering of our 9 3/4 % Senior Secured Notes (the “Notes”) due December 1, 2010, at a discount, resulting in proceeds to us of $400,067,100.  Interest on the Notes is payable on December 1 and June 1 of each year, which commenced on June 1, 2004.

On July 5, 2006, we entered into a Credit and Guaranty Agreement with Silver Point Finance LLC, as Administrative Agent, and the Lenders party (the “Lenders”) thereto from time to time (the “Credit Agreement”). The Credit Agreement provides for two secured loans: a $40 million Tranche A Term Loan and a Convertible Tranche B Term Loan for $30 million. The Tranche B Term Loan is presently convertible, at the option of the Lenders in the aggregate, into 200,000 shares of our 12 ¾% Cumulative Exchangeable Preferred Stock (the “Preferred Stock”). Both term loans are secured by our existing assets and our subsidiaries generally on a pari passu basis with our Notes. Both term loans mature on December 1, 2006. On July 5, 2006, we borrowed $27.5 million of the Tranche B Term Loan and approximately $19.9 million of the proceeds were used to pay interest on the Notes that was due June 1, 2006. The remaining proceeds of approximately $7.6 million became available for working capital purposes. On July 26, 2006, we borrowed the remaining $2.5 million of the Tranche B Term Loan and $40 million Tranche A Term Loan to complete the acquisition of WBNG-TV. Interest on the Credit Agreement, which is LIBOR plus 5.0%, is payable generally on the last day of each month and/or the last day of each interest period, which commenced on July 31, 2006. As of September 30, 2006, we incurred approximately $1,528,000 of interest expense on the $70 million Credit Agreement entered into on July 5, 2006.

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

On August 15, 2006, the Company entered into Amendment No. 1 under Credit and Guaranty Agreement (“Amendment No. 1”) to its Credit Agreement.  Amendment No. 1 extends from August 15, 2006 to August 31, 2006: (i) the date by which the Company and its subsidiaries are obligated to execute an agreement on the terms of a comprehensive reorganization plan in form and substance acceptable to the lenders holding more than 50% of the aggregate loan exposure under the Credit Agreement; and (ii) the date by which the failure of Malara to refinance Malara’s existing credit facility with a new credit facility from the lenders under the Credit Agreement would constitute an event of default under the Credit Agreement.  On August 31, 2006, the Company entered into Amendment No. 2 and Limited Waiver to its Credit Agreement, which, among other things, further extended such deadline from August 31, 2006 to September 15, 2006.

The Notes and Credit Agreement are our senior secured obligations. The Notes are guaranteed by each of our restricted subsidiaries. The Credit Agreement is guaranteed by all of our subsidiaries.  The Notes, Credit Agreement and the guarantees are secured by substantially all of our assets. We may redeem some or all of the Notes at any time on or after December 1, 2006.

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

Under the Indenture, the Malara Broadcast Group companies to which we provide services pursuant to the local services agreements are subject to the terms of the Indenture applicable to Restricted Subsidiaries that are not Guarantors, as such terms are defined in the Indenture.

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

Malara Broadcast Group was required to make monthly principal payments on the Term Loan A and the Revolving Loan equal to the product of (i) the Repayment Percentage (which is 25% unless there is an Event of Default or the Consolidated Loan to Stick Value is less than 70%, in which case the Repayment Percentage is 100%) and (ii) the Consolidated Excess Free Cash Flow for the month preceding the month in which such installment is due, as such terms are defined in the Malara Broadcast Group Senior Credit Facility.  All such payments would have been applied first to repay the outstanding Revolving Loan to the full extent thereof (without a corresponding reduction in the Revolving Loan Commitment Amount) and second to repay the outstanding Term Loan A to the full extent thereof; provided that, if the Repayment Percentage for such monthly installment is 100%, the excess 75% of such monthly installment would have been applied first to repay the outstanding Revolving Loan to the full extent thereof and second to repay the outstanding Term Loan B to the full extent thereof. For the three and nine months ended September 30, 2006, the total principal payments made on the Revolving Loan and Tranche B Term Loan approximated $290,000 and $1,114,000, respectively and total principal payments made to date approximated $2,135,000.

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

Our 12 3/4 % Cumulative Exchangeable Preferred Stock

Under the terms of the Certificate of Designations for our 12 3/4% Cumulative Exchangeable Preferred Stock (the “Preferred Stock”), we are required to make the semi-annual dividends on such shares in cash beginning October 1, 2002.  The cash payment of dividends had been restricted by the terms of our previous senior credit agreement and indentures and is prohibited under the Indenture, which governs our Notes and under the Credit Agreement.  Consequently we have not paid the semi-annual dividend due to the holders since October 1, 2002. During the three and nine months ended September 30, 2006 a dividend payment of $6,387,000 and $19,161,000, respectively, accrued on our Preferred Stock. As of September 30, 2006, we have recorded an aggregate of $114,965,000 in accrued dividends on our Preferred Stock. Since three or more semi-annual dividend payments have not been paid, the holders of the Preferred Stock had the right to elect the lesser of two directors or that number of directors constituting 25% of the members of the Board of Directors. On October 24, 2005, the holders of the majority of the Preferred Stock exercised their right to elect two directors to the Board of Directors of the Company. We are restricted from paying cash dividends under the Indenture, which governs our Notes, and under the Credit Agreement and do not anticipate paying cash dividends on our Preferred Stock.

Film Payments

As part of an overall effort to reduce station operating expenses, we have made substantial progress replacing unprofitable programming with competitive, profitable programming.

Film payments from our consolidated operations for the three and nine months ended September 30, 2006 totaled $2 million and $8.9 million, respectively, as compared to the three and nine months ended September 30, 2005 totaling $4 million and $15.9 million, respectively.

No Off-Balance Sheet Arrangements

At September 30, 2006 and 2005 we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. All of our arrangements with Malara Broadcast Group are on-balance sheet arrangements.

Capital and Commercial Commitments

The following table and discussion reflect our significant contractual obligations and other commercial commitments related to consolidated operations as of September 30, 2006:

	Payment Due by Period
Capital Commitment	Total	Remainder of 2006	2007 - 2008	2009 - 2010	Thereafter

9 3/4% Senior Secured Notes due 2010	$405,000,000	$—	$—	$405,000,000	$—
Interest on Senior Secured Notes	174,403,000	19,744,000	78,975,000	75,684,000	—
Malara Broadcast Group Senior Credit Facility (b)	29,281,000	994,000	7,145,000	21,142,000	—
Interest on Malara Broadcast Group Senior Credit Facility (c)	10,918,000	879,000	6,496,000	3,543,000	—
Senior Credit Agreement — Tranche A and Tranche B Term Loans (e)	70,000,000	70,000,000	—	—	—
Interest on - Senior Credit Agreement (f)	1,261,000	1,261,000	—	—	—
Program contract commitments — current	51,044,000	27,044,000	13,147,000	5,511,000	5,342,000
Program contract commitments — future (d)	17,975,000	43,000	7,729,000	8,427,000	1,776,000
Operating leases	11,704,000	502,000	3,464,000	3,058,000	4,680,000
Network Affiliations	3,154,000	3,154,000	—	—	—
12 3/4% Cumulative Exchangeable Preferred Stock, including accrued dividends (a)	377,670,000	—	—	377,670,000	—
Deferred compensation (g)	3,068,000	3,068,000	—	—	—
Total capital and commercial commitments	$1,155,478,000	$126,689,000	$116,956,000	$900,035,000	$11,798,000

(a)             As of September 30, 2006, the Cumulative Exchangeable Preferred Stock, including accrued dividends totaled $314,423,000. The table above includes the balance as of September 30, 2006 and the expected accrued dividends through April 2009, the date of redemption. Payment of cash dividends are restricted by the terms of the Indenture, which governs our existing Senior Secured Notes and by the Credit Agreement.

(b)            The amounts are our estimates of required cash payments under the Malara Senior Credit Facility. The Malara Senior Credit Facility currently consists of a revolver and one term loan. The required amortization under the revolver is calculated based upon Malara’s station performance; therefore, actual required amortization may vary from our estimates above. The remaining term loan has a fixed amortization schedule, and such amounts are included above.

(c)             The amounts are our estimates of required interest payments under the Malara Senior Credit Facility. The actual interest payments may vary based upon the actual required amortization payments of the Malara Senior Credit Facility (see (b) above).

(d)            Program contract commitments — future reflect a license agreement for program material that is not yet available for its first broadcast and is therefore not recorded as an asset or liability on our consolidated balance sheet in accordance with the provisions of Statement of Financial Accounting Standards No. 63, Financial Reporting for Broadcasters.

(e)             On July 5, 2006, we entered into a Senior Credit Agreement with Silver Point Finance LLC. The Credit Agreement provides for two secured loans: a $40 million Tranche A Term Loan and a Convertible Tranche B Term Loan for $30 million. Both term loans mature on December 1, 2006. The Tranche B Term Loan is presently convertible, at the option of the Lenders in the aggregate, into 200,000 shares of our 12 ¾% Cumulative Exchangeable Preferred Stock. On July 5, 2006, we borrowed $27.5 million on the Tranche B Term Loan. On July 26, 2006, we borrowed the remaining $2.5 million on the Tranche B Term Loan and the $40 million Tranche A Term Loan. The above amount represents the entire borrowings on the Senior Credit Agreement.

(f)               The amounts are our estimates of required interest payments under the Senior Credit Agreement. The actual interest payments may vary based upon the actual LIBOR rates obtained during the term of the Senior Credit Agreement (see (e) above).

(g)            Deferred compensation reflects amounts owed under award programs and severance agreements. Of the total amounts, $3,065,000 is due to Stuart J. Beck in December 2006 as part of a performance award granted in December 2003 (see Note 4. Related Parties) and the remainder is owed under severance agreements.

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

Interest rates associated with Malara Broadcast Group’s March 8, 2005, Tranche A Term Loan, which was repaid on February 10, 2006, were based, at Malara Broadcast Group’s option, at either (i) the higher of the Prime Rate or the Federal Funds Effective Rate plus 0.50% (the “Base Rate”) or (ii) the Adjusted Eurodollar Rate plus 0.60% per annum, as such terms are defined in the Malara Broadcast Group Senior Credit Facility.  Interest rates associated with Malara Broadcast Group’s March 8, 2005, Tranche B Term Loan and Revolving Loan are based, at Malara Broadcast Group’s option, at either (i) the Base Rate plus 4.625% per annum or (ii) the Adjusted Eurodollar Rate plus 7.375% per annum.  In addition, Deferred Interest (as defined in the Malara Broadcast Group Senior Credit Facility) accrues with respect to, and is added to the principal amount of, the Term Loan B and Revolving Loan at a rate of 3% per annum.  At September 30, 2006, the six-month Adjusted Eurodollar Rate was 5.39%.  Malara Broadcast Group has not entered into any agreements to hedge the risk of potential interest rate increases.  Based on borrowings outstanding as of September 30, 2006, a 2% increase in the Adjusted Eurodollar Rate would increase interest expense on an annual basis by approximately $564,000.

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

Item 4.                         Controls and Procedures

As of September 30, 2006, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2006.  There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.                         Legal Proceedings

Twentieth Television and Twentieth Century Fox Film Corporation Proceedings.  On or about August 31, 2006, Twentieth Television and Twentieth Century Fox Film Corporation filed a complaint against the Company, Pacific FM, Inc. and others in the Superior Court for the State of California alleging that the defendants breached certain contracts with plaintiff related to certain programming allegedly supplied by the plaintiffs.  The complaint seeks approximately $23 million in damages.  On or about October 4, 2006, the plaintiffs filed a motion seeking an order of attachment against any assets of the defendants located in California in the amounts of $4,292,699.85 and $647,883.48 related to the contracts.  On November 1, 2006, the Court granted the plaintiffs motion for an order of attachment.  Failure to vacate such attachment lien within 30 days after any lien is placed on any assets of the Company or any of its subsidiaries would constitute a default under the Company’s Indenture. Failure to vacate such attachment within 15 days after any lien is placed on any assets of the Company or any of its subsidiaries would constitute an event of default under the Company’s Credit Agreement.  On November 6, 2006, the defendants answered the complaint.

Warner Bros. Television Distribution Proceedings.  On August 9, 2006, the Company was served with a complaint in a law suit filed by Warner Bros. Television Distribution, Inc. on August 4, 2006 against the Company and certain of its subsidiaries in the Superior Court of the State of California, County of Los Angeles.  The complaint alleges breach of several syndication license agreements for non-payment of license fees and seeks monetary damages in excess of $7.5 million.  On October 6, 2006, the Company filed an answer to the complaint with affirmative defenses.

Refiled Harbinger Proceedings.  On or about August 21, 2006, Harbinger Capital Partners Master Fund I, Ltd. and Goldentree High Yield Master Fund II, Ltd. filed a complaint in the Court of Chancery of the State of Delaware against Granite Broadcasting Corporation and certain of its officers and directors. The complaint asserts direct and derivative causes of action and claims that the defendants breached their fiduciary duties in connection with their evaluation of certain restructuring proposals proposed by the plaintiffs in or around June, 2006. The complaint does not specify the amount of damages sought by the plaintiffs.  The defendants have filed a motion to dismiss the complaint, but the parties have not yet filed briefs with respect to the motion to dismiss.

Dismissed Harbinger Proceedings.  On June 7, 2006, Harbinger Capital Partners Master Fund I, Ltd. (“Harbinger”), a holder of 12¾% Cumulative Exchangeable Preferred Stock (“Preferred Stock”) of the Company, filed a lawsuit (the “Delaware Harbinger Suit”) in the Court of Chancery of the State of Delaware in and for New Castle County (the “Chancery Court”), C.A. No. 2205-N, against Granite Broadcasting Corporation, DS Audible San Francisco, LLC (“DS San Francisco”) and DS Audible Detroit, LLC (“DS Detroit,” and together with DS San Francisco, “DS Audible”) alleging that the proposed sales (the “Sales”) by the Company of TV Stations KBWB-TV and WDWB-TV to DS Audible pursuant to Asset Purchase Agreements dated as of May 1, 2006 (the “Sale Agreements”) constituted fraudulent conveyances under the New York Uniform Fraudulent Conveyance Act and the California and Michigan Uniform Fraudulent Transfer Acts, and seeking to have the Delaware Court enjoin the Sales, or if the Sales occurred, to rescind the Sales, as well as damages. The Company believes that the Delaware Harbinger Suit is without merit and on June 13, 2006, filed a Motion to Dismiss and requested an expedited hearing with respect thereto. On June 29, 2006, the Chancery Court granted the Company’s Motion to Dismiss the Delaware Harbinger Suit. On or about June 30, 2006, the plaintiffs filed a notice of appeal of the Chancery Court’s Memorandum Opinion and Order dismissing the lawsuit. The Company intends to continue to vigorously defend this lawsuit on appeal. On August 14, 2006, Harbinger voluntarily withdrew its appeal of the Chancery Court’s Memorandum Opinion and Order dismissing the lawsuit.

Mooted Harbinger FCC Proceedings.  Also on June 7, 2006, Harbinger filed a Petition to Deny before the Federal Communications Commission (the “FCC”) requesting that the FCC not consent to the transfer of FCC licenses relating to KBWB-TV and WDWB-TV pending resolution of the Delaware Harbinger Suit. The FCC’s Media Bureau (“Bureau”) denied the petition and granted the assignment application in June 2006.  On July 24, 2006, Harbinger filed a petition for reconsideration seeking Bureau reconsideration of its June decision.  On July 25, 2006, the Company notified the FCC that it had decided not to consummate the assignment of the Stations.  The Company subsequently notified the FCC that it did not intend to respond to the petition for reconsideration because it is mooted by the withdrawal of the assignment applications because the assignment of the Stations to DS Audible will not be consummated.

The WB Suit.  On May 17, 2006, Granite Broadcasting Corporation and certain of its subsidiaries filed a lawsuit in the Delaware Court of Chancery regarding the termination by The WB Television Network Partners, L.P. (“The WB”) of Granite’s WB affiliation agreements for its San Francisco and Detroit television stations. The lawsuit follows the January 24, 2006 announcement of the merging of the UPN and WB television networks, and was filed against The WB, WB Communications, a division of Time Warner Entertainment Company, L.P., CBS Corporation (“CBS”) and Warner Brothers Entertainment, Inc. (“Warner Brothers”). The lawsuit alleges, among other things, that The WB’s premature termination of Granite’s San Francisco and Detroit network affiliation agreements, and The WB’s repudiation of agreements to extend the terms of Granite’s San Francisco and Detroit network affiliation agreements, damaged Granite and its subsidiaries and led to the termination of their then-existing agreements to sell those stations to wholly-owned subsidiaries of AM Media Holdings, LLC. In addition, it alleges that Warner Brothers and CBS tortuously interfered with Granite’s San Francisco and Detroit network affiliation agreements and the agreements to extend the terms of the San Francisco and Detroit network affiliation agreements. On August 4, 2006, The WB, WB Communications, Warner Brothers and CBS filed their answers to the complaint.  The WB has asserted a counterclaim against us.  The two-count counterclaim alleges that we breached the San Francisco and Detroit network affiliation agreements by failing to make certain payments thereunder and that, as of July 14, 2006, we owe The WB $2,523,428 under those agreements, plus interest thereon.  On August 24, 2006, the Company filed a reply to the counterclaim with affirmative defenses.

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

Our source of available liquidity is our cash. We do not presently have enough cash to make the interest payment of $19,744,000 on our Notes on December 1, 2006, repay the loans under our Credit Agreement due on December 1, 2006 and otherwise service our existing obligations on an ongoing basis.  Lack of liquidity would have a material adverse effect on our ability to implement our business strategy and continue as a going concern. We have engaged the services of Houlihan Lokey Howard & Zukin as our financial advisor to assist us in the evaluation of strategic options and to advise us on available financing and capital reorganization alternatives. There can be no assurance that any transaction will occur or, if one is undertaken, of its potential terms or timing. See “Liquidity and Capital Resources” in our Management’s Discussion and Analysis for further details.

Our failure to enter into an agreement effectuating a comprehensive restructuring of the Company in a form acceptable to the requisite lenders under the Credit Agreement by September 15, 2006 constitutes an event of default under our Credit Agreement, which following notice from the administrative agent under the Credit Agreement, would, among other things, result in the acceleration of our obligations under the Credit Agreement.

The Credit Agreement as amended, requires that by September 15, 2006 the Company enter into a definitive agreement effectuating a comprehensive reorganization of the Company in form and substance satisfactory to the lenders holding 51% of the loans.  Since the Company has not yet entered into a reorganization agreement, which constitutes an event of default under the Credit Agreement, upon notice to the Company by the administrative agent under the Credit Agreement, among other things: (a) the unpaid principal amount of and accrued interest on the loans and all other obligations under the Credit Agreement shall immediately become due and payable and (b) the administrative agent may cause collateral agent to enforce any and all liens and security interests created pursuant to collateral documents under the Credit Agreement. The occurrence of any acceleration of debt due under the Credit Agreement would constitute an event of default under the Indenture. The Company and administrative agent are continuing to work on a comprehensive reorganization satisfactory to the lenders holding 51% of the loans and as of November 13, 2006, the Company has not received a default notice. There can be no assurance that the Company will be able to enter into a Reorganization Plan acceptable to the requisite lenders under the Credit Agreement.

The failure of Malara Broadcast Group to refinance the existing Malara Broadcast Group Senior Credit Facility with a new credit facility with the lenders under our Credit Agreement by September 15, 2006 constitutes an event of default under our Credit Agreement, which following notice from the administrative agent under the Credit Agreement, would, among other things, result in the acceleration of our obligations under the Credit Agreement.

The Credit Agreement, as amended, requires that by September 15, 2006 Malara Broadcast Group refinance its existing credit facility with a new credit facility from the lenders under the Credit Agreement.  Since Malara Broadcast Group  has not yet refinanced its existing credit facility, which constitutes an event of default under the Credit Agreement, upon notice to the Company by the administrative agent under the Credit Agreement, among other things:  (a)  the unpaid principal amount of and accrued interest on the loans and all other obligations under the Credit Agreement shall immediately become due and payable and (b) the administrative agent may cause collateral agent to enforce any and all liens and security interests created pursuant to collateral documents under the Credit Agreement. The occurrence of any acceleration of debt due under the Credit Agreement would constitute an event of default under the Indenture. Malara Broadcast Group continues work on refinancing its existing credit facility and as of November 13, 2006, the Company has not received a default notice.  There can be no assurance that Malara Broadcast Group will be able to refinance its existing credit facility.

Results of legal proceedings could have a material adverse effect on our financial condition, results of operations and liquidity.

The disclosure appearing in Part II, Item 1 “Legal Proceedings” is hereby incorporated herein by reference.  We are defending the lawsuits filed against us. However, we cannot predict when the legal proceedings will be completed or the likely outcome of any of the legal proceedings. It is possible that they could lead to additional lawsuits, settlements and/or judgments either against us or our subsidiaries or both, and that, as a result, we will be required to pay damages or other payments or suffer other penalties, each of which could have a material adverse effect on our financial condition, results of operations and liquidity. We will continue to incur significant costs and expenses as a result of the ongoing legal proceedings.

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

Item 2.                         Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                         Defaults Upon Senior Securities

The disclosure appearing under Part II, Item 1A, “Risk Factors” concerning defaults under the Company’s Credit Agreement is hereby incorporated by reference.

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

3.3

Certificate of Increase of Authorized Number of Shares of 12¾% Cumulative Exchangeable Preferred Stock of Granite Broadcasting Corporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on July 6, 2006)

3.4

Corrected Certificate of Retirement of 12¾% Cumulative Exchangeable Preferred Stock of Granite Broadcasting Corporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on July 19, 2006)

3.5

Corrected Certificate of Increase of Authorized Number of Shares of 12¾% Cumulative Exchangeable Preferred Stock of Granite Broadcasting Corporation (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on July 3, 2006)

4.1

Credit and Guaranty Agreement, dated as of July 5, 2006, among Granite Broadcasting Corporation, the subsidiaries of Granite Broadcasting Corporation, Silver Point Finance LLC, as Administrative Agent, and the Lenders party thereto from time to time (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on July 6, 2006)

4.2

Second Supplemental Indenture, dated as of July 5, 2006, by and among Granite Broadcasting Corporation, the guarantors party thereto and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on July 6, 2006)

4.3

Supplemental Agreement, dated as of July 5, 2006, in relation to Second Supplemental Indenture and Credit and Guaranty Agreement, each dated as of July 5, 2006, by and among Granite Broadcasting Corporation, the parties identified as “Guarantors” on the signature pages thereof and the parties identified as “Qualified Holders” on the signature pages thereto (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed on July 6, 2006)

4.4

Third Supplemental Indenture, dated as of August 1, 2006, by and among Granite Broadcasting Corporation, the guarantors party thereto and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4 to our Current Report on Form 8-K filed on August 7, 2006)

4.5

Amendment No. 1 under Credit and Guaranty Agreement, dated as of August 15, 2006, by and amongranite Broadcasting Corporation, the Subsidiaries of Granite Broadcasting Corporation listed on the signature pages thereto, as Guarantors, the Lenders party on the signature pages thereto, and Silver Point Finance, LLC, as Administrative Agent (incorporated by reference to Exhibit 4 to our Current Report on Form 8-K filed on August 17, 2006)

4.6

Amendment No. 2 and Limited Waiver under Credit and Guaranty Agreement, dated as of August 31, 2006, by and among Granite Broadcasting Corporation, the Subsidiaries of Granite Broadcasting Corporation listed on the signature pages thereto, as Guarantors, the Lenders party on the signature pages thereto, and Silver Point Finance, LLC, as Administrative Agent (incorporated by reference to Exhibit 4 to our Current Report on Form 8-K filed on August 31, 2006)

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

GRANITE BROADCASTING CORPORATION
Registrant

Date: November 14, 2006	/s/ W. DON CORNWELL
(W. Don Cornwell)
Chief Executive Officer

Date: November 14, 2006	/s/ LAWRENCE I. WILLS
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

3.3

Certificate of Increase of Authorized Number of Shares of 12¾% Cumulative Exchangeable Preferred Stock of Granite Broadcasting Corporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on July 6, 2006)

3.4

Corrected Certificate of Retirement of 12¾% Cumulative Exchangeable Preferred Stock of Granite Broadcasting Corporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on July 19, 2006)

3.5

Corrected Certificate of Increase of Authorized Number of Shares of 12¾% Cumulative Exchangeable Preferred Stock of Granite Broadcasting Corporation (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on July 3, 2006)

4.1

Credit and Guaranty Agreement, dated as of July 5, 2006, among Granite Broadcasting Corporation, the subsidiaries of Granite Broadcasting Corporation, Silver Point Finance LLC, as Administrative Agent, and the Lenders party thereto from time to time (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on July 6, 2006)

4.2

Second Supplemental Indenture, dated as of July 5, 2006, by and among Granite Broadcasting Corporation, the guarantors party thereto and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on July 6, 2006)

4.3

Supplemental Agreement, dated as of July 5, 2006, in relation to Second Supplemental Indenture and Credit and Guaranty Agreement, each dated as of July 5, 2006, by and among Granite Broadcasting Corporation, the parties identified as “Guarantors” on the signature pages thereof and the parties identified as “Qualified Holders” on the signature pages thereto (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed on July 6, 2006)

4.4

Third Supplemental Indenture, dated as of August 1, 2006, by and among Granite Broadcasting Corporation, the guarantors party thereto and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4 to our Current Report on Form 8-K filed on August 7, 2006)

4.5

Amendment No. 1 under Credit and Guaranty Agreement, dated as of August 15, 2006, by and among Granite Broadcasting Corporation, the Subsidiaries of Granite Broadcasting Corporation listed on the signature pages thereto, as Guarantors, the Lenders party on the signature pages thereto, and Silver Point Finance, LLC, as Administrative Agent (incorporated by reference to Exhibit 4 to our Current Report on Form 8-K filed on August 17, 2006)

4.6

Amendment No. 2 and Limited Waiver under Credit and Guaranty Agreement, dated as of August 31, 2006, by and among Granite Broadcasting Corporation, the Subsidiaries of Granite Broadcasting Corporation listed on the signature pages thereto, as Guarantors, the Lenders party on the signature pages thereto, and Silver Point Finance, LLC, as Administrative Agent (incorporated by reference to Exhibit 4 to our Current Report on Form 8-K filed on August 31, 2006)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. §7241)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. §7241)

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350)